Form 10-Q
period 1996-03-31
HEMASURE INC
filed 1996-05-14
CIK 919745

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934

For the quarterly period ended: March 31, 1996
                                --------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-19410
                       -------

                                  HEMASURE INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        04-3216862
         --------                                        ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Organization or Incorporation)


                140 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 485-6850
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X      NO
                                       -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $.01 per share             8,057,347
         --------------------------------------             ---------
                           Class                   Outstanding at May 3, 1996

                                  HemaSure Inc.

                                                   INDEX
                                                   -----



                                                                                                       PAGE
                                                                                                       ----
PART I     FINANCIAL INFORMATION



Item 1.    Financial Statements

           Condensed Balance Sheets as of  March 31, 1996 and December 31, 1995                           3

           Statements of Operations for the Three Month Periods Ended  March 31, 1996
           and 1995                                                                                       4

           Statements of Cash Flows for the Periods Ended March 31, 1996 and 1995                         5

           Notes to Condensed Financial Statements                                                        6



Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                     8



PART II    OTHER INFORMATION                                                                             10


           SIGNATURES                                                                                    11

                                  HemaSure Inc.

                                       Condensed Balance Sheets
                                              (Unaudited)


(In thousands)                                                              March 31,    December 31,
                                                                              1996            1995
                                                                            ---------    ------------

ASSETS

Current assets:
  Cash and cash equivalents                                                 $ 14,467        $ 23,028
  Marketable securities                                                       30,557          24,813
  Accounts receivable                                                             55              82
  Inventory                                                                      737             756
  Prepaid expenses                                                               260             150
                                                                            --------        --------

  Total current assets                                                        46,076          48,829

Property and equipment, net                                                    1,725           1,286

Other assets                                                                      99              97
                                                                            --------        --------

  Total assets                                                              $ 47,900        $ 50,212
                                                                            ========        ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $  1,136        $  1,208
  Payable to related parties                                                      30              87
  Accrued expenses                                                               784             522
  Capital lease obligations-current portion                                      123             107
                                                                            --------        --------

 Total current liabilities                                                     2,073           1,924

Capital lease obligations                                                        263             286
                                                                            --------        --------

 Total liabilities                                                             2,336           2,210
                                                                            --------        --------

Stockholders' equity:
  Common stock                                                                    81              80
  Additional paid-in capital                                                  60,425          60,372
  Unearned compensation                                                         (546)           (595)
  Unrealized holding loss of available for sale marketable securities            (11)
  Accumulated deficit                                                        (14,385)        (11,855)
                                                                            --------        --------

 Total stockholders' equity                                                   45,564          48,002
                                                                            --------        --------

 Total liabilities and stockholders' equity                                 $ 47,900        $ 50,212
                                                                            ========        ========




                   The accompanying notes are an integral part
                          of the financial statements.

                                  HemaSure Inc.

                            Statements of Operations
                        For The Three-Month Periods Ended
                             March 31, 1996 and 1995
                                   (Unaudited)

                                                          Three-month periods
(In thousands, except per share amounts)                    ended march 31,
                                                        -----------------------
                                                          1996           1995
                                                          ----           ----

Revenues:

  Product sales                                         $    22         $     3
  Product sales to related parties                           14             371
  Collaborative research and development                     46
                                                        -------         -------

        Total revenues                                       82             374
                                                        -------         -------

Costs and expenses:

  Cost of products sold                                     390             105
  Cost of products sold to related parties                   13             278
  Research & development                                  1,577             910
  Selling, general and administrative                     1,216             730
                                                        -------         -------


        Total costs and expenses                          3,196           2,023
                                                        -------         -------

Loss from operations                                     (3,114)         (1,649)

Interest income, (net)                                      584             147
                                                        -------         -------


Net loss                                                $(2,530)        $(1,502)
                                                        =======         =======



Net loss per share                                      $ (0.31)        $ (0.27)


Weighted average number of common and
  common equivalent shares outstanding                    8,041           5,501



                   The accompanying notes are an integral part
                          of the financial statements.

                                  HemaSure Inc.

                                       Statements of Cash Flows
                                             ( Unaudited )


 (In thousands)                                                              Three-month periods ended
                                                                                      March 31,
                                                                            --------------------------
                                                                               1996            1995
                                                                               ----            ----

Cash flows from operating activities:
  Net loss                                                                  $ (2,530)       $ (1,502)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                                                139             104
    Accretion of marketable securities discount                                 (164)
  Changes in operating assets and liabilities:
    Accounts receivable                                                           27               2
    Inventories                                                                   19             219
    Other current assets                                                        (110)             49
    Accounts payable and accrued expenses                                        133            (479)
                                                                            --------        --------

  Net cash (used in) operating activities                                     (2,486)         (1,607)

Cash flows from investing activities:
  Purchases of available for sale marketable securities                      (71,788)
  Maturities of available for sale marketable securities                      66,208
  Unrealized holding loss of available for sale marketable securities            (11)
  Additions to property and equipment                                           (529)            (69)
  (Increase) decrease in other assets                                             (2)             --
                                                                            --------        --------

  Net cash used in investing activities                                       (6,122)            (69)

Cash flows from financing activites:
  Net proceeds from issuance of common stock                                      54
  Borrowings under capital lease arrangements                                     58
  Repayments of capital lease obligations                                        (65)             (5)
                                                                            --------        --------

  Net cash provided by (used in) financing activities                             47              (5)

Net decrease in cash                                                          (8,561)         (1,681)

Cash at beginning of period                                                   23,028          11,704
                                                                            --------        --------

Cash at end of period                                                       $ 14,467        $ 10,023
                                                                            ========        ========



                   The accompanying notes are an integral part
                          of the financial statements.

                                  HemaSure Inc.
                     Notes To Condensed Financial Statements


1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1996 and 1995.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's Form 10K (File No. 0-19410), filed with the Securities and Exchange Commission on April 1, 1996.


2.       Inventories

         Inventories consist of the following:


                                                            March 31, 1996         December 31, 1995
                                                            --------------         -----------------


             Raw Materials                                       $429                    $492
             Work in progress                                       7                       6
             Finished goods                                       301                     258
                                                                 ----                    ----

                                                                 $737                    $756
                                                                 ====                    ====


3.       Property and Equipment

         Property and equipment consists of the following:

                                                            March 31, 1996         December 31, 1995
                                                            --------------         -----------------


          Property and equipment                               $ 4,156                 $ 3,733

          Less accumulated depreciation and amortization        (2,740)                 (2,650)
                                                               -------                 -------

                                                                 1,416                   1,083

                   Construction in progress                        309                     203
                                                               -------                 -------

                                                               $ 1,725                 $ 1,286
                                                               =======                 =======

4.       Net loss per share

         The net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive.


5.       Litigation

         In February 1996, Pall Corporation ("Pall") filed a complaint against the Company in the United States District Court for the Eastern District of New York. The Complaint alleges that the Company has infringed and is infringing a certain U.S. patent assigned to Pall (the "Pall Patent") by making, using and selling the Company's LeukoNet System. The Company has received an opinion of its patent counsel to the effect that a properly informed court would conclude the Company does not infringe any valid enforceable claims of the Pall Patent. However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in the patent infringement action would have a material adverse effect on the Company's future business and operations.

6.       Subsequent Event

         In May 1996, the Company completed the acquisition of certain assets of the plasma products unit of Novo Nordisk A/S, a Danish company. The plasma products unit processes blood plasma into plasma pharmaceutical products. The purchase price is comprised of three portions. The first portion of $1,800,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option. The second portion of approximately $13,000,000 is payable in cash from time to time upon sale of acquired inventory (valued at approximately $13,000,000) but no later than 1998, provided that up to $4,000,000 of this portion may be forgiven in certain circumstances. The third portion of the purchase price of approximately $8,000,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option, provided that all of this portion may be forgiven in certain circumstances. This acquisition will be accounted for as a purchase in accordance with purchase method accounting.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Overview

HemaSure was established in December 1993 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor"). Prior to that date, its business was conducted as part of Sepracor's bioprocessing division. Effective as of January 1, 1994, in exchange for 3,000,000 shares of Common Stock, Sepracor transferred to HemaSure its technology relating to the manufacture, use and sale of medical devices.

The Company is utilizing its proprietary filtration and pathogen inactivation technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide. From inception through fiscal 1995, HemaSure has sold non-blood related filter products primarily to Sepracor, a related party, for use in chemical processing applications. As the Company continues to focus its efforts in the medical device sector, it does not expect sales of its non-blood related products to continue in any material respect. The Company's collaborative research and development efforts have been with the U.S. Department of the Army for blood filtration related practices.

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with FDA regulations.

         Three months ended March 31, 1996 and 1995

Revenues were $82,000 for the quarter ended March 31, 1996 compared to $374,000 in the same period in 1995. Revenues in the first quarter 1995 include product sales to Sepracor of $368,000 which were not repeated in the first quarter 1996. Revenues in the first quarter 1996 include medical device product sales of $22,000 and collaborative research and development revenues of $46,000 related to the Company's Phase II SBIR grant which began in March 1995.

Total cost of products sold exceeded total product sales in all periods due to the start-up costs of new product introduction and the high costs associated with low volume production.

Research and development expenses were $1,577,000 in the first quarter of 1996 compared to $910,000 in the first quarter of 1995. The increase in the three month period is primarily attributable to a higher level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System and preparation for commercialization of the Company's LeukoNet Pre-Storage Leukoreduction System ( the "LeukoNet System"), which received marketing clearance from the United States Food and Drug Administration in June 1995.

Selling, general and administrative expenses were $1,216,000 in the three months ended March 31, 1996 compared to $730,000 in the three months ended March 31, 1995. The increase in the three month period is primarily attributable to expenses associated with preparation for commercialization of the LeukoNet System and increased costs related to the hiring of management with specific industry experience.

Interest income, net for the quarter ended March 31, 1996 of $584,000 increased compared to the quarter ended March 31, 1995 of $147,000 due to higher average cash and marketable securities balances available for investment offset by higher interest expense related to the Company's capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents for the three months ended March 31, 1996 was $8,561,000. This decrease is attributable primarily to net cash used in investing activities of $6,122,000, $5,591,000 of which relates to available-for-sale marketable securities investing activities and net cash used in operating activities of $2,486,000. Net cash used in operating activities is primarily attributable to the net loss of $2,530,000.

In June 1994, the Company executed an agreement with a third party to license certain technology. The Company agrees to pay to the third party, pursuant to the terms of the agreement, license fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sale of any product incorporating this technology.
To date the Company has paid $600,000 under this agreement.

In May 1996, the Company completed the acquisition of certain assets of the plasma products unit of Novo Nordisk A/S, a Danish company. The plasma products unit processes blood plasma into plasma pharmaceutical products. The purchase price is comprised of three portions. The first portion of $1,800,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option. The second portion of approximately $13,000,000 is payable in cash from time to time upon sale of acquired inventory (valued at approximately $13,000,000) but no later than 1998, provided that up to $4,000,000 of this portion may be forgiven in certain circumstances. The third portion of the purchase price of approximately $8,000,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option, provided that all of this portion may be forgiven in certain circumstances. In addition , the agreement required the Company to provide minimum equity financing of $4,000,000 at closing and an additional $4,000,000 of equity financing at a future date as defined in the agreement.

The Company believes that its available cash balances together with its current operating plan will be sufficient to fund the Company's operations into 1997. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of new products, patent developments, the acquisition or investment in complementary businesses or products and the introduction of competitive products.

                                    PART II.
                                OTHER INFORMATION


Items  1.         Legal Proceedings
                  -----------------
                  In February 1996, Pall Corporation ("Pall") filed a complaint against the Company in the United States District Court for the Eastern District of New York. The Complaint alleges that the Company has infringed and is infringing a certain U.S.
                  patent assigned to Pall (the "Pall Patent") by making, using and selling the Company's LeukoNet System. The Company has received an opinion of its patent counsel to the effect that a properly informed court would conclude the Company does not infringe any valid enforceable claims of the Pall Patent.
                  However, there can be no assurance that HemaSure will prevail in the pending litigation, and an adverse outcome in the patent infringement action would have a material adverse effect on the Company's future business and operations.


Items  2 - 5.     None
                  ----

Item   6.         Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)  Exhibits
                           10.1 Asset Purchase Agreement between and among the Company, HemaPharm Inc. and HemaPharm A/S and Novo Nordisk A/S, dated as of May 2, 1996.

                           27.1    Financial Data Schedule

                  b)  Reports on Form 8-K
                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             HEMASURE INC.


Date:    May 15, 1995                        /s/ Eugene J. Zurlo
                                             ------------------------------
                                             Eugene J. Zurlo
                                             Chairman, President, and
                                             Chief  Executive Officer
                                             (Principal Executive Officer)




Date:    May 15, 1995                        /s/ Steven H. Rouhandeh
                                             ------------------------------
                                             Steven H. Rouhandeh
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)




Date:    May 15, 1995                        /s/ James B. Murphy
                                             ------------------------------
                                             James B. Murphy
                                             Vice President and Controller
                                             (Principal Accounting Officer)