Form 10-Q
period 1996-06-30
HEMASURE INC
filed 1996-08-14
CIK 919745

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934

For the quarterly period ended: June 30, 1996
                                -------------

- --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------------

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

                                        YES  X      NO
                                            ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share              8,076,468
     --------------------------------------              ---------
                      Class                     Outstanding at August 9, 1996

                                  HemaSure Inc.

                                     INDEX
                                     -----


                                                                                        PAGE
                                                                                        ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995           3

          Consolidated Statements of Operations for the Three and Six Month Periods
          Ended June 30, 1996 and 1995                                                    4

          Consolidated Statements of Cash Flows for the Periods Ended June 30, 1996 and   5
          1995

          Notes to Consolidated Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                      8


PART II   OTHER INFORMATION                                                              11


          SIGNATURES                                                                     13

                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


(In thousands)                                                        June 30,  December 31,
                                                                        1996        1995
                                                                      --------  ------------
ASSETS

Current assets:
Cash and cash equivalents                                             $ 28,273    $ 23,028
Marketable securities                                                    8,002      24,813
Accounts receivable                                                      1,868          82
Inventory                                                               19,269         756
Prepaid expenses                                                           188         150
                                                                      --------    --------
Total current assets                                                    57,600      48,829
Property and equipment, net                                             10,691       1,286
Other assets                                                               179          97
                                                                      --------    --------

Total assets                                                          $ 68,470    $ 50,212
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                      $  3,749    $  1,208
Payable to related parties                                                  13          87
Accrued expenses                                                         1,441         522
Notes payable-current portion                                            1,437
Capital lease obligations-current portion                                  179         107
                                                                      --------    --------

Total current liabilities                                                6,819       1,924
Capital lease obligations                                                  390         286
Notes payable                                                           20,617
                                                                      --------    --------

Total liabilities                                                       27,826       2,210
                                                                      --------    --------

Stockholders' equity:
Common stock                                                                81          80
Additional paid-in capital                                              60,597      60,372
Unearned compensation                                                     (497)       (595)
Unrealized holding loss of available for sale marketable securities          2
Cumulative translation adjustments                                      (1,015)
Accumulated deficit                                                    (18,524)    (11,855)
                                                                      --------    --------

Total stockholders' equity                                              40,644      48,002
                                                                      --------    --------
Total liabilities and stockholders' equity                            $ 68,470    $ 50,212
                                                                      ========    ========



                   The accompanying notes are an integral part
                          of the financial statements.


                                  HemaSure Inc.
                      Consolidated Statements of Operations
                       For The Three and Six Month Periods
                         Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                  Three-month periods     Six-month periods
(In thousands, except per share amounts)            ended June 30,          ended June 30,
                                                  -------------------     -----------------

                                                     1996       1995       1996       1995
                                                     ----       ----       ----       ----
Revenues

   Product sales                                     $ 1,981    $     -    $ 2,003    $     3
   Product sales to related parties                        -        109         13        480
   Collaborative research and development                  8         88         54         88
                                                     -------    -------    -------    -------

         Total revenues                                1,989        197      2,070        571
                                                     -------    -------    -------    -------

Costs and expenses:

   Cost of products sold                               2,280        110      2,669        215
   Cost of products sold to related parties                -        109         13        387
   Research & development                              1,449      1,055      3,025      1,965
   Purchase of in process research and development       500                   500
   Selling, general and administrative                 2,285        820      3,500      1,550
                                                     -------    -------    -------    -------

       Total costs and expenses                        6.514      2.094      9,707      4,117
                                                     -------    -------    -------    -------
   Loss from operations                               (4,525)    (1,897)    (7,637)    (3,546)
   Interest income, (net)                                384        129        968        276
                                                     -------    -------    -------    -------

   Net loss                                          $(4,141)   $(1,768)   $(6,669)   $(3,270)
                                                     =======    =======    =======    =======


   Net loss per share                                $ (0.51)   $ (0.32)   $ (0.83)   $ (0.59)

   Weighted average number of common and
    common equivalent shares outstanding               8,063      5,501      8,052      5,501



                   The accompanying notes are an integral part
                          of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

(In thousands)                                               Six-month periods
                                                               ended June 30,
                                                          -----------------------
                                                             1996         1995
                                                             ----         ----
Cash flows from operating activities:
 Net loss                                                 $  (6,669)   $  (3,270)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                                366          216
   Accretion of marketable securities discount                  (14)
   Purchase of in process research and development              500
 Changes in operating assets and liabilities:
   Accounts receivable                                       (1,786)         (73)
   Inventories                                               (4,993)         213
   Other current assets                                          41          252
   Accounts payable and accrued expenses                      2,351         (436)
                                                          ---------    ---------

 Net cash (used in) operating activities                    (10,204)      (3,098)

Cash flows from investing activities:
 Purchase of available for sale marketable securities      (114,300)
 Maturities of available for sale marketable securities     131,109
 Additions to property and equipment                         (1,677)        (460)
 Cash paid for acquired business                               (128)
 Decrease in other assets                                        43            -
                                                          ---------    ---------

 Net cash provided from (used in) investing activities       15,047         (460)

Cash flows from financing activities:
 Proceeds from issuance of common stock                         226
 Borrowings under capital lease arrangements                    288          197
 Repayments of capital lease obligations                       (112)         (23)
                                                          ---------    ---------

 Net cash provided from financing activities                    402          174

Net increase (decrease) in cash                               5,245       (3,384)

Cash and cash equivalents at beginning of period             23,028       11,704
                                                          ---------    ---------
Cash and cash equivalents at end of period                $  28,273    $   8,320
                                                          =========    =========

Supplemental schedule of cash flow information:
 Cash paid during the period for interest                 $      40    $      14


                   The accompanying notes are an integral part
                         of the financial statements.

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

     Consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary from the date of acquisition. All material intercompany transactions have been eliminated. The assets and liabilities of the Company's international subsidiary are translated into U.S. dollars using current exchange rates. Statements of operations amounts are translated at average exchange rates prevailing during the period. The resulting translation adjustment is recorded in the cumulative translation adjustment account in stockholders' equity.

     Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1996 and 1995.

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

2.   Inventories

     Inventories consist of the following:

                                                June 30, 1996   December 31, 1995
                                                -------------   -----------------
      Raw Materials                                $ 6,502            $492
      Work in progress                               8,522               6
      Finished goods                                 4,245             258
                                                   -------            ----

                                                   $19,269            $756
                                                   =======            ====


3.   Property and Equipment

     Property and equipment consists of the following:

                                                       June 30. 1996    December 31, 1995
                                                       -------------    -----------------
      Property and equipment                              $ 13,349          $  3,733

      Less accumulated depreciation and amortization        (2.918)           (2,650)
                                                          --------          --------
                                                            10,431             1,083
            Construction in progress                           260               203
                                                          --------          --------
                                                          $ 10,691          $  1,286
                                                          ========          ========


4.   Acquisition of Plasma Products Unit

     In May 1996, the Company acquired the plasma product unit of Novo Nordisk A/S (the "Denmark Acquisition"), a Denmark corporation through its newly formed Danish subsidiary, HemaSure A/S. The Company accounted for this acquisition using the purchase method of accounting and, accordingly the net assets of the acquired business have been consolidated in the Company's financial statements since the date of acquisition. In connection with the acquisition, the Company recorded a non-recurring charge of $500,000 identified as "purchase of in process research and development" representing that portion of the purchase price paid for the on-going research and development projects of the acquired business which have not yet resulted in commercially viable products. The purchase price for the transaction is comprised of three portions.

     The first portion of approximately $1,500,000 is in the form of a Convertible Subordinated Note and is payable in March 1998 in cash or common stock of HemaSure at the Company's option. This note would automatically convert to shares of a subsidiary of HemaSure if, prior to March 1998, certain events occur as described in the terms of the note. This Convertible Subordinated Note bears interest at 7% per annum beginning six months from the date of the note.

     The second portion of approximately $13,000,000 is in the form of a Promissory Note and is payable quarterly upon the receipt of funds from the sale of acquired inventory (valued at approximately $13,000,000) in the preceding quarter but not later than March 1998, provided that up to approximately $3,000,000 of this portion may be forgiven in certain circumstances. The Promissory Note does not bear interest.

     The third portion of the purchase price of approximately $8,500,000 is payable in March 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option, provided that all of this portion may be forgiven in certain circumstances.

5.   Net loss per share

     The net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive.

6.   Litigation

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

In May 1996, the Company acquired the plasma product unit of Novo Nordisk A/S (the "Denmark Acquisition"), a Denmark corporation through its newly formed Danish subsidiary, HemaSure A/S. The purchase price for the transaction is comprised of three portions. The first portion of approximately $1,500,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option. The second portion of approximately $13,000,000 is payable from time to time upon receipt of funds from the sale of acquired inventory (valued at approximately $13,000,000) in the preceding quarter but not later than 1998, provided that up to $3,000,000 of this portion may be forgiven in certain circumstances. The third portion of the purchase price of approximately $8,500,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option, provided that all of this portion may be forgiven in certain circumstances.

The financial results for the three and six month periods ended June 30, 1996 include the results of the newly acquired plasma products business from the date of acquisition. In addition, the Company incurred a non-recurring charge of $500,000 relating to the purchase of in-process technology associated with the Denmark Acquisition. Due to the Denmark Acquisition described above, the Company believes that comparisons of its financial results for 1995 and 1996 are not necessarily meaningful.

The Company develops innovative separations and pathogen inactivation technologies designed to set standards of safety for processing blood components and plasma pharmaceuticals worldwide. The Company's products are designed for use in blood centers, hospitals and pharmacies worldwide. From inception through fiscal 1995, HemaSure has sold non-blood related filter products primarily to Sepracor, a related party, for use in chemical processing applications. As the Company continues to focus its efforts in the blood products sector, it does not expect sales of its non-blood related products to continue in any material respect. The Company's collaborative research and development efforts have been with the U.S. Department of the Army for blood filtration related practices.

The Company's future operating results are subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with FDA regulations and similar authorities in foreign countries.

          Three and six months ended June 30, 1996 and 1995

Revenues were $1,989,000 for the quarter ended June 30, 1996 compared to $197,000 in the same period in 1995. Revenues in the second quarter 1996 include sales of the plasma products of HemaSure A/S of $1,967,000. Revenues in the second quarter 1995 include product sales to Sepracor, a related party, of $108,000 and collaborafive research and development revenues of $88,000 related to the Company's SBIR grant.

Revenues were $2,070,000 for the first six months of 1996 compared to $571,000 for the first six months of 1995. Revenues for the six month period ended June 30, 1996 include sales of the plasma products of HemaSure A/S of $1,967,000 and collaborative research and development revenues of $54,000 related to the Company's SBIR grant. Revenues for the six month period ended June 30, 1995 include product sales to Sepracor of $476,000 and collaborative research and development revenues of $88,000 related to the Company's SBIR grant.

Total cost of products sold exceeded total product sales in all periods due to the start-up costs of new medical device product introduction and the high costs associated with low-volume medical device production.

Research and development expenses were $1,449,000 in the second quarter of 1996 compared to $1,055,000 in the second quarter of 1995, and were $3,025,000 in the six months ended June 30, 1996 compared to $1,965,000 in the six months ended June 30, 1995. The increase in both the three and six month periods is primarily attributable to a higher level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System and preparation for commercialization of the Company's LeukoNet Pre-Storage Leukoreduction System (the "LeukoNet System"), which received marketing clearance from the United States Food and Drug Administration in June 1995.

In 1996, the Company incurred a non-recurring charge of $500,000 relating to the purchase of in-process technology associated with the Denmark Acquisition.

Selling, general and administrative expenses were $2,285,000 in the three months ended June 30, 1996 compared to $820,000 in the three months ended June 30, 1995, and were $3,500,000 in the first six months of 1996 compared to $1,550,000 in the first six months of 1995. The increase in both periods is primarily attributable to expenses associated with preparation for commercialization of the LeukoNet System and increased costs related to the hiring of management with specific industry experience. Selling, general and administrative expenses for both the three and six month periods ended June 30, 1996 include $487,000 related to activities at HemSure A/S.

Interest income, (net) increased for both the three and six month periods ended June 30, 1996 from the same periods in 1995 primarily due to higher available cash balances during the periods offset in part by lower average interest rates and higher interest expense costs associated with higher average capital lease obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents for the six months ended June 30, 1996 was $5,245,000. This increase is attributable primarily to net cash provided from investing activities of $15,047,000 and net cash provided from financing activities of $402,000 offset in part by net cash used in operating activities of $10,204,000. Net cash provided from investing activities resulted principally from net maturities of available for sale marketable securities of $16,809,000 offset by investments in property and equipment of $1,677,000. Net cash used in operating activities is primarily attributable to the net loss of $6,669,000 and an increase in both the accounts receivable and inventory balances of $1,786,000 and $4,993,000, respectively, offset in part by an increase in accounts payable and accrued expenses of $2,351,000.

In June 1994, the Company executed an agreement with a third party to license certain technology. The Company agrees to pay to the third party, pursuant to the terms of the agreement, license fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sale of any product incorporating this technology. To date the Company has paid $900,000 under this agreement.

The Company believes that its available cash balances together with its current operating plan will be sufficient to fund the Company's operations into 1997. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of new products, patent developments and the introduction of competitive products.

                                     PART H.
                                OTHER INFORMATION


Item 1.        Legal Proceedings
               -----------------

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

Items 2 - 3.   None
               ----

Item 4.        Submission of matters to a Vote of Security Holders
               ---------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 16, 1996, the following proposals were adopted by the vote specified below.

              Proposal                            For             Withheld
              --------                            ---             --------
1. Election of Directors
    Timothy J. Barberich                       7,026,619           49,200
    Eugene J. Zurlo                            7,026,619           49,200
    Rolf S. Stutz                              7,026,619           49,200
    David S. Barlow                            7,026,619           49,200
    John T. Kimbell                            7,026,619           49,200


                                                   For          Against           Abstain         Broker Nonvotes (1)
                                                   ---          -------           -------         -------------------
2. Amendment to the Company's
Certificate of Incorporation
increasing from 12,000,000 to
20,000,000 the number of
authorized shares of Common
Stock                                           6,221,513          53,040           2,822                798,444

3. Amendments to the
Company's 1994 Director Option
Plan                                            5,060,809         581,692          10,186              1,423,132

4. Amendments to the
Company's 1994 Stock Option
Plan                                            4,589,273       1,052,742          10,672              1,423,132

(1)   Votes counted for purposes of determining whether a quorum is present for the meeting but indicates that the broker or other holder was not authorized by the beneficial owner to cast a vote on certain proposals but was authorized to cast (and did cast) a vote on at least one other proposal.


 Item 5.       None
               ----

 Item 6.       Exhibits and Reports on Form 8-K
               --------------------------------

               a) Exhibits
                       10.1 Master Strategic Alliance Agreement between HemaSure Inc. and the American Red Cross BioMedical Services dated June 5, 1996.

                       10.2 Amendments to the Company's 1994 Director Option
                       Plan.

                       27.1 Financial Data Schedule

               b) Reports on Form 8-K
                       On July 17, 1996 the Company filed Form 8-K/A which amends the Company's Form 8-K dated May 2, 1996 to include required financial information with respect to the acquisition of the plasma product unit of Novo Nordisk A/S, a Denmark corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HEMASURE INC.


Date: August 9, 1996             /s/ Steven H. Rouhandeh
                                 ----------------------------------------------
                                              Steven H. Rouhandeh
                                                   President
                                         (Principal Executive Officer)


Date: August 9, 1996             /s/ Jeffrey B. Davis
                                 ----------------------------------------------
                                                  Jeffrey B. Davis
                                          Senior Vice President and Chief
                                                  Financial Officer
                                           (Principal Financial Officer)


Date: August 9, 1996              /s/ James B. Murphy
                                  ---------------------------------------------
                                                 James B. Murphy
                                  Sr. Vice President Finance and Administration
                                           (Principal Accounting Officer)