Form 10-Q
period 1996-09-30
HEMASURE INC
filed 1996-11-14
CIK 919745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended: September 30, 1996
                                ------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-19410
                --------------

                                  HEMASURE INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                       04-3216862
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Organization or Incorporation)


                140 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                    YES  X      NO
                                       -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $.01 per share              8,089,124
         --------------------------------------              ---------
                           Class                 Outstanding at November 8, 1996

                                  HemaSure Inc.

                                                       INDEX
                                                       -----

                                                                                                             PAGE
                                                                                                             ----

PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                          3

           Consolidated Statements of Operations for the Three and Nine Month Periods Ended
           September 30, 1996 and 1995                                                                         4

           Consolidated Statements of Cash Flows for the Periods Ended September 30, 1996 and 1995             5

           Notes to Consolidated Financial Statements                                                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations               9


PART II    OTHER INFORMATION                                                                                  12

           SIGNATURES                                                                                         13

                                 HemaSure Inc.

                                            Consolidated Balance Sheets
                                                    (Unaudited)

(In thousands)                                                               September 30,        December 31,
                                                                                  1996                1995
                                                                             -------------        ------------

ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 13,358            $ 23,028
  Marketable securities                                                           10,885              24,813
  Accounts receivable                                                              5,859                  82
  Inventories                                                                     23,789                 756
  Prepaid expenses                                                                 1,198                 150
                                                                                --------            --------

  Total current assets                                                            55,089              48,829

Property and equipment, net                                                       10,487               1,286

Other assets                                                                         152                  97
                                                                                --------            --------

  Total assets                                                                  $ 65,728            $ 50,212
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  4,178              $1,295
  Accrued expenses                                                                 2,161                 522
  Notes payable - current portion                                                  1,441
  Capital lease obligations-current portion                                          188                 107
                                                                                --------            --------

 Total current liabilities                                                         7,968               1,924

Capital lease obligations                                                            364                 286
Notes payable                                                                     20,646
                                                                                --------            --------

     Total liabilities                                                            28,978               2,210
                                                                                --------            --------
Stockholders' equity:
  Common stock                                                                        81                  80
  Additional paid-in capital                                                      60,606              60,372
  Unearned compensation                                                             (447)               (595)
  Unrealized holding loss of available for sale marketable securities                 (1)
  Cumulative translation adjustments                                              (1,431)
  Accumulated deficit                                                            (22,058)            (11,855)
                                                                                --------            --------

 Total stockholders' equity                                                       36,750              48,002
                                                                                --------            --------

 Total liabilities and stockholders' equity                                     $ 65,728            $ 50,212
                                                                                ========            ========



                     The accompanying notes are an integral
                       part of the financial statements.

                                  HemaSure Inc.

                                       Consolidated Statements of Operations
                                     For The Three and Nine Month Periods Ended
                                            September 30, 1996 and 1995
                                                   (Unaudited)

                                                           Three-month periods              Nine-month periods
(In thousands, except per share amounts)                   ended September 30,              ended September 30,
                                                         -----------------------         ------------------------
                                                           1996            1995            1996             1995
                                                         -------         -------         --------         -------

Revenues:

  Product sales                                          $ 4,172         $    13         $  6,175         $    16
  Product sales to related parties                            --              23               13             503
  Collaborative research and development                      --              98               54             186
                                                         -------         -------         --------         -------

        Total revenues                                     4,172             134            6,242             705
                                                         -------         -------         --------         -------

Costs and expenses:

  Cost of products sold                                    3,096              70            5,765             285
  Cost of products sold to related parties                    --              15               13             402
  Research & development                                   1,247           1,238            4,271           3,204
  Purchase of in process research and development             --              --              500              --
  Selling, general and administrative                      3,772             916            7,273           2,466
                                                         -------         -------         --------         -------

        Total costs and expenses                           8,115           2,239           17,822           6,357
                                                         -------         -------         --------         -------

Loss from operations                                      (3,943)         (2,105)         (11,580)         (5,652)

Interest income, (net)                                       409              97            1,377             373
                                                         -------         -------         --------         -------

Net loss                                                 $(3,534)        $(2,008)        $(10,203)        $(5,279)
                                                         =======         =======         ========         =======

Net loss per share                                       $ (0.44)        $ (0.35)        $  (1.27)        $ (0.94)

Weighted average number of common and
  common equivalent shares outstanding                     8,077           5,773            8,061           5,593




                   The accompanying notes are an integral part
                          of the financial statements.

                                 HemaSure Inc.

                                       Consolidated Statements of Cash Flows
                                                   (Unaudited)

(In thousands)                                                                 Nine-month periods
                                                                               ended September 30,
                                                                          ------------------------------
                                                                             1996                 1995
                                                                          ---------              -------

Cash flows from operating activities:
  Net loss                                                                $ (10,203)             $(5,279)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                                             1,124                  337
    Accretion of marketable securities discount                                  (4)                   -
    Purchase of in process research and development                             500                    -
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (6,146)                 (69)
    Inventories                                                             (10,011)                 160
    Other current assets                                                       (847)                  47
    Accounts payable and accrued expenses                                     3,464                  226
                                                                          ---------              -------

  Net cash (used in) operating activities                                   (22,123)              (4,578)

Cash flows from investing activities:
  Purchase of available for sale marketable securities                     (181,690)                   -
  Maturities of available for sale marketable securities                    195,621                    -
  Additions to property and equipment                                        (1,438)                (647)
  Cash paid for acquired business                                              (137)                   -
  Decrease in other assets                                                       45                    -
                                                                          ---------              -------

  Net cash provided from (used in) investing activities                      12,401                 (647)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                        235               43,200
  Borrowings under capital lease arrangements                                   312                  197
  Repayments of capital lease obligations                                      (153)                 (37)
                                                                          ---------              -------

  Net cash provided from financing activities                                   394               43,360

Exchange rate changes on cash and equivalents                                  (342)                   -

Net increase (decrease) in cash                                              (9,670)              38,135

Cash and cash equivalents at beginning of period                             23,028               11,704
                                                                          ---------              -------

Cash and cash equivalents at end of period                                $  13,358              $49,839
                                                                          =========              =======

Supplemental schedule of cash flow information:
   Cash paid during the period for interest                               $      62              $    25



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

         In May 1996, the Company acquired the plasma product unit of Novo Nordisk A/S (the "Denmark Acquisition"), a Denmark corporation through its newly formed Danish subsidiary, HemaSure A/S. The purchase price for the transaction is comprised of a combination of Promissory Notes, Convertible Subordinated Notes (which would convert to common stock of HemaSure or a subsidiary of HemaSure) and additional consideration payable in 1998 in cash or stock, at the option of HemaSure, which would not be paid in certain events. The acquisition was accounted for under the purchase method of accounting.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated interim financial statements include the accounts of HemaSure and its wholly owned subsidiary from the date of acquisition, and in the opinion of management, reflect all adjustments (including normal recurring accruals) and the elimination of all material intercompany transactions necessary for a fair statement of the results for the interim periods ended September 30, 1996 and 1995.

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

2.       Inventories

         Inventories consist of the following:

                                        September 30, 1996     December 31, 1995
                                        ------------------     -----------------

             Raw materials                    $ 6,372                $492
             Work in progress                  10,992                   6
             Finished goods                     6,425                 258
                                              -------                ----
                                              $23,789                $756
                                              =======                ====

3.       Property and Equipment

         Property and equipment consists of the following:

                                                           September 30, 1996       December 31, 1995
                                                           ------------------       -----------------

          Property and equipment                                 $13,901                 $ 3,733

          Less accumulated depreciation and amortization          (3,631)                 (2,650)
                                                                 -------                 -------

                                                                  10,270                   1,083

                   Construction in progress                          217                     203
                                                                 -------                 -------

                                                                 $10,487                 $ 1,286
                                                                 =======                 =======



4.       Notes payable

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

         The second portion of approximately $12,000,000 is in the form of a Promissory Note and is payable quarterly upon the receipt of funds from the sale of acquired inventory (valued at approximately $12,000,000) in the preceding quarter but not later than March 1998, provided that up to approximately $3,000,000 of this portion may be forgiven in certain circumstances. The Promissory Note does not bear interest.

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

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. ("P&U"). In its complaint, the Company seeks to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint seeks compensatory, consequential and punitive damages. There can be no assurance that the Company will prevail in this litigation or, if the Company does so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect.

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

In May 1996, the Company acquired the plasma products unit of Novo Nordisk A/S (the "Denmark Acquisition"), a Denmark corporation through its newly formed Danish subsidiary, HemaSure A/S. The purchase price for the transaction is comprised of three portions. The first portion of approximately $1,500,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option. The second portion of approximately $12,000,000 is payable from time to time upon sale of acquired inventory (valued at approximately $12,000,000) but not later than 1998, provided that up to $3,000,000 of this portion may be forgiven in certain circumstances. The third portion of the purchase price of approximately $8,500,000 is payable in 1998 in cash or common stock of HemaSure or a subsidiary of HemaSure, at the Company's option, provided that all of this portion may be forgiven in certain circumstances.

The financial results for the three and nine month periods ended September 30, 1996 include the results of the newly acquired plasma products business from the date of acquisition. In addition, the Company incurred a non-recurring charge of $500,000 relating to the purchase of in-process technology associated with the Denmark Acquisition. The Company believes that comparisons of its financial results for 1995 and 1996 are not necessarily meaningful.

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

In November 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. ("P&U") seeking damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The Company had planned on operational synergy's between the P&U plasma products business and its HemaSure A/S plasma products business. As a result, the Company is reevaluating all strategic alternatives with regard to its current plasma products business.

The Company's future operating results are subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, sufficiency of funds to finance operations, successful commercialization of products, successful integration of acquired businesses and compliance with FDA regulations and similar authorities in foreign countries.

         Three and nine months ended September 30, 1996 and 1995

Revenues were $4,172,000 for the quarter ended September 30, 1996 compared to $134,000 in the same period in 1995. Revenues in the third quarter of 1996 include sales of the plasma products of HemaSure A/S of $3,654,000. Revenues in the third quarter of 1995 include product sales to Sepracor, a related party, of $23,000 and collaborative research and development revenues of $98,000 related to the Company's SBIR grant.

Revenues were $6,242,000 for the first nine months of 1996 compared to $705,000 for the first nine months of 1995. Revenues for the nine month period ended September 30, 1996 include sales of the plasma products of HemaSure A/S of $5,621,000 and collaborative research and development revenues of $54,000 related to the Company's SBIR grant. Revenues for the nine month period ended September 30, 1995 include product sales to Sepracor of $476,000 and collaborative research and development revenues of $186,000 related to the Company's SBIR grant.

Total cost of products sold exceeded total product sales in both periods of 1995 due to the start-up costs of new product introduction and the high costs associated with low-volume production. This trend has continued in both periods of 1996 for the Company's medical device products but was offset by positive margins on the sale of its plasma pharmaceutical products.

Research and development expenses were $1,247,000 in the third quarter of 1996 compared to $1,238,000 in the third quarter of 1995, and were $4,271,000 in the nine months ended September 30, 1996 compared to $3,204,000 in the nine months ended September 30, 1995. The increase in the nine month period is primarily attributable to a higher level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System and preparation for commercialization of the Company's LeukoNet Pre-Storage Leukoreduction System (the "LeukoNet System"), which received marketing clearance from the United States Food and Drug Administration in June 1995.

In 1996, the Company incurred a non-recurring charge of $500,000 relating to the purchase of in-process technology associated with the Denmark Acquisition.

Selling, general and administrative expenses were $3,772,000 in the three months ended September 30, 1996 compared to $916,000 in the three months ended September 30, 1995, and were $7,273,000 in the first nine months of 1996 compared to $2,466,000 in the first nine months of 1995. Selling, general and administrative expenses for the three and nine month periods ended September
30, 1996 include $1,989,000 and $2,474,000, respectively, related to activities at HemSure A/S. The increase in both periods, after consideration of the HemaSure A/S amounts, is primarily attributable to expenses associated with preparation for commercialization of the LeukoNet System and increased costs related to the hiring of management with specific industry experience.

Interest income, (net) increased for both the three and nine month periods ended September 30, 1996 from the same periods in 1995 primarily due to higher available cash balances during the periods offset in part by lower average interest rates and higher interest expense costs associated with higher average capital lease obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents for the nine months ended September 30, 1996 was $9,670,000. This decrease is attributable primarily to net cash used in operating activities of $22,123,000. Net cash used in operating activities is primarily attributable to the net loss of $10,203,000 and an increase in both the accounts receivable and inventory balances of $6,146,000 and $10,011,000, respectively, offset in part by an increase in accounts payable and accrued expenses of $3,464,000. This decrease was offset by net cash provided from investing activities of $12,401,000 and net cash provided from financing activities of $394,000. Net cash provided from investing activities resulted principally from net maturities of available for sale marketable securities of $13,931,000 offset by investments in property and equipment of $1,438,000.

The termination of the Company's revolving credit agreement with a commercial bank, which was a collaboration arrangement with Sepracor and its subsidiaries, took effect as of July 1, 1996. The Company does not currently plan to renew the arrangement.

In June 1994, the Company executed an agreement with a third party to license certain technology. The Company agrees to pay to the third party, pursuant to the terms of the agreement, license fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sale of any product incorporating this technology. To date the Company has paid $900,000 under this agreement.

Based on its current operating plan, the Company believes that its available cash, cash equivalent and marketable securities balances will be sufficient to fund the Company's operations into 1997. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

                                    PART II.
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

                  On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. ("P&U"). In its complaint, the Company seeks to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint seeks compensatory, consequential and punitive damages. There can be no assurance that the Company will prevail in this litigation or, if the Company does so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect.

Items  2  -  5.   None
                  ----

Item   6.         Exhibits and Reports on Form 8-K
                  --------------------------------
                  a)  Exhibits
                           27.1 Financial Data Schedule

                  b)  Reports on Form 8-K
                           None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HEMASURE INC.


Date:  November 8, 1996                     /s/ Steven H. Rouhandeh
                                   ---------------------------------------------
                                              Steven H. Rouhandeh
                                                   President
                                         (Principal Executive Officer)


Date:  November 8, 1996                       /s/ Jeffrey B. Davis
                                   ---------------------------------------------
                                                 Jeffrey B. Davis
                                         Senior Vice President and Chief
                                                 Financial Officer
                                          (Principal Financial Officer)


Date:  November 8, 1996                         /s/ James B. Murphy
                                   ---------------------------------------------
                                                  James B. Murphy
                                   Sr. Vice President Finance and Administration
                                           (Principal Accounting Officer)