Form 10-K
period 1996-12-31
HEMASURE INC
filed 1997-03-31
CIK 919745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from .......................... to ..................

                         Commission file number 0-19410

                                  HemaSure Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 04-3216862
------------------------------                    ------------------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                        Identification No.)

              140 Locke Drive
        Marlborough, Massachusetts                     01752
----------------------------------------             --------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code           (508) 485-6850
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name on each exchange on which registered
        None                                             None
-------------------               -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
       --------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $34,889,841 on January 31, 1997.

Number of shares outstanding of the registrant's class of common stock as of January 31, 1997: 8,106,324.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1997 Annual Meeting of Stockholders - Part III

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "Forward-Looking Statements"). Forward-Looking Statements are included with respect to various aspects of the Company's strategy and operations, including but not limited to its product development efforts, including regulatory requirements and approvals; potential development and strategic alliances; and the Company's liquidity. Each Forward-Looking Statement that the Company believes is material is accompanied by cautionary statements identifying important factors that could cause actual results to differ materially from those described in the Forward-Looking Statement. The cautionary statements are set forth following the Forward-Looking Statement, and/or in other sections of the Annual Report on Form 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THE ANNUAL REPORT ON FORM 10-K.

                                     PART I

Item 1.  BUSINESS

         HemaSure Inc. (the "Company") was established in December 1993 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor"). Prior to that date, its business was conducted as part of Sepracor's bioprocessing division. Effective as of January 1, 1994, in exchange for 3,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company, Sepracor transferred to the Company its technology relating to the manufacture, use and sale of medical devices for the separation and purification of blood, blood products and blood components and its membrane filter design technologies.

         The Company is applying its proprietary filtration and pathogen inactivation technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion and collection procedures. The Company has developed the following products for use by blood centers, hospital blood banks and hospitals:

         o The LeukoNet Pre-Storage Leukoreduction Filtration System (the "LeukoNet System") is designed to remove harmful leukocytes (white blood cells) from donated blood.

         o The LeukoVir-MB-Filter is designed to remove methylene blue that has been used to inactivate viruses in blood plasma and to remove contaminating leukocytes, microaggregates and excess lipids that may compromise the integrity of plasma.

         In addition, the Company is also developing the SteriPath Blood Pathogen Inactivation System (the "SteriPath System") for use by these blood centers, hospital blood banks and hospitals. The SteriPath System is designed to inactivate viruses and other pathogens and remove leukocytes from donated blood.

Industry Background

         Individuals suffering physical trauma or anemia, undergoing complex surgical procedures or hemodialysis or undergoing treatment for cancer are among the diverse group of patients who require blood transfusions in the course of their medical care. Health risks, such as transfusion complications and infections, may arise from contaminated blood and blood products, although infection risks are lower today than in the recent past as a result of improved donor education and selection and implementation of screening procedures to identify certain virus contaminated blood prior to transfusion. Moreover, these health risks can increase in patients who receive frequent transfusions, such as those suffering from kidney and liver disorders, and patients who are immune-suppressed, such as those undergoing treatment for cancer.

         The number of units of whole blood, blood components or plasma a patient receives in a blood transfusion varies significantly. A patient undergoing routine surgery may typically receive three or four units, while a cancer patient undergoing platelet transfusion may receive in excess of 100 units over time. The risk of infection to a patient increases as the number of units transfused increases.

Transfusion Risks

         Health risks from transfusions, including complications and infections, arise from the presence of leukocytes, viruses and other pathogens in blood, cellular blood components and plasma. In addition, autologous blood recovery and reinfusion results in an increased risk of contamination of a patient's blood.

         Leukocytes. Leukocytes (white blood cells) may cause adverse reactions in patients receiving blood transfusions, such as fever, chills, immune system suppression or development of immunological responses that could cause the affected patient to reject subsequent blood transfusions. In addition, leukocytes may harbor infectious viruses, including cytomegalovirus and human T-cell lymphocyte virus I (HTLV-I). The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years due to the growing recognition in the medical field of the benefits of leukocyte reduction.

         Pathogens. Viruses such as HIV, hepatitis B and hepatitis C may be contained inside or outside of the leukocytes and may be transmitted during transfusions. Other viruses may develop or become prevalent over time. Of the currently known viruses, there has been significant public focus on hepatitis and HIV.

         Other Blood-Borne Pathogens. In addition to viruses, other blood-borne pathogens may be transmitted by blood transfusions. These include the parasites which cause malaria and Chagas' disease and the spirochetes which cause syphilis and Lyme disease. An effective pathogen inactivation system for blood needs to successfully inactivate a broad range of parasites and spirochetes, in addition to viruses.

         Other Contaminants. During surgical procedures, the walls of red blood cells can break down and release hemoglobin, the oxygen carrying chemical component normally contained within red blood cells. In its free form, hemoglobin is toxic and can result in renal shutdown if present in sufficient quantities. The contamination of blood by free hemoglobin has limited the use of reinfusion of recovered blood.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         LeukoNet System

         The Company's LeukoNet System is designed for leukocyte filtration by blood centers immediately prior to blood storage, a process which the Company believes results in improved quality leukocyte reduced blood. The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years and that, while leukocyte filtration currently takes place primarily at the patient bedside, as the demand for filtered blood increases, leukocyte removal will shift from bedside filtration of individual units on an "as needed" basis to centralized filtration performed at blood centers.

         The LeukoNet System is based on a proprietary filter medium comprised of multiple fibrous components. Leukocytes are removed by a combination of entrapment and adhesion. With a proprietary automatic internal prime and drain design, the filter device reduces operator intervention and facilitates high volume, centralized processing in a regional blood center environment. The Company is focusing its marketing efforts exclusively on blood centers for pre-storage leukocyte reduction.

         In December 1994, the Company filed a 510(k) premarket notification clearance with the United States Food and Drug Administration (the "FDA") for the LeukoNet System, and in June 1995 the Company received such clearance. The Company commenced commercialization of the LeukoNet System in the United States and in foreign countries in the second half of 1995. While the Company believes that the performance and ease-of-use of the LeukoNet System will compare favorably with other blood filtration devices, there can be no assurance that the performance or price of the LeukoNet System will be sufficient to achieve significant sales, particularly in view of the dominant position in the market held by Pall Corporation. See "-- Competition."

         Sales of the Company's LeukoNet System to the American Red Cross Biomedical Services accounted for 83% of the Company's total revenues in 1996.

         LeukoVir-MB Filter

         The Company introduced its LeukoVir-MB Filter in Europe in the second half of 1996. Developed in collaboration with the German Red Cross of Lower Saxony and the Swiss Red Cross, the Company's LeukoVir-MB Filter is designed to remove the virucidal agent methylene blue, which is used to treat plasma for transfusion. Methylene blue has not been approved for use in the United States. The LeukoVir-MB Filter, currently awaiting marketing approval in Europe, is designed to process individual units of plasma by a single, disposable system, eliminating the potential infection-spreading danger of systems requiring pooling of many units before processing. The Company believes that the reduction of this viral inactivation agent to undetectable levels should eliminate concerns regarding methylene blue's potential toxicity. Additionally, the LeukoVir-MB Filter is designed to remove contaminating leukocytes and eliminate microaggregates, bacteria and excess lipids that may compromise the integrity of plasma.

         There can be no assurance that the LeukoVir-MB Filter will achieve market acceptance.

         SteriPath System

         Although all blood derivatives in the United States and Europe are treated to inactivate pathogens with FDA validated procedures or other validated procedures that employ chemical, filtration or thermal inactivation processes, the Company believes that, to date, no effective treatment is commercially available for pathogen inactivation of cellular components of blood. The Company believes that inactivation of all contaminating viruses and other pathogens in blood and blood components used for transfusion will require pathogen inactivation and removal procedures similar in effectiveness to those procedures used for blood derivatives and that an effective pathogen inactivation system for blood and blood components must be able to:

o introduce a chemical agent to inactivate blood pathogens without causing toxicity to the patient or impairing the functionality or viability of the blood;

o    remove the chemical agent from the blood prior to transfusion; and

o remove any virus-containing cellular blood components (leukocytes) in the transfusion product.

         The Company is developing the SteriPath System as an integrated blood pathogen inactivation system for use with blood and blood components. The Company's objective is to design a system that will eliminate infectivity, without adversely affecting circulatory and functional properties of blood cells and without generating any new immunologic structures that could react with the patient's immune system. The Company is designing its SteriPath System to chemically inactivate viruses and other pathogens present in donated blood and then remove the inactivating agent and leukocytes through specific filtration. The Company expects to package the SteriPath System as a closed system to accommodate the normal blood processing operations at blood centers around the world.

         The Company has developed or licensed several compounds for the inactivation of viruses and other pathogens and is currently evaluating their potential use in the SteriPath System. The Company is initially investigating the chemicals hydroxymethylglycinate (HMG) and formaldehyde as pathogen inactivation candidates for red blood components, and methylene blue technology for use in single units of donor plasma. See "-- Technologies -- Pathogen Inactivation Technologies." The Company filed an Investigational Device Exemption ("IDE") with the FDA for this product in December 1996. The Company currently procures HMG from a sole source, but does not have a contractual right to procure HMG in the future. Should the Company need to procure substantial quantities of HMG in connection with the development and commercialization of its SteriPath System, the failure to obtain sufficient quantities of HMG from the sole source, or to identify additional, suitable sources, could have a material adverse effect on the Company's ability to develop and commercialize the SteriPath System.

         The process of pathogen inactivation to date is most advanced in the purification of plasma pharmaceuticals. Although blood derivatives in the United States and Europe are treated to inactivate pathogens, current methods of plasma pathogen inactivation involve treatment by filtration, solvents/detergents, thermal inactivation (pasteurizing) and photochemical treatment with methylene blue (a method used in parts of Europe). Some of these methods are effective only for certain classes of pathogens and do not function as broad-spectrum pathogen inactivation agents.

         While the Company believes that its proprietary chemistries offer promising opportunities for blood pathogen inactivation, there can be no assurance that the SteriPath System will be successfully developed or achieve market acceptance.

         Other Products of the Company

         The Company also has proprietary interests in certain other potential products or technologies, including: (i) the CellWasher Cell Concentrator (designed to remove excess fluids from blood prior to reinfusion into patients);
(ii) the HemoNet Filter (a filter which is designed to remove tissue contaminants and free hemoglobin from recovered blood prior to reinfusion during surgical procedures); (iii) the Surgical Blood Salvage System (designed to incorporate the features of both the HemoNet Filter and CellWasher Cell Concentrator); and (iv) the PlasmaSep Plasma Collection System (a hollow-fiber filtration-based system designed for the collection of plasma for fractionation). These products are not currently under active development by the Company; however, to the extent the Company identifies a suitable third party development partner with respect to any one or more of such products or technologies who agrees to share development efforts and costs with the Company, the Company would pursue further the development and commercialization of such products and technologies with such third party. There can be no assurance, however, that the Company will identify or enter into definitive agreements with any such development partner, or that it will successfully develop the products or technologies described herein.

         Regulatory Approval

         The Company believes that its blood filtration products under development will be classified as medical devices and that it will be able to secure regulatory approval in the United States for each of its medical device products through 510(k) premarket notification clearance with the FDA. In April 1996, the FDA informed the Company that its SteriPath System will be classified as a device and that the Company will be able to seek to secure regulatory approval in the United States through an IDE/Premarket Approval Application ("PMA") process. There is no assurance, however, that the FDA will determine that any of the Company's products will meet the requirements for its expected classification. If the FDA concludes that any product does not meet such requirements, then the process for obtaining regulatory approval for such product in the United States would be significantly lengthened.
See "-- Government Regulation."

Membrane Products

         Since its inception in December 1993 through the first quarter of 1996, the Company manufactured and sold certain non-blood related process-scale membrane devices used for the separation and purification of certain pharmaceuticals, chemicals and biologics. See "-- Relationship with Sepracor." Substantially all of the Company's revenues through the first quarter of 1996 have been attributable to sales of these non-blood related membrane filter products. Revenues from these products were $13,000, $517,000 and $339,000 in 1996, 1995 and 1994, respectively, and are not expected to continue in any material respect beyond 1996.

         Rhone-Poulenc Rorer Inc. accounted for 18% of the Company's total revenues with respect to such membrane products in 1994. In 1996, 1995 and 1994, sales to Sepracor with respect to membrane products accounted for 2%, 57% and 50% of the Company's total revenues, respectively. Revenues from the U.S. Department of the Army related to such products represented 7%, 36% and 18% of the Company's revenues in 1996, 1995 and 1994, respectively.

Technologies

         The Company's current products are based on its proprietary technologies in the areas of pathogen inactivation, affinity separations, organic chemical synthesis, membrane technology and device design and fabrication.

         Pathogen Inactivation Technologies

         The Company's proprietary pathogen inactivation chemistries are designed to react with the nucleic acid of various pathogens, thereby effectively eliminating disease transmission from pathogen infected blood and blood products. The Company is developing chemical compounds and process conditions to minimize deleterious changes in the blood product due to the addition and subsequent removal of such additives. The Company's specialized filtration and leukoreduction technologies may also be used to remove both cellular contamination (including intra-cellular viruses) and reaction by-products of the chemical inactivation process.

         The Company has developed or licensed several compounds and is currently evaluating their use in the Company's SteriPath System and in other products. In vitro experimentation on these compounds is ongoing in both Company laboratories and in those of the American Red Cross. Animal studies are being performed on behalf of the Company at the Navy Blood Research Laboratory of Boston University.

         The Company is investigating three basic technologies for blood pathogen inactivation:

         Aldehydes. The Company has licensed patented technology on the use of low concentrations of formaldehyde for pathogen inactivation of cellular blood products. Formaldehyde is an effective sterilization agent which is well understood and widely used. The Company has demonstrated that at low concentrations, formaldehyde is an effective pathogen inactivator in blood and blood products. Formaldehyde works by forming methylene bridges between adjacent nucleic acid pairs, thereby rendering them inactive. Formaldehyde at low concentrations is ubiquitous in food and human tissues and is readily metabolized to carbon dioxide by enzymes present in a variety of human tissues, including red blood cells.

         The Company's patented formaldehyde-based pathogen inactivation procedure employs a sufficiently high concentration of formaldehyde to assure complete pathogen inactivation of enveloped and non-enveloped viruses, bacteria and parasites. Chemical inactivation is followed by removal of residual formaldehyde or reaction by-products with a specially modified leukoreduction filter currently under development.

         Hydroxymethyl Amino Acids. The Company is also developing proprietary pathogen inactivation chemistries based on the reaction of hydroxymethyl amino acids with nucleic acids. Hydroxymethyl amino acids are synthesized by reacting amino acids with formaldehyde. The Company has filed patent applications on the use of these compounds for pathogen inactivation in blood and blood products. The Company's lead compound of this class has been shown in vitro tests to effectively inactivate pathogens in blood. This compound is currently widely used as an anti-microbial agent in topical pharmaceuticals and cosmetics.

         The Company has commissioned animal studies to demonstrate the safety of its hydroxymethyl amino acid-based procedures and experiments to demonstrate its efficacy in pathogen inactivation. The Company received FDA approval of its request to classify its SteriPath System as a device in April 1996 and filed an IDE application with the FDA for a hydroxymethyl amino acid-based SteriPath System in December 1996.

         Methylene Blue. Methylene blue is an effective inactivator of enveloped viruses and is currently used in Europe for the viral inactivation of fresh frozen plasma for transfusion. Methylene blue inactivates certain viruses by the generation of reactive singlet oxygen when exposed to light. Singlet oxygens can break apart molecules in their vicinity. However, methylene blue treatment is not effective against non-enveloped viruses (such as hepatitis A) or intra-cellular viruses present in leukocytes. Also, methylene blue treated plasma presents a poor appearance, and questions have been raised about its long-term toxicity. The Company's LeukoVir-MB Filter, currently awaiting marketing approval in Europe, is designed to remove methylene blue, leukocytes and other contaminants from treated plasma thereby addressing concerns about toxicity and appearance.

         The Company is also developing technologies to enhance the effectiveness of methylene blue as an anti-pathogen agent. In addition, the Company has developed and has filed patent applications on a "viral transform" technology that seeks to transform non-enveloped viruses found in plasma into an "enveloped-virus form," thus making these non-enveloped viruses susceptible to the inactivating action of methylene blue. This new "viral transform" technology may allow for inactivation of both enveloped and non-enveloped viruses by methylene blue treatment.

         Removal of Pathogen Inactivation Agents. The Company is utilizing its specialized filtration and sorbent technologies to remove excess anti-pathogen agents and reaction by-products from blood components processed with its SteriPath System. These technologies are intended to be effective when used in connection with any of the Company's aldehyde, hydroxymethyl amino acid, methylene blue and alphahydroxymethyl inactivation chemistries.

         Affinity Separations

         Leukocytes. The Company has proprietary affinity separations technology that utilizes ligands, which are molecules that bind to complementary biomolecules, in connection with the Company's various filtration products. The Company has identified a family of carbohydrate-based ligands that recognize and bind to the cell surface receptors on leukocytes. The Company has filed patent applications covering the use of these carbohydrate-based ligands for removing leukocytes.

         Free Hemoglobin. The Company has developed a proprietary affinity separations technology for removal of free hemoglobin, the oxygen carrying chemical component normally contained within red blood cells. The Company has identified a family of phosphated affinity ligands that bind to free hemoglobin. The Company believes that these ligands, when chemically bonded to filtration media, can be used to remove free hemoglobin contamination in blood prior to reinfusion into patients. The Company has filed patent applications covering the use of these ligands in removing free hemoglobin. The Company has been issued a patent on the HemoNet Filter, which incorporates certain phosphated affinity ligands, including those utilized to remove free hemoglobin.

         Organic Chemical Synthesis

         The Company is currently utilizing its expertise in organic chemical synthesis to synthesize pathogen inactivation chemicals as well as to develop selective ligands for the removal of such chemicals and various biomolecules.

         The Company has synthesized hydroxymethyl amino acids, which can be prepared by reacting formaldehyde with amino acids. The Company intends to incorporate hydroxymethyl amino acids into its SteriPath System and patent applications related thereto have been filed in the United States.

         Membrane Technology

         The Company believes that, as a result of the research and development work performed at Sepracor over an eight-year period and transferred to the Company on January 1, 1994, the Company has expertise in the field of separations technology using both composite matrices and flat- and hollow-fiber membranes. Successful separation of a substance from its source depends on matching the properties of that substance, such as size, molecular weight and surface characteristics, to appropriate separations media. The ability to select and modify the composition and physical structure of the media is a key to successful separations technology. The Company can utilize a variety of media compositions, custom made structures and surface modifications, including the attachment of selective ligands, to separate a diverse variety of substances. The Company's separations technologies can be used to separate substances including particulates, such as cells and debris, macromolecules, such as enzymes, and low molecular weight substances, such as salts, nutrients and anti-viral chemicals. See "-- Relationship with Sepracor."

         Device Design and Fabrication

         The Company believes that the benefits of high performance separations media can only be realized in a well-designed device where access to and placement of the media, hydrodynamics and selection of biocompatible materials have been optimized. The Company has expertise in module design, including theoretical calculations of mass transfer, hydrodynamic modeling, prototyping, testing and manufacturing engineering.

         Drawing from this expertise, the Company is integrating its proprietary technologies in device design and media development with blood flow control systems, tubing, collection containers and other assembly components, in devices which are designed to achieve efficiency in increasing the safety of donated blood and improving certain blood transfusion and collection procedures. The Company considers its device design and fabrication capabilities to be proprietary and intends to file patent applications where appropriate.

         The Company has undertaken preliminary studies on the use of the filtration media used in the LeukoNet System in other applications such as the removal of tumor cells from peripheral stem cell preparations.

Plasma Pharmaceuticals

         In May 1996, the Company acquired, through its United States and Danish subsidiaries, the plasma product unit of Novo Nordisk A/S, a Danish company ("Novo Nordisk"). See "--Agreements." The Company's plasma product unit processes blood plasma into plasma pharmaceutical products. In February 1997, the Company determined to discontinue the development and operation of its Danish plasma business due, in large part, to Pharmacia & Upjohn's ("P&U") wrongful termination of the Company's planned acquisition of P&U's plasma division in Sweden, which was a critical part of the Company's initial strategy to enter the plasma business, as well as certain other factors. In that regard, the Company currently is considering various strategic alternatives to effect that determination promptly, including, but not limited to, the sale or other disposition of its plasma business, or an orderly liquidation of its assets. The Company is currently engaged in preliminary discussions with a third party regarding the potential sale of the Company's Danish plasma business. There can be no assurance, however, that the Company will enter into a definitive agreement relating to the sale of such business or that such a sale will be consummated. See "-- Agreements," Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company recorded a one-time charge of $15,200,000 in the fourth quarter of 1996 associated with the exit from the plasma business.

Agreements

         Under the terms of the May 1996 agreement relating to the Company's acquisition of the plasma product unit of Novo Nordisk (the "Denmark Acquisition"), the purchase price to be paid for the plasma product unit was to be comprised of three portions. The first portion of $1,800,000 was to be payable in 1998 in cash or Common Stock of the Company or a subsidiary of the Company, at the Company's option. The second portion of approximately $13,000,000 was to be payable from time to time upon the sale of acquired inventory (valued at approximately $13,000,000) but in any event no later than 1998, provided that up to approximately $3,000,000 of such portion could be forgiven in certain circumstances. The third portion of the purchase price of approximately $8,000,000 was to be payable in 1998 in cash or Common Stock of the Company or a subsidiary of the Company, at the Company's option, provided that all of this portion may be forgiven in certain circumstances. In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement relating to the Novo Acquisition (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, approximately $23,000,000 million of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,722,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of Common Stock of the Company at a conversion price equal to $10.50 per share. Pursuant to a separate Registration Rights Agreement, the Company granted Novo Nordisk certain registration rights with respect to any shares of Common Stock acquired by Novo Nordisk upon conversion.

         In June 1996, the Company entered into a ten-year Master Strategic Alliance Agreement with the American Red Cross BioMedical Services, a not-for-profit, charitable corporation ("ARCBS"), which provides for, among other things, the development and expansion of a strategic alliance between the Company and ARCBS in the areas of (i) pathogen inactivation for blood components and (ii) the co-development of enhanced versions of the Company's leukoreduction filter. The agreement also contemplates the establishment of pricing and royalty arrangements between the parties upon the development and commercialization of certain products. No assurance can be given, however, that such products will ultimately be developed or that any definitive development arrangements with respect to such products will result from the strategic alliance with ARCBS.

         In March 1996, the Company entered into a three-year agreement with ARCBS for the sale of the LeukoNet System. The agreement provides for target purchases by ARCBS over the term of this agreement. The Agreement does not include minimum purchase obligations by ARCBS. The ARCBS has the right to terminate the agreement under certain circumstances. The Company agrees to indemnify the ARCBS against all losses, damages and liabilities incurred for infringement of patent rights owned or held by Pall Corporation in connection with the use of Company products delivered under the terms and conditions of the contract. See Item 3, "Legal Proceedings."

         In February 1996, the Company signed a cooperation agreement with the German Red Cross of Lower Saxony. Under the terms of the agreement, the Company will be the worldwide nonexclusive licensing agent for the methylene blue process (excluding the United States, Canada, Puerto Rico and Switzerland). Both parties have agreed to collaborate on advancing the methylene blue process in order to broaden its acceptance worldwide.

Competition

         The Company expects to encounter intense competition in the sale of its products. The Company's products will compete with other products currently on the market as well as with future products developed by biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, certain governmental organizations and agencies and academic institutions. Many of the Company's competitors in the field of leukocyte reduction have substantially greater resources, manufacturing and marketing capabilities, research and production staffs and production facilities than the Company. Moreover, some of the Company's competitors have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. The Company's ability to compete successfully will depend, in part, on its ability to develop and maintain products which are technically superior to and/or of lower cost than those currently on the market; develop proprietary products; attract and retain scientific personnel; obtain patent or other proprietary protection for its products and technologies; obtain required regulatory approvals; and manufacture, assemble and successfully market any products it develops. In addition, many of the Company's competitors have long-standing relationships with the national and regional blood centers to which the Company will market its products.

         Leukocyte Removal. In the area of leukocyte removal, the Company will compete primarily with Pall Corporation, which manufactures and sells a substantial majority of leukocyte removal filters currently on the market and has long-standing and, in certain cases, exclusive, relationships, including long-term supply contracts, with the blood centers that are the Company's target customers. In addition, the Company will compete with Baxter Healthcare Corporation ("Baxter") and Asahi America, Inc. ("Asahi") which have formed an alliance pursuant to which Baxter exclusively markets Asahi's leukocyte removal products in North America. The Company expects that the principal competitive factors in the area of leukocyte removal will be removal efficiency, cost and ease of use.

         Pathogen Inactivation. Although there are viral inactivation systems available for plasma alone, the Company believes that there are currently no effective commercially available pathogen inactivation methods for cellular blood components. However, the Company believes that significant research and development efforts are being expended and that competitive products will be developed. An alternative approach to leukocyte removal and pathogen inactivation is synthetic blood substitutes which might be used in certain limited transfusion situations. While the Company believes that progress in the area of blood substitutes has been limited, there can be no assurance that blood substitutes will not be successfully developed and commercialized.


         The Company is pursuing areas of product development in a relatively new field in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

Licenses, Patents and Proprietary Information

         The Company has entered into a Technology Transfer and License Agreement with Sepracor under which Sepracor has transferred to the Company all rights to the technology developed by Sepracor for the development, manufacture, use and sale of medical devices for the separation and purification of blood and blood components, including technology relating to (1) optimization of flat membranes, hollow fiber membranes and fibrous supports; (2) specific affinity and immunoaffinity ligands; (3) linking chemistries; (4) surface modification including hydrophilic polymers and coatings; (5) device designs and engineering;
(6) fabrication and manufacturing including encapsulation and assembly techniques; and (7) organic chemical synthesis. See "-- Relationship with Sepracor."

         The Company believes that protection of the proprietary nature of its products and technology is critical to its business. Accordingly, it has adopted and will maintain a vigorous program to secure and maintain such protection. The Company's practice is to file patent applications with respect to technology, inventions and improvements that are important to its business. The Company also relies on trade secrets, unpatented know-how, continuing technological invention and the pursuit of licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology or that the Company can meaningfully protect its proprietary position.

         To date, the Company owns or has filed 20 patent applications in the United States relating to blood filtration and pathogen inactivation technologies. Corresponding foreign patent applications have been filed with respect to certain of these United States patent applications. Where appropriate, the Company intends to file, or cause to be filed on its behalf, additional patent applications relating to future discoveries and improvements, including, among other things, the use of certain ligands for affinity separations. To date, four patents have been issued to the Company (which expire at various dates from 2011 through 2017) and two patents have been allowed.

         The Company's success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. Proprietary rights relating to the Company's planned products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. Competitors, including those with substantially greater resources than the Company, may seek to challenge the validity of the patents owned by or licensed to the Company or may use their resources to design comparable products that do not infringe these patents. See
Item 3, "Legal Proceedings."

         There are many issued third-party patents in the field of blood filtration, including patents held by competitors of the Company. The Company may need to acquire licenses to, or contest the validity of, some of such patents. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect sales of the challenged product until the claim is resolved. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any litigation involving such patent.

         Much of the know-how of importance to the Company's technology and many of its processes are dependent upon the unpatentable knowledge, experience and skills of its key scientific and technical personnel. To protect its rights and to maintain the confidentiality of trade secrets and proprietary information, the Company requires all of its employees, consultants and commercial partners and members of its Scientific/Medical Advisory Board to agree to keep the Company's proprietary information confidential. These agreements generally prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions. There can be no assurances, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

Government Regulation

         Government regulations in the United States and other countries are a significant factor in the research, development and commercialization of the Company's products. The products manufactured and marketed by the Company are subject to regulation by the FDA and similar authorities in foreign countries. The Company believes that all of its products will be classified as "devices" under federal law and FDA regulations. The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming and subject to unanticipated delays. There can be no assurance that the FDA will approve any of the Company's products for marketing or, if they are approved, that they will be approved on a timely basis.

         Among the conditions for FDA approval of a drug, biologic or device is the requirement that the manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. Although the Company's facilities and manufacturing procedures are designed to conform to cGMP, there can be no assurance that the FDA will determine that they conform. These practices control every phase of production from the incoming receipt of raw materials, components and subassemblies to the labeling of the finished product, tracing of consignees after distribution and follow-up and reporting of complaint information.

         Medical Devices

         The Company believes that its blood filtration products will be classified as medical devices. All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved PMA. A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance typically takes at least six months, and may take several years, and involves the submission of clinical data and supporting information, while the PMA process typically lasts at least several years and requires the submission of significant quantities of clinical data and supporting information. The Company intends to seek 510(k) premarket notification clearance for its blood filtration products. There can be no assurance that the FDA will conclude that any of the Company's products, other than the LeukoNet System, meet the requirements for 510(k) premarket notification clearance.

         In the event the FDA does not classify the Company's planned blood filtration products as medical devices, these products would probably be regulated as drugs or biologics. If regulated as drugs or biologics, the products would require premarket approval, as described below. The Company believes that the FDA will classify the Company's blood filtration and surgical blood recovery products as medical devices.

         In April 1996, the Company received notification from the FDA that its SteriPath System will be classified as a device for regulatory purposes. The activities required before the Company's system, classified as a device, may be marketed in the United States include (1) preclinical laboratory tests in animals and formulation and stability studies, (2) the submission to the FDA and approval of an IDE for human clinical testing, (3) adequate and well controlled human clinical trials to prove the safety and effectiveness of the system, (4) the submission of a PMA and (5) the approval by the FDA of the PMA.

Manufacturing and Facilities

         The Company's facilities consist of approximately 45,000 square feet of leased office, laboratory and manufacturing space in a modern facility in Marlborough, Massachusetts, short-term leased office space in Manhattan, and approximately 48,000 square feet of leased office, laboratory and manufacturing space in Copenhagen, Denmark. The Company believes that these facilities are adequate and suitable for its needs through 1997. See Item 2, "Properties."

         The leased facilities in Massachusetts include 25,000 square-feet of product development and manufacturing space. This space is expected to be adequate to address clinical and early commercial-scale production requirements of the Company through 1997. The facility is designed to conform to cGMP and other applicable government standards. The Company anticipates that its facility will be subject to ongoing inspections by the FDA and foreign regulatory authorities in connection with their review of the Company's products.

         For manufacturing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs or biologics and medical devices. The regulatory requirements may vary widely from country to country.

Employees

         As of March 1, 1997, the Company employed a total of 213 persons of whom 25 were in research and development, 143 were in manufacturing and manufacturing support and 45 were in sales and administration. Four of the Company's employees hold Ph.D. degrees. A total of 148 employees are located in Denmark. All but seven of the Company's 65 United States employees are located at its facilities in Marlborough, Massachusetts.

Relationship with Sepracor

         The Company was organized in December 1993 as a wholly-owned subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares of Common Stock. Sepracor currently owns 37% of the Company's Common Stock.

         Sepracor is engaged in the business of using chiral chemistry to develop single-isomer forms of existing, widely sold pharmaceuticals and to supply major pharmaceutical companies with bulk quantities of chiral intermediates.

         Technology Transfer and License Agreement. The Company and Sepracor entered into a Technology Transfer and License Agreement, dated as of January 1, 1994 (the "Technology Transfer Agreement"), pursuant to which Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the "Company Field." The Company Field means the development, manufacture, use or sale of medical devices for the purification of blood, blood products or blood components and membrane filter design. Further, Sepracor has granted an exclusive license to the Company for any improvements to the transferred technology useful in the Company Field which are developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company has granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates (the "Sepracor Field"), as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside the Company Field. All licenses are royalty-free. Sepracor has also granted the Company a right of first refusal to any product which Sepracor proposes to sell, or license a third party to sell, during the Effective Period, for use within the Company Field.

         Cross-License Agreement. The Company has entered into a Cross-License Agreement, dated as of January 1, 1994 (the "Cross-License Agreement"), with BioSepra Inc., a subsidiary of Sepracor ("BioSepra"). Effective January 1, 1994, Sepracor transferred to BioSepra its technology relating to the separation of biological molecules, but not for use in the Company Field or the Sepracor Field (the "BioSepra Field"). Under the terms of the Cross-License Agreement, the Company and BioSepra have each granted to the other a perpetual, royalty-free and non-exclusive right and license to technology and improvements owned or controlled by the licensing party for use in the BioSepra Field and the Company Field, respectively. The Cross-License Agreement will terminate on the earlier of January 1, 1998 or the acquisition of BioSepra or the Company.

         Sale of Membrane Products. From inception through December 31, 1995, the Company's sales of membrane models to Sepracor amounted to $668,000. Such sales did not continue in any material respect beyond December 31, 1995. See
Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K-- Financial Statements -- Notes to Consolidated Financial Statements -- Discontinued Business" (Note B).

          Registration Rights. Sepracor has certain registration rights with respect to its shares in the Company as provided in the Technology Transfer Agreement.

         All future arrangements and transactions between the Company and Sepracor will continue to be on terms which the Company determines are fair and reasonable to the Company.

Item 2.  PROPERTIES

         The Company's facilities consist of approximately 45,000 square feet of leased office, laboratory and manufacturing space in a modern facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter), short-term leased office space in Manhattan, and approximately 48,000 square feet of subleased office, laboratory and manufacturing space in Copenhagen, Denmark (which subleases expires in 2009, subject to early termination by the Company in March 1998, under certain circumstances). The Company believes that these facilities are adequate and suitable for its needs through 1997. See Item 1. "Business -- Manufacturing and Facilities."

Item 3.  LEGAL PROCEEDINGS

         The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

          On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321, the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. The parties are awaiting the Court's decision.

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "'479 patent") and 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

         The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three asserted Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. The action was removed by P&U to the United States District Court for the Southern District of New York. P&U has also made a motion to refer the entire matter to arbitration in Sweden. The Company is opposing P&U's motion, and has cross moved to remand the action to the Supreme Court, State of New York, County of New York. This motion is still pending bfore the court. In its complaint, the Company seeks $168 million in compensatory damages and $100 million in punitive damages arising out of, among other things, P&U's breach of its commitment to sell the business to the Company following its year long efforts to acquire P&U's plasma business. The Company intended to integrate P&U's plasma business with the complimentary plasma business it previously acquired from Novo Nordisk in May 1996. There can be no assurance that the Company will prevail in this litigation or, if the Company does so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

                                       EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the current executive officers of the Company.



                  Name                        Age                      Position
                  ----                        ---                      --------

Eugene J. Zurlo.............................    59        Chairman and Director

Steven H. Rouhandeh.........................    40        President, Chief Executive Officer and Director

Edward W. Kelly.............................    55        Executive Vice President and Chief Operating
                                                          Officer

Hans Heiniger, DVM, Ph.D....................    58        Executive Vice President and Chief Scientific
                                                          Officer

Jeffrey B. Davis............................    33        Senior Vice President and Chief Financial Officer

James B. Murphy.............................    40        Senior Vice President, Finance and
                                                          Administration



         Mr. Zurlo has served as Chairman of the Board of Directors since December 1996, served as President, Chief Executive Officer and Chairman of the Company from February 1996 until December 1996, and served as President and Chief Executive Officer of the Company from its organization in December 1993 to February 1996. From 1988 to 1993, he was Executive Vice President and Chief Operating Officer of the New York Blood Center. Previously, he was a Senior Vice President at Millipore Corporation, a manufacturer of membrane filtration products, and over a 10-year period held various executive positions at Baxter Healthcare Corporation in the United States, United Kingdom, Belgium and Puerto Rico.

          Mr. Rouhandeh has served as Chief Executive Officer of the Company since December 1996 and President of the Company since May 1996. From February 1996 to May 1996, Mr. Rouhandeh served as Executive Vice President and Chief Financial Officer of the Company. From April 1995 to February 1996, he was Senior Vice President and Chief Financial Officer of the Company. From October 1994 to March 1995, he was an independent business consultant. From 1993 to 1994, he was a Managing Director at D. Blech & Co., Inc. (an investment banking firm). From 1990 to 1993, he served as a Managing Director at Metzler Corporation (a merchant banking firm). Prior to that, Mr. Rouhandeh was an investment banker at Deutsche Bank and a lawyer at Cravath, Swaine & Moore.

         Mr. Kelly has served as Executive Vice President and Chief Operating Officer of the Company since December 1996 and prior thereto was President, Medical Devices of the Company since May 1996. From 1976 to April 1996, Mr. Kelly served in various executive positions with Davol Inc., a subsidiary of C.R. Bard ("Davol"), and served as General Manager and President of Davol from 1990 to May 1996. Davol is a leading manufacturer of a wide variety of medical devices.

          Dr. Heiniger has served as Executive Vice President and Chief Scientific Officer of the Company since February 1996. From January 1994 to February 1996, he was Senior Vice President and Chief Scientific Officer. From 1988 to 1993, he was President and Chief Executive Officer of the Swiss Red Cross Central Transfusion Service. Previously, he was Senior Scientist and Associate Director of the Jackson Laboratory; Head of the Cell Biology Laboratory, Institute of Medicine, Kernforschungsanlage Julich, Germany; and Professor of Immunopathology, University of Berne. Dr. Heiniger holds dual citizenship in Switzerland and the United States.

          Mr. Davis has served as Senior Vice President and Chief Financial Officer of the Company since June 1996. From June 1990 to May 1996, he was a Vice President, Corporate Finance and Equity Capital Markets at Deutsche Morgan Grenfell (an investment banking firm). Previously, Mr. Davis held various marketing positions at AT&T Bell Laboratories and Philips Medical Systems, Inc.

          Mr. Murphy has served as Senior Vice President, Finance and Administration since February 1996. From April 1994 to January 1996, he served as Vice President and Corporate Controller of the Company. Prior to that, from 1990 to April 1994, he served as Corporate Controller of Sepracor. Previously, Mr. Murphy held the positions of Senior Corporate Accountant at Bolt Beranek and Newman Inc. and Senior Accountant at Arthur Andersen LLP.

                                                      PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         (a)   Market Information.

         The Common Stock of the Company has been included for quotation on the Nasdaq National Market under the symbol HMSR since April 7, 1994. Prior to April 7, 1994, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the range of high and low bid information per share of the Common Stock as regularly included for quotation on the Nasdaq National Market.


          1995                       High                   Low
          ----                       ----                   ---

       First Quarter                 4 1/2                  3

       Second Quarter                10                     3 1/8

       Third Quarter                 20 1/2                 7 1/8

       Fourth Quarter                15 1/4                 11 1/2

          1996
          ----

       First Quarter                 19 1/4                 11 3/4

       Second Quarter                17 1/4                 12 1/2

       Third Quarter                 15                     6 1/2

       Fourth Quarter                10 7/8                 4 7/8


         (b)                     Holders.

         On March 14, 1997, the Company's Common Stock was held by approximately 2,500 stockholders of record or through nominee or street name accounts with brokers. On March 14, 1997, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $4.63.

         (c)                     Dividend Information.

         The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)


Year Ended December 31                                           1996           1995           1994           1993           1992
                                                              -------        -------        -------        -------        -------
Revenues:
     Product sales                                            $   725      $     534       $    339       $    475         $  563
     Collaborative research
         and development                                           54            300             50             33
                                                             --------       --------       --------       --------
         Total revenues                                           779            834            389            508            563
                                                              -------       --------       --------        -------        -------
Costs and expenses:
     Cost of products sold                                      3,785          1,073            353            471            878
     Cost of collaborative research
         and development                                           41            283             32             21
     Research and development                                   6,128          4,061          3,249          1,671          1,877
     Selling, general
         and administrative                                     8,069          3,881          1,584            578            590
                                                              -------       --------        -------        -------        -------
         Total costs and expenses                              18,023          9,298          5,218          2,741          3,345
                                                              -------       --------        -------       --------       --------
Loss from operations                                         (17,244)        (8,464)        (4,829)        (2,233)        (2,782)
Other income                                                    1,394          1,014            424
                                                            ---------      ---------       --------
         Net loss from continuing operations                 (15,850)        (7,450)        (4,405)        (2,233)        (2,782)
                                                            ---------      ---------       --------       --------       --------
Discontinued Operations:
     Loss from operations of
         discontinued business                                (9,550)
     Loss on disposal of discontinued business               (15,198)
         Net Loss                                           $(40,598)       $(7,450)       $(4,405)       $(2,233)       $(2,782)
                                                            ---------       --------       --------       --------       --------
Net loss per common or common equivalent
     share:
     Net loss from continuing operations                     $ (1.97)        $(1.20)        $(0.91)
     Loss from operations of
         discontinued business                                 (1.18)
     Loss on disposal of discontinued business                 (1.88)
         Net loss                                            $ (5.03)        $(1.20)        $(0.91)
                                                             --------        -------        -------
Weighted average number of
         common and common
         equivalent shares outstanding                          8,069          6,205          4,858
                                                             --------      ---------       --------

BALANCE SHEET DATA

Cash and marketable securities                                $16,896        $47,841        $11,704
Working capital                                                14,844         46,905         11,261        $   392        $   264
Total assets                                                   20,560         50,212         13,048            983          1,054
Capital lease obligations--long term                              525            286             52
Convertible subordinated note payable--long term                8,687
Stockholders' equity                                            7,929         48,002         11,949            983          1,054


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was established in December 1993 as a wholly-owned subsidiary of Sepracor. Prior to that date, its business was conducted as part of Sepracor's bioprocessing division. Since 1986, Sepracor has made significant investment in the research and development of technology relating to flat- and hollow-fiber membranes and fibrous supports; specific affinity ligands; linking chemistries; membrane surface modification; device design and engineering; fabrication and manufacturing; and organic chemical synthesis. Effective as of January 1, 1994, in exchange for 3,000,000 shares of Common Stock, Sepracor transferred to the Company its technology relating to the manufacture, use and sale of medical devices for the separation and purification of blood, blood products and blood components and its membrane filter design technologies.

         In the second quarter of 1994, The Company completed the initial public offering of its Common Stock resulting in net proceeds to the Company of approximately $15 million. In September 1995, the Company completed a follow-on public offering of its Common Stock. The net proceeds from that public offering were approximately $43 million. Sepracor currently owns approximately 37% of the outstanding Common Stock of the Company.

         Substantially all of the Company's revenues through 1995 were attributable to sales of non-blood related membrane filter products to Sepracor. Revenues from these products were $13,000, $517,000, and $339,000 in 1996, 1995 and 1994, respectively, and are not expected to continue in any material respect beyond 1996. Fiscal 1996 was the first full year of commercial sale of its currently marketed blood-related product. A majority of the Company's planned blood-related products are in the research and development stage, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products.

         Through 1995, the Company's operations were located in facilities subleased from Sepracor for which the Company was allocated and charged a portion of Sepracor's rent and operating costs based upon the amount of spaces its occupies. During this period, Sepracor also provided support services, including laboratory support, data processing, accounting and finance, legal and other administrative functions. Sepracor allocated a portion of the costs of these activities to the Company based upon its pro rata usage of such services. The Company signed a long-term lease for its manufacturing, laboratory, research and office space which took effect in February 1996. Commencing in 1996, the Company provided the necessary data processing, accounting and finance and other support services through its own employees or outside contractors engaged directly by the Company.

         In May 1996, the Company acquired the plasma product unit of Novo Nordisk, and in January 1997, entered into a Restructuring Agreement with Novo Nordisk with respect to the indebtedness incurred by the Company in connection with the Denmark Acquisition. In addition, in February 1997, the Company determined to discontinue the development and operation of its Danish plasma business due in large part to P&U's wrongful termination of the Company's planned acquisition of P&U's plasma business in Sweden. The Company recorded a one-time charge as a result of its exit from the plasma business of $15,200,000 in 1996. See "-- Discontinued Business" and "-- Liquidity and Capital Resources."

Results of Continuing Operations

         Revenues were $779,000 in 1996, $834,000 in 1995, and $389,000 in 1994.
Revenues from products sales to Sepracor, a related party, as a percentage of total revenues were 2% in 1996, 57% in 1995, and 50% in 1994 and represent the sale of membrane filter products. Product sales to Sepracor are recorded at prices based on a pricing agreement between the Company and Sepracor. Under this pricing agreement, product sales to Sepracor for Sepracor's use are at cost while product sales to Sepracor for subsequent sale or lease to third parties are at cost plus a 25% margin. Revenues in 1996 include $54,000 related to the Company's Phase II SBIR program with the United States Department of the Army. In 1995 and 1994, collaborative research and development revenues were $300,000 and $50,000, respectively. In 1996, one customer represented 83% of total revenues. In 1995, one customer represented 36% of total revenues while in 1994, two customers each represented 18% of total revenues.

         The cost of products sold was $3,785,000 in 1996, $1,073,000 in 1995, and $353,000 in 1994. Cost of products sold exceeded product sales in all periods due to the start-up costs of new product introduction and the high costs associated with low volume production, particularly in 1996, the first full year of production of its LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood.

         The cost of collaborative research and development was $41,000 in 1996, $283,000 in 1995, and $32,000 in 1994. The decrease in 1996 over 1995 reflects the completion in the first quarter of 1996 of the Company's obligations under Phase II of the SBIR program. The increase in 1995 over 1994 was related to the Phase II SBIR program which required a higher level of effort than collaborative programs in prior years.

         Research and development expenses were $6,128,000 in 1996, $4,061,000 in 1995, and $3,249,000 in 1994. The increase in 1996 over the amounts expended in 1995 and 1994 is primarily attributable to a higher level of spending associated with development of the Company's SteriPath Blood Pathogen Inactivation System and preparation for commercialization of the Company's LeukoNet System.

         Selling, general and administrative expenses were $8,069,000 in 1996, $3,881,000 in 1995, and $1,584,000 in 1994. The increase in 1996 and 1995 over
1994 is primarily attributable to expenses associated with preparation for commercialization of the LeukoNet System, increased costs related to the hiring of management with specific industry experience and administrative costs associated with being a public company. The 1996 expense also includes expenses for personnel, consultants and travel in connection with the Company's efforts to expand into other blood related businesses and a one-time charge of approximately $1,500,000 in connection with the Company's efforts to acquire P&U's plasma business. See "--Discontinued Business."

         Interest income, net in 1996, 1995 and 1994, primarily represents interest earned on available cash and marketable securities balances during those periods.

         Other expense in 1996 primarily represents the loss recognized on the disposition of property and equipment.

Discontinued Business

         In May 1996, the Company consummated the Denmark Acquisition. The purchase price for the transaction was comprised of a combination of Promissory Notes, Convertible Subordinated Notes (which would convert to common stock of the Company or a subsidiary of the Company) and additional consideration payable in 1998 in cash or Common Stock, at the option of the Company, which would not be paid in certain events. See Item 1, "Business -- Plasma Pharmaceuticals and -- Agreements."

         The loss from operations of discontinued business of $9,550,000 reflects the loss from the date of the acquisition through December 31, 1996. During this eight month period, this business recorded revenues from the sale of plasma products of $8,200,000 and cost of products sold of $13,400,000. The cost of products sold includes a reserve for the write down of inventories to the lower of cost or market of approximately $2,500,000 and loss on the sale of raw materials inventories of approximately $800,000. Operating costs of this business during this period were approximately $4,000,000.

         In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies.

         On February 20, 1997, the Company's Board of Directors voted to discontinue the development and operation of its Danish plasma business due in large part to P&U's wrongful termination of the Company's planned acquisition of P&U's plasma business in Sweden, which was part of the Company's initial strategy to enter the plasma business, as well as other factors. In that regard, the Company is currently considering various strategic alternatives to effect that determination promptly, including, but not limited to, the sale or other disposition of its plasma business, or an orderly liquidation of its assets. In connection with this determination, the Company recorded a one-time charge of $15,200,000 in 1996 as a result of its exit from the plasma business. The loss reflects management's assessment of the most probable outcome from this decision, is net of the $8,500,000 forgiveness of indebtedness and assumes the $3,000,000 forgiveness contingency.

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which will be effective for the Company in fiscal 1997. SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines (i.e., APB Opinion No. 15, Earnings Per Share), revising the disclosure requirements, and increasing the
------------------
comparability of EPS data on an international basis. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Management has not yet determined the impact of adopting SFAS 128.

Litigation

         The Company is a defendant in two lawsuits brought by Pall. In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

          On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321, the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. The parties are awaiting the Court's decision.

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "'479 patent") and 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

         The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three asserted Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. In its complaint, the Company seeks to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint seeks compensatory, consequential and punitive damages. There can be no assurance that the Company will prevail in this litigation or, if the Company does so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect. See Item 1, "Business -- Legal Proceedings."

Liquidity and Capital Resources

         The Company operated as a division of Sepracor through December 31, 1993 and, accordingly, the Company's operating losses (principally research and development expenditures) were funded by Sepracor and were included in Sepracor's consolidated financial statements. Therefore, as of December 31, 1993, no retained deficit related to the Company's operations was recorded on the Company's balance sheet. Sepracor provided working capital to fund the Company's business until the closing of the initial public offering in April 1994.

         The net decrease in cash and cash equivalents in 1996 was $17,501,000. This net decrease is attributable to net cash used in operating activities of $25,814,000 offset in part by net cash provided by investing activities of $8,160,000.

         The net cash used in operating activities is attributable to net cash used in continuing operations of $13,845,000 and net cash used in discontinued business of $11,969,000. Net cash used in continuing operations is primarily attributable to the net loss of $40,598,000 and increases in net assets of discontinued business of $500,000 and accounts receivable of $201,000. This was offset in part by losses of the discontinued business of $24,748,000, non-cash charges for depreciation and amortization of $819,000, a decrease in inventories of $380,000 and an increase in accounts payable and accrued expenses of $1,368,000.

         Net cash provided by investing activities was primarily attributable to net maturities of available for sale marketable securities of $13,465,000, offset in part by cash used in the acquisition of business net of cash acquired of $4,092,000 and property and equipment additions of $1,213,000.

         In January 1997, the Company entered into the Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven; such forgiveness is reflected in the 1996 Statement of Operations as a reduction of the loss on disposal of the discontinued plasma business. The remainder of the reduction represents a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of Common Stock at a conversion price equal to $10.50 per share.

         In June 1994, the Company executed an agreement with a third party to license certain technology. Pursuant to the terms of the agreement, the Company is committed to paying license and consulting fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sales of any product incorporating this technology. As of December 31, 1996, license and consulting fees of $900,000 have been paid.

         The termination of the Company's revolving credit agreement with a commercial bank, which was a collaboration arrangement with Sepracor and its subsidiaries, took effect as of July 1, 1996. The Company does not currently plan to renew the arrangement. In 1994, in collaboration with Sepracor and certain of its other subsidiaries, the Company executed an equipment leasing arrangement that provides for a total of $2 million to Sepracor and certain of its other subsidiaries for purposes of financing capital equipment. Under certain circumstances, Sepracor is the guarantor of any amounts outstanding under this financing arrangement. In October 1996, the Company executed a replacement leasing arrangement for the benefit of HemaSure only with the same leasing company providing $1.1 million of equipment lease financing. This arrangement terminates in March 1997. All amounts outstanding under the 1994 leasing facility are being repaid under the original terms of that leasing arrangement. The Company has an additional leasing arrangement with another equipment leasing company that provides for a total of $100,000 of equipment financing. There was $759,000 outstanding under all leasing arrangements as of December 31, 1996.

Future Operating Results

         Certain of the information contained in this Annual Report in Form 10-K including information with respect to the commercialization of the Company's LeukoNet System and the development and commercialization of the Company's products under development and the Company's other plans and strategy for its business, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

         The Company believes that the performance of its blood-related products will be competitive with products sold by other vendors of blood filtration, transfusion and pathogen inactivation products and expects to encounter intense competition in the sale of such products from biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, certain governmental organizations and agencies and academic institutions. In the Leukoreduction field, several of the Company's competitors have substantially greater resources, manufacturing and marketing capabilities, research and production staffs and production facilities than the Company. Moreover, some of the Company's competitors have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. Pall Corporation, a principal competitor of the Company, has filed two complaints against the Company alleging that the manufacture, use and sale of the Company's LeukoNet System infringes a certain patents held by Pall. See
Item 3, "Business -- Legal Proceedings."

         The customers for the Company's potential products are a limited number of national and regional blood centers, which collect, store and distribute blood and blood products. In the United States, the American Red Cross collects and distributes approximately 45% of the nation's supply of blood products. Other major blood centers include the New York Blood Center, Blood Centers of America and United Blood Services, each of which distributes 6% to 12% of the nation's supply of blood and blood products. In Europe, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nation's blood and blood products supply. The Company's principal competitors have long-standing and, in some cases, exclusive relationships (including long-term supply contracts) with these blood centers and there can be no assurance that the Company will be successful in marketing its products to these centers.

         The Company currently buys all of its blood filter media from one supplier under a supply contract. Although the supply agreement provides that should the supplier be unable to produce the Company's required quantities, the supplier will assist the Company in finding another source of supply, a disruption in production from this supplier could cause a delay in manufacturing and a possible loss in sales which would adversely affect operating results.

         All of the Company's planned blood filtration, transfusion and pathogen inactivation products, other than the LeukoNet System, are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses through 1997. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its blood-related products.

         Some or all of the Company's blood filtration, transfusion and pathogen inactivation products, other than the LeukoNet System, may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company does not expect regulatory approval for commercial sale in the United States of any of its other planned products before the end of 1997.

         Based on the Company's current operating plan, the Company believes that its available cash, cash equivalents and marketable securities balances will be sufficient to fund the Company's operations into 1998. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

         Because of the foregoing factors, past financial results should not be relied upon as an indication of future performances. The Company believes that period-to-period comparisons of its financial results to date are not necessarily meaningful and its expects that its results of operations may fluctuate from period to period in the future. See "-- Overview."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.

                                                     PART III

Item 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                                      PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

a (1)             Financial Statements
                  HemaSure Inc. Consolidated Financial Statements as of December 31, 1996 and for each of the three years in the period ended December 31, 1996. See pages F-1 through F-18, which are included herein.

a (2)             Financial Statement Schedules
                  All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or the notes thereto.

a (3)             Exhibits

                  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as a part of this Annual Report on Form 10-K.

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.



                                                   HemaSure Inc.

                                           Index to Financial Statements
                                           -----------------------------

                                                                                                                     Page

Report of Independent Accountants on Consolidated Financial Statements.........................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995...................................................F-3

Consolidated Statements of Operations
for the Years Ended December 31, 1996,
1995 and 1994..................................................................................................F-4

Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 1996,
1995 and 1994..................................................................................................F-5

Consolidated Statements of Cash Flows
for the Years Ended December 31, 1996,
1995 and 1994..................................................................................................F-6

Notes to the Consolidated Financial Statements.................................................................F-7


Report of Independent Accountants

To the Board of Directors and Stockholders of HemaSure Inc.

         We have audited the accompanying consolidated balance sheets of HemaSure Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HemaSure Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                    COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 20, 1997

HemaSure Inc.
Consolidated Balance Sheets

December 31, 1996 and 1995
(In thousands, except par value amounts)


ASSETS                                                                     1996                             1995
                                                                           ----                             ----
Current assets:

     Cash and cash equivalents (Note C)                                $  5,527                         $ 23,028
     Marketable securities (Note C)                                      11,369                           24,813
     Accounts receivable (Note E)                                           283                               82
     Inventories (Note F)                                                   376                              756
     Net assets of discontinued business (Note B)                           500
     Prepaid expenses                                                       208                              150
                                                                       --------                        ---------

     Total current assets                                                18,263                           48,829

Property and equipment, net (Note G)                                      2,245                            1,286
Other assets                                                                 52                               97
                                                                       --------                       ----------

          Total assets                                                 $ 20,560                         $ 50,212
                                                                       ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                  $  1,612                          $ 1,295
     Accrued compensation                                                   344
     Accrued fees                                                           300
     Accrued expenses                                                       929                              522
     Current portion of capital lease obligations (Note H)                  234                              107
                                                                            ---                              ---

          Total current liabilities                                       3,419                            1,924

Capital lease obligations (Note H)                                          525                              286
Convertible subordinated note payable (Note I)                            8,687
                                                                         ------
          Total liabilities                                              12,631                            2,210
                                                                         ------                          -------


Commitments and contingencies (Notes H and I)
Stockholders' equity (Note K):
     Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding in 1996 and 1995
     Common stock, $0.01 par value, authorized 20,000
       in 1996 and 12,000 in 1995, issued and
       outstanding 8,098 in 1996 and 8,031 in 1995                           81                               80
     Additional paid-in capital                                          60,702                           60,372
     Unearned compensation                                                 (398)                            (595)
     Unrealized holding loss of available-for-sale
       marketable securities                                                 (3)
     Accumulated deficit                                                (52,453)                         (11,855)
                                                                        --------                         --------

     Total stockholders' equity                                           7,929                           48,002
                                                                        -------                           ------

          Total liabilities and stockholders' equity                    $20,560                         $ 50,212
                                                                        =======                         ========

The accompanying notes are an integral part of the financial statements.






HemaSure Inc.
Consolidated Statements of Operations

For the years ended December 31,
(In thousands, except per share amounts)                           1996                 1995                1994
                                                                   ----                 ----                ----

Revenues:
     Product sales                                            $     712             $     20            $    131

     Product sales to related
       parties (Note C)                                              13                  514                 208

     Collaborative research and
       development (Note C)                                          54                  300                  50
                                                              ---------             --------            --------

     Total revenues                                                 779                  834                 389
                                                              ---------             --------            --------

Costs and expenses:

     Cost of products sold                                        3,772                  662                 205

     Cost of products sold to related
       parties (Note C)                                              13                  411                 148

     Cost of collaborative
       research and development                                      41                  283                  32

     Research and development                                     6,128                4,061               3,249

     Selling, general and administrative                          8,069                3,881               1,584
                                                              ---------             --------            --------

     Total costs and expenses                                    18,023                9,298               5,218
                                                              ---------             --------            --------

Loss from operations                                            (17,244)              (8,464)             (4,829)

Interest income                                                   1,679                1,052                 426

Interest expense                                                   (105)                 (38)                 (2)

Other expense                                                      (180)

Net loss from continuing operations                             (15,850)              (7,450)             (4,405)
                                                                --------             --------            --------

Discontinued operations (Note B):

     Loss from operations of discontinued business              (9,550)
     Loss on disposal of discontinued business                 (15,198)

Net Loss                                                      $(40,598)             $(7,450)            $(4,405)
                                                              =========             ========            ========

Net loss per share:

     Net loss from continuing operations                       $ (1.97)             $ (1.20)            $ (0.91)
     Loss from operations of discontinued business               (1.18)
     Loss on disposal of discontinued business                   (1.88)
                                                                 ------

     Net Loss                                                  $ (5.03)             $ (1.20)            $ (0.91)
                                                               ========             ========            ========

     Weighted average number of common and common
       equivalent shares outstanding                              8,069                6,205               4,858


The accompanying notes are an integral part of the financial statements.



HemaSure Inc.
Consolidated Statements of Stockholders' Equity

For the years ended
December 31, 1996,
1995 & 1994 (In thousands)

                                                        Additional                                                        Total
                              Common Stock                Paid-in         Unearned                      Accumulated   Stockholders'
                                 Shares       Amount      Capital       Compensation      Other           Deficit         Equity
                                --------      ------     ---------      ------------      -----          ---------       -------

BALANCE AT
      DECEMBER 31, 1993           3,000          $ 30       $ 953                                                          $ 983

Investment by parent
      company (Note D)                                      123                                                            123



Issuance of common
      stock options                                         989              $ (989)



Unearned compensation
      amortization                                                           195                                           195



Issuance of common
      stock in initial public
      offering (net of
      expenses totaling
      $2,454)                     2,501          25         15,028                                                         15,053



Net loss                                                                                                     $ (4,405)     (4,405)
                                  -------        ----       --------         -------                         ---------     -------

BALANCE AT
      DECEMBER 31, 1994           5,501          55         17,093           (794)                           (4,405)       11,949



Issuance of common
      stock to employees
      under stock plans           30                        95                                                             95



Unearned compensation
      amortization                                                           199                                           199



Issuance of common
      stock in follow-on
      offering (net of
      expenses totaling
      $3,041)                     2,500          25         43,184                                                         43,209



Net loss                                                                                                     (7,450)       (7,450)
                                  --------       ------     --------         --------       --------         -------       -------



BALANCE AT
      DECEMBER 31, 1995           8,031          80         60,372           (595)                           (11,855)      48,002



Issuance of common
      stock to employees
      under stock plans           67             1          330                                                            331



Unearned compensation
      amortization                                                           197                                           197



Other                                                                                       $     (3)                      (3)



Net loss                                                                                                     (40,598)      (40,598)
                                  --------       ------     --------         --------       --------         --------      --------



BALANCE AT
      DECEMBER 31, 1996           8,098          $     81   $60,702          $    (398)     $     (3)        $(52,453)     $   7,929
                                  =====          ========   =======          ==========     =========        =========     =========


The accompanying notes are an integral part of the financial statements.





HemaSure Inc.
Consolidated Statements of Cash Flows
For years ended December 31,
(In thousands)                                                              1996                  1995                 1994
                                                                            ----                  ----                 ----

Cash flows from operating activities:

     Net loss                                                           $(40,598)              $(7,450)             $(4,405)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
          Discontinued business                                           24,748
          Depreciation and amortization                                      819                   468                  401
          Accretion of marketable securities discount                        (24)                 (173)
          Loss on disposal of equipment                                      176
     Changes in operating assets and liabilities:
          Net assets of discontinued business                               (500)
          Accounts receivable                                               (201)                  (72)                  64
          Inventories                                                        380                  (434)                 (56)
          Prepaid expenses                                                   (58)                  122                 (220)
          Accounts payable and accrued expenses                            1,368                   791                1,026
          Other assets                                                        45                   (18)                 (15)
                                                                       ---------               --------             --------
     Net cash used in continuing operations                              (13,845)               (6,766)              (3,205)
     Net cash used in discontinued business                              (11,969)
                                                                         --------

Net cash used in operating activities                                    (25,814)               (6,766)              (3,205)
                                                                         --------               -------              -------

Cash flows from investing activities:

     Purchases of available-for-sale marketable securities              (219,936)              (28,140)
     Maturities of available-for-sale marketable securities              233,401                 3,500
     Acquisition of business net of cash acquired                         (4,092)
     Additions to property and equipment                                  (1,213)                 (516)                (255)
                                                                       ----------             ---------              -------

Net cash provided by (used in) investing activities                        8,160               (25,156)                (255)
                                                                      ----------               --------              -------

Cash flows from financing activities:

     Net proceeds from issuance of common stock                              331                43,304               15,053
     Proceeds from investment by parent company                                                                         123
     Repayments of capital lease obligations                                (178)                  (58)                 (12)
                                                                          -------               -------              -------

Net cash provided by financing activities                                    153                43,246               15,164
                                                                         -------               -------              -------

Net (decrease) increase in cash and cash equivalents                     (17,501)               11,324               11,704
Cash and cash equivalents at beginning of year                            23,028                11,704
                                                                         -------               -------

Cash and cash equivalents at end of year                               $   5,527               $23,028              $11,704
                                                                       =========               =======              =======

Supplemental schedule of cash flow information:
     Cash paid during the year for interest                           $       87              $     38             $      2

Noncash investing and financing activities:
     Acquisition of fixed assets financed by capital leases            $     544              $    378             $     85

Reconciliation of assets acquired and liabilities assumed:
     Fair value of assets acquired                                      $ 27,092
     Liabilities assumed                                                $ 23,000
                                                                        --------
     Cash paid for acquisition                                         $   4,092


The accompanying notes are an integral part of the financial statements.

HemaSure Inc.
Notes to Consolidated Financial Statements

A.    THE COMPANY:

Nature of the Business

      HemaSure Inc. (the "Company") is utilizing its proprietary filtration and pathogen inactivation technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's currently marketed blood filtration products are designed for use by blood centers and hospital blood banks worldwide. From the Company's inception through the first quarter of fiscal 1996, HemaSure has sold non-blood related filter products primarily to Sepracor, a related party, for use in chemical processing applications. The Company's collaborative research and development efforts have been with the US Department of the Army for blood filtration related practices.

      The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA regulations.

      Basis of Presentation and Relationship with Sepracor Inc.

      The Company was incorporated in December 1993 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor") and, prior to that date, its business was conducted as a division of Sepracor. Effective as of January 1, 1994, in exchange for 3,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company, Sepracor transferred to HemaSure its technology relating to the manufacture, use and sale of its membrane filter products and medical devices for the separation and purification of blood, blood products and blood components. The accompanying financial statements of the Company retroactively reflect the 1994 transaction.

      Certain prior year amounts have been reclassified to be consistent with the current year presentation.

B.    DISCONTINUED BUSINESS:

      In May 1996, the Company acquired the plasma product unit of Novo Nordisk A/S, a Denmark corporation ("Novo Nordisk"), through its newly formed Danish subsidiary, HemaSure A/S (the "Denmark Acquisition"). The purchase price for the transaction was comprised of a combination of Promissory Notes, Convertible Subordinated Notes (which would convert to common stock of HemaSure or a subsidiary of HemaSure) and additional consideration payable in 1998 in cash or stock, at the option of HemaSure, which would not be paid in certain events. The acquisition was accounted for under the purchase method of accounting. Results of operations proformed for the Denmark Acquisition have not been presented because the subsequent decision to discontinue the business (see below) eliminates any comparable continuing impact on the Company's financial statements.

      The loss from operations of discontinued business of $9,550,000 reflects the loss from the date of the acquisition through December 31, 1996. During this eight month period, this business recorded revenues from the sale of plasma products of $8,200,000 and cost of products sold of $13,400,000. The cost of products sold includes a reserve for the write down of inventories to the lower of cost or market of approximately $2,500,000 and loss on the sale of raw materials inventories of approximately $800,000. Operating costs of this business during this period were approximately $4,000,000.

      In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to

Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven; such forgiveness is reflected in the 1996 Statement of Operations as a reduction of the loss on disposal of the discontinued plasma business. The remainder of the reduction represents a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies.

      On February 20, 1997, the Company's Board of Directors voted to discontinue the development and operation of its Danish plasma business due in large part to Pharmacia & Upjohn's ("P&U") wrongful termination of the Company's planned acquisition of P&U's plasma business in Sweden, which was part of the Company's initial strategy to enter the plasma business, as well as other factors. In that regard, the Company is currently considering various strategic alternatives to effect that determination promptly, including, but not limited to, the sale or other disposition of its plasma business, or an orderly liquidation of its assets.

      In connection with this determination, the Company recorded a one-time charge of $15,200,000 in 1996 as a result of its exit from the plasma business. The loss reflects management's assessment of the most probable outcome from this decision and is net of the $8,500,000 forgiveness of indebtedness and assumes the $3,000,000 forgiveness contingency.

C.    SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES:

Cash and Cash Equivalents

      The Company considers all demand deposits, money market instruments and repurchase agreements to be cash and cash equivalents. Cash equivalents of $5,407,000 and $22,599,000 at December 31, 1996 and 1995, respectively, consist of repurchase agreements with a commercial bank and money market instruments with a financial management institution. The carrying amount approximates fair value because of the short maturity of those instruments. A repurchase agreement for $5,407,000 outstanding at December 31, 1996 was collateralized by a United States Federal Government Agency, had an interest rate of 4.9% and had a maturity date of January 2, 1997.

Marketable Securities

      Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1996 and 1995, all marketable securities have been classified as available for sale and are carried at fair value, with the unrealized gains and losses, if any, reported as a separate component of stockholders' equity.

      The amortized cost of debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such accretion is included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

      The following is a summary of the fair value of available for sale marketable securities at December 31:

(In thousands)                                       1996            1995
                                                     ----            ----

Commercial Paper                                                  $10,738
U.S. Government Agency Obligations                $11,369          14,075
                                                   ------          ------

                                                  $11,369         $24.813
                                                  =======         =======

      The unrealized holding loss of available for sale marketable securities approximated $3,000 as of December 31, 1996.

      As of December 31, 1995, the fair value of each investment approximated the amortized cost, and therefore, there are no unrealized gains or losses. All debt securities available for sale at December 31, 1996 and 1995 are due in three months or less.

      The Company's policy is to diversify the investment portfolio to reduce risk to principal from credit and investment sector risk. At December 31, 1996 and 1995, investments were placed with a variety of high credit quality financial institutions or other issuers.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

      Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations. On disposal, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. All laboratory, manufacturing and office equipment have estimated useful lives of three to ten years.

Revenue Recognition

      Revenues from product sales are recognized when goods are shipped. Revenues for research and development contracts are recorded under the percentage of completion method wherein costs and estimated gross margin are recorded as revenue as the work is performed.

Product Sales to Related Parties

      Revenues for product sales to Sepracor are recorded at prices based on a pricing agreement between HemaSure and Sepracor. Under this agreement, product sales to Sepracor for Sepracor's use are at cost while product sales to Sepracor for subsequent sale or lease to third parties are at cost plus a 25% margin. Revenues for product sales to Sepracor subsidiaries are recorded at prices that reflect transactions made on an arm's length basis.

Research and Development

      Research and development costs are expensed in the year incurred.

Net Loss Per Share

      Net loss per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding from January 1, 1994 to the Company's initial public offering in April 1994.

Income Taxes

      Net operating losses of the Company incurred while operating as a division of Sepracor are not available for carryforward because the Company's results for those periods were included in the consolidated tax return of Sepracor. Deferred tax assets and liabilities reflect the estimated future tax consequences attributable to tax benefit carryforwards and to "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and 1995 and the reported amounts of revenues and expenses during the years ended December 31, 1996, 1995, and 1994. Actual results could differ from those estimates.

Other

      The Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1995. FAS 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The adoption of FAS 121 did not have any material financial impact on the Company.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which will be effective for the Company in fiscal 1997. SFAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines (i.e., APB Opinion No. 15, Earnings Per Share), revising the disclosure requirements, and increasing the
------------------
comparability of EPS data on an international basis. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Management has not yet determined the impact of adopting SFAS 128.

D.    ALLOCATIONS FROM AND AGREEMENTS
      WITH SEPRACOR:

      Since the Company's inception through December 31, 1995, all facilities and support services of the Company, including administrative support, have been provided by Sepracor. For these facilities and services, the Company was charged $771,000 and $635,000 for 1995 and 1994, respectively. These charges represent an allocation of the Company's proportionate share of Sepracor's overhead costs using formulas developed by management based upon the Company's use of such facilities and services. All costs incurred by the Company prior to the Company's initial public offering in April 1994, including payroll costs, were paid by Sepracor for the Company.

      Under a Corporate Services Agreement, effective from January 1, 1994 through December 31, 1995, the Company received certain basic support services in exchange for a fixed monthly payment, adjusted annually. The Company recorded an expense of $244,000 and $160,000 for these services in 1995 and 1994, respectively. These basic services included laboratory support as well as assistance with certain administrative services, including recruiting and benefits administration, purchasing, data processing, risk management, corporate communications, patents and legal, accounting, finance and treasury activities. Effective in 1996, the Company provided these services through its own employees or outside contractors engaged directly by the Company.

      Under Sublease Agreements, the Company leased certain laboratory, research and office space from Sepracor through 1995 in exchange for fixed monthly rent payments which increased at various dates and which approximate the Company's proportionate share of Sepracor's cost of providing the facilities including building maintenance, cleaning and certain utilities and other operating costs. The Company signed a long-term lease for its manufacturing, laboratory, research and office space in February 1996 (see Note H).

      Under a Technology Transfer and License Agreement, Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the Company Field as defined in the agreement. Further, Sepracor has granted an exclusive license to the Company for any improvements to the transferred technology which are developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer and License Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or HemaSure (the "Effective Period"). The Company has granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field. All licenses are royalty-free. Sepracor has also granted the Company a right of first refusal to any product which Sepracor proposes to sell, or license a third party to sell during the Effective Period, for use within the Company Field.

      In addition, beginning in April 1998, Sepracor will be entitled to certain rights with respect to the registration under the Securities Act of a total of 3,000,000 shares of Common Stock. These rights provide that Sepracor may require the Company, on two occasions, to register shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations.

E.    ACCOUNTS RECEIVABLE:

      The Company's 1996 trade receivables primarily represent amounts due for product sales. In 1995, the Company's trade receivables primarily represented amounts due from the United States Department of the Army related to its collaborative research and development agreement.

      The allowance for doubtful accounts was $10,000 at December 31, 1996. There was no allowance for doubtful accounts at December 31, 1995.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

F.    INVENTORIES:

      Inventories consist of the following at December 31:

(In thousands)                   1996             1995
                                 ----             ----

Raw materials                   $ 240            $ 492
Work in progress                  122                6
Finished goods                     14              258
                                -----            -----

                                $ 376            $ 756
                                -----            -----

      All of the Company's inventory at December 31, 1996 relates to its recently marketed blood filter product. The Company has not yet established a consistent sales level for these products in order to determine an appropriate level of inventory. Management believes that the Company will sell its existing inventory for these products without a loss. No estimate can be made of a range of losses that are reasonably possible should the Company not be successful.

G.    PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following at December 31:

(In thousands)                            1996             1995
                                          ----             ----
Laboratory and
      manufacturing
      equipment                        $ 1,308          $ 2,923

Leased laboratory and
      manufacturing
      equipment                            889              463

Office equipment                           723              326

Leasehold improvements                     698               21
                                           ---               --

                                         3,618            3,733
                                         -----            -----

Accumulated depreciation
      and amortization                  (1,421)          (2,650)
                                        -------          -------

                                         2,197            1,083
Construction in progress                    48              203
                                            --              ---

                                       $ 2,245          $ 1,286
                                       -------          -------

      Depreciation and amortization expense was $622,000, $269,000, and $206,000 in 1996, 1995 and 1994, respectively.

      Accumulated amortization of assets under lease was $278,000 and $37,000 as of December 31, 1996 and 1995, respectively.

H.    COMMITMENTS AND CONTINGENCIES:

      The Company leased certain laboratory, research and office space from Sepracor through 1995. In 1995, the Company executed a lease for these facility requirements which commences in February 1996 and extends through February 2004. The lease provides for two five year renewal options. Under the terms of the lease, the Company will be required to pay its allocated share of taxes and operating costs in addition to the base annual rent.

      In 1994, the Company, in collaboration with Sepracor and certain of its other subsidiaries, executed an equipment leasing arrangement that provided for a total of $2 million to these companies for purposes of financing capital equipment. In October 1996, the Company executed a separate follow on equipment leasing arrangement that provides $1.1 million of equipment financing through March 31, 1997. The Company also executed a leasing arrangement with another leasing company that provides for a total of $100,000 of equipment financing. The Company leases various laboratory, manufacturing and computer equipment under noncancelable capital leases. Terms of arrangements with the two leasing companies contain bargain purchase provisions at the expiration of the lease term which range from 24 months to 42 months. In some instances, the Company is required to make a deposit of 20% of the original equipment cost which earns interest at an annual rate of 4%. Under certain circumstances, Sepracor is the guarantor of debt incurred to acquire equipment under the leasing facilities. The interest rate charged on the Company's capital leases ranges from 14% to 21%.

      Future minimum payments under all non-cancelable leases in effect at December 31, 1996 are as follows:

                   (In thousands)                   Operating            Capital
                   Year                                Leases             Leases

                   1997                                   214                309
                   1998                                   214                316
                   1999                                   234                252
                   2000                                   236                 65
                   2001                                   236
                   Thereafter                             515

                   Total minimum                       ------                ---
                     lease payments                    $1,649                942
                                                       ------                ---

                   Less amount
                     representing interest                                   183
                   Present value of minimum
                     lease payments                                         $759
                                                                            ----

Based on the borrowing rates currently available to the Company for capital leases with similar terms and average maturities, the fair value of capital leases approximates the carrying value.

      The total charged to rent expense for all noncancelable leases including amounts for building maintenance, utilities and other operating costs was $903,000, $527,000, and $475,000 in 1996, 1995 and 1994, respectively.

      In June 1994, the Company executed an agreement with a third party to license certain technology. The Company agreed to pay license and consulting fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sale of any product incorporating this technology to the third party pursuant to the terms of the agreement. Through December 31, 1996, license and consulting fees of $900,000 have been paid and charged to expense.

      The Company currently buys all of its blood filter media from one supplier under a supply contract. Although the supply agreement provides that should the supplier be unable to produce the Company's required quantities, the supplier will assist the Company in finding another source of supply, a disruption in production from this supplier could cause a delay in manufacturing and a possible loss in sales which would adversely affect operating results.

I.    CONVERTIBLE SUBORDINATED NOTE PAYABLE:

      In January 1997, the Company entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. The amount included in the balance sheet at December 31, 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of Common Stock at a conversion price equal to $10.50 per share.

J.    SEGMENT INFORMATION:

      The Company operates exclusively in the blood purification business, which the Company considers to be one business segment.

Revenues from significant unaffiliated customers are as follows:

Year Ended December 31:                1996            1995            1994
                                       ----            ----            ----
A.                                                                      18%
B.                                                      36%             18%
C.                                      83%


K.    STOCKHOLDERS' EQUITY:

Stock Option Plans

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      The Company has two stock options plans currently in effect under which future grants may be issued: the 1994 Stock Option Plan and the 1994 Director Option Plan. A total of 2,750,000 shares has been authorized by the Company for grants of options or shares, of which 309,000 are still available for grant. Stock Options granted during 1996 and 1995 generally have a maximum term of ten years and vest ratably over a period of two to five years.

      A summary of the Company's stock option activity for the years ended December 31 follows:


                                  Number of Options        Weighted Average
                                     (in thousands)          Exercise Price
-----------------------------------------------------------------------------

Outstanding at
      December 31, 1993

Granted                                       660                 $  3.53
                                           ------                 -------



Outstanding at
      December 31, 1994                       660                 $  3.53

Granted                                       467                 $  4.50

Exercised                                    (19)                 $  2.00

Terminated                                  (158)                 $  8.27
                                          -------                 -------



Outstanding at
      December 31, 1995                       950                 $  3.25

Granted                                     1,478                 $ 12.87

Exercised                                    (49)                 $  3.12

Terminated                                    (6)                 $  2.88
                                         --------                 -------

Outstanding at
      December 31, 1996                     2,373                 $  9.24




      At December 31, 1996 and 1995, respectively, there were 277,000 and 144,000 options exercisable with a weighted average exercise price of $2.88 and $2.47. None of the options outstanding at December 31, 1994 were exercisable. The following table summarizes the status of the Company's stock options at December 31, 1996:


                                             OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------------------------------------

                                                     Number                  Weighted             Weighted
                                                 Outstanding As              Average              Average
                                                  Of 12/31/96               Remaining             Exercise
         Range of Exercise Prices                (in thousands)          Contractual Life          Price
---------------------------------------------------------------------------------------------------------------------


         $  2.00      -            $  3.38                   775                    7.6                 $2.59

         $  5.50      -            $  8.38                   115                    8.4                 $7.52

         $ 10.06      -            $ 14.50                 1,444                    9.2                $12.77

         $ 16.26      -            $ 16.25                    39                    9.4                $16.25
                                                          ------                    ---                ------

                                                           2,373                    8.6                 $9.24



                                       OPTIONS EXERCISABLE
                              ----------------------------------------
                                   Number
                                 Exercisable           Weighted
                                    As of               Average
                                  12/31/96             Exercise
                               (in thousands)            Price
                              ----------------------------------------


                                            257              $2.53

                                             19              $7.33

                                              1             $10.06

                                              0              $0.00
                                          -----             ------

                                            277              $2.88



      The weighted average fair value at date of grant for options granted during 1996 and 1995 was $8.77 and $2.98 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.20% and 6.30%; dividend yields of 0% for both years; volatility factor of the expected market price of the Company's common stock of 75% for both years; and a weighted average expected life of the options of 6 years.

      During 1994 and prior to the Company's initial public offering, options to purchase 482,000 shares of Common Stock were granted under the Plans at an exercise price of $2.00 per share. The estimated fair market value on the date of grant was $4.00 per share. The Company recorded compensation expense of $197,000, $199,000 and $195,000 in 1996, 1995 and 1994, respectively, related to these options.

      In 1995, HemaSure adopted the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an aggregate of 100,000 shares of common stock may be purchased by employees at 85% of market value on the first or last day of each six month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Options were exercised to purchase 17,793 shares for a total of $165,000 during the year ended December 31, 1996 and 10,681 shares for a total of $58,000 during the year ended December 31, 1995. At December 31, 1996, 71,346 shares of common stock were reserved for future issuance under the plan.

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. The application of SFAS No. 123 to this employee stock purchase plan would not result in a significant difference from reported net income and earnings per share.


                                             1996           1995
                                             ----           ----

Net income - as reported                  $(40,598)         $(7,450)
Net income - pro forma                    $(43,280)         $(7,750)
Net income per share - as reported        $  (5.03)        $  (1.20)
Net income per share - pro forma          $  (5.36)        $  (1.25)


      The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

      In connection with the initial public offering, the Company granted to the Underwriter an option to purchase 217,500 shares of Common Stock at an exercise price equal to 150% of the initial public offering price or $10.50 and subject to adjustment in certain circumstances. The option is exercisable at any time or from time to time after April 14, 1995 and before April 14, 1999. The option may be transferred in whole or in part at any time under specific conditions.

L.    INCOME TAXES:

      The components of the Company's deferred tax assets and liabilities were as follows at December 31:



 (In thousands)                                               1996                         1995
                                                              ----                         ----



Deferred taxes:

   Assets

     Net operating loss carryforwards                      $10,505                       $4,726

     Loss on disposal of discontinued business               6,120

     Tax credit carryforwards                                  429                          197

     Inventory reserves                                        326                           86

     Deferred compensation                                     239                          160

     Accrued charges not paid                                  193                          143

     Other                                                      23                            6

     Liabilities

     Property and equipment                                   (78)                         (95)
                                                           =======                      =======

                                                            17,757                        5,223

Valuation allowance                                       (17,757)                      (5,223)
                                                          ========                      =======

Net deferred taxes                                      $                             $
                                                        ==========                    =



Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

      The Company's statutory and effective tax rates were 34% and 0%, respectively, for both 1995 and 1994. The effective tax rate was 0% due to a net operating loss and the nonrecognition of any net deferred tax asset. At December 31, 1996, the Company had net operating loss carryforwards (NOLs) of approximately $26,086,000 available to offset future regular taxable earnings. The net operating loss carryforwards expire at various dates through 2011. Tax credit carryforwards expire at various dates from 2009 through 2011.

M.    EMPLOYEES' SAVINGS PLAN:

      The Company adopted a 401(k) savings plan for all domestic employees in 1994. Under the provisions of the plan, employees may voluntarily contribute up to 20% of their compensation subject to statutory limitations. In addition, the Company can make a matching contribution at its discretion. In 1996, the Company provided approximately $90,000 of matching contributions. There were no employer contributions to the plan in 1995 or 1994.

N.    LITIGATION:

      The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

          On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321, the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. The parties are awaiting the Court's decision.

      With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "'479 patent") and 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

      The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three asserted Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

      On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. In its complaint, the Company seeks to receive damages arising out of the alleged breach by Pharmacia & Upjohn ("P&U") of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint seeks compensatory, consequential and punitive damages. There can be no assurance that the Company will prevail in this litigation or, if the Company docs so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect.

                                                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.
                                                   HEMASURE INC.


Date:  March 31, 1997                     By:  /s/ Steven H. Rouhandeh
                                               -----------------------
                                              Steven H. Rouhandeh, President
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                  Signature                                             Title                                         Date
                  ---------                                             -----                                         ----


/s/ Steven H. Rouhandeh                                 President, Chief Executive                        March 31, 1997
-----------------------                                 Officer and Director (Principal
Steven H. Rouhandeh                                     Executive Officer)


/s/ Jeffrey B. Davis                                    Senior Vice President and                         March 31, 1997
--------------------                                    Chief Financial Officer
Jeffrey B. Davis                                        (Principal Financial Officer)


/s/ James B. Murphy                                     Senior Vice President, Finance                    March 31, 1997
-------------------                                     and Administration (Principal
James B. Murphy                                         Accounting Officer)


/s/ Eugene J. Zurlo                                     Chairman and Director                             March 31, 1997
-------------------
Eugene J. Zurlo


/s/ Timothy J. Barberich                                Director                                          March 31, 1997
------------------------
Timothy J. Barberich


/s/ David S. Barlow                                     Director                                          March 31, 1997
-------------------
David S. Barlow


/s/ John T. Kimbell                                     Director                                          March 31, 1997
-------------------
John T. Kimbell


/s/ Rolf S. Stutz                                       Director                                          March 31, 1997
-----------------
Rolf S. Stutz


/s/ Philip M. Hampton                                   Director                                          March 31, 1997
---------------------
Philip M. Hampton



                                                       Exhibit Index

    The following exhibits are filed as part of this Annual Report on Form 10-K.



                                                                                                                 Sequential
    Exhibit No.                                              Description                                          Page No.
    -----------                                              -----------                                         ----------

       2.1*******      Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

       3.1*            Certificate of Incorporation of the Company.

       3.2*            By-Laws of the Company.

       4.1*            Specimen Certificate for shares of Common Stock, $.01 par value, of the
                       Company.

       4.2             Registration Rights Agreement, dated January 23, 1997, by and among the
                       Company and Novo Nordisk A/S.

      10.1*(1)         1994 Stock Option Plan, as amended.

      10.2*(1)         1994 Director Option Plan.

      10.3*            Form of Technology Transfer and License Agreement between the
                       Company and Sepracor Inc.

      10.4*******      Lease Agreement for 140 Locke Drive, Marlborough, MA,
                       dated as of November 1995, between the Company and First
                       Marlboro Development Trust.

      10.5*            Cross License Agreement, dated as of January 1, 1994, between the
                       Company and BioSepra Inc.

      10.6**+          License Agreement, dated June 15, 1994, among the Company, Clinical
                       Chemistry Consultants, Inc. and Allan L. Louderback.

      10.7*+ Letter of Intent, dated as of February 28, 1994, between and among the Company, Clinical Chemistry Consultants,
                       Inc., and its principal.

      10.8*** Purchase Agreement, dated as of September 14, 1994, between the Company and Lydall Central, Inc./Westex
                       Division.

      10.9***          Letter of Intent, dated as of February 2, 1995, between the Company and
                       DRK-Niederschsen.

      10.10***         Revolving Credit and Security Agreement, dated December 28, 1994, by and between Fleet Bank of Massachusetts, N.A. and the Company.

      10.11***         Intellectual Property Security Agreement, dated December 28, 1994, by and between Fleet Bank of Massachusetts, N.A. and the Company.

      10.12****        Amendment of Solicitation/Modification of Contract issued by the United
                       States Army Medical Research Acquisition Activity effective March 15,
                       1995.

      10.13*****+      Purchase Agreement, dated July 28, 1995, by and between the Company and Blood Centers of America.

      10.14*****       Employment Agreement between the Company and John McCray, dated
                       January 4, 1994.









      10.15*****       Employment Agreement between the Company and Dr. Hans Heiniger, dated January 10, 1994.

      10.16*******+    Purchase Agreement between the Company and American Red Cross
                       Biomedical Services, dated March 11, 1996.

      10.17*******     Employment Agreement between the Company and Steven H. Rouhandeh, dated February 16, 1996.

      10.18*******     Employment Agreement between the Company and Eugene J. Zurlo, dated
                       February 16, 1996.

      10.19*******+    Cooperation Agreement dated February 26, 1996 between the
                       Company and the German Red Cross.

      10.20******+     Purchase Agreement between the Company and Blood Centers of America, dated September 11, 1995.

      10.21********    Asset Purchase Agreement dated as of May 2, 1996 between
                       the Company, HemaPharm Inc., HemaSure A/S and Novo
                       Nordisk A/S.

      10.22            Employment Agreement between the Company and Jeffrey B. Davis, dated
                       May 23, 1996.

      10.23*********   Restructuring Agreement, dated January 23, 1997, between
                       the Company, HemaPharm Inc., HemaSure A/S and Novo
                       Nordisk A/S.

      10.24            Convertible Subordinated Note Due December 31, 2001 in the amount of
                       U.S. $11,721,989, issued by the Company to Novo Nordisk A/S, dated
                       January 23, 1997.

      10.25 Master Strategic Alliance Agreement, dated June 5, 1996, by and between the Company and American Red Cross
                       BioMedical Services.

      10.26(1)         Amendment to the Company's 1994 Director Option Plan, dated June 25,
                       1996.

      10.27(1)         Amendment to the Company's 1994 Director Option Plan, effective as of
                       May 16, 1996.

      10.28(1)         Amendment to the company's 1994 Stock Option Plan, dated June 25,
                       1996.

      10.29(1)         Amendment to the Company's 1994 Stock Option Plan, effective as of
                       May 16, 1996.

      10.30            Sublease Agreement, between the Company and Novo Nordisk
                       A/S, dated May 2, 1996, for the Premises (Denmark), as amended.

      10.31            Sublease Agreement between the Company and Novo Nordisk
                       A/S, dated May 2, 1996, for the Warehouse (Denmark), as amended.

      11.1             Statement regarding computation of earnings per share.

      21.1             Subsidiaries of the Company.

      23.1             Consent of Coopers & Lybrand L.L.P.

      27.1             Financial Data Schedule.


-----------------------------
(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75930).

** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

**** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

***** Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-95540).

****** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

******* Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

******** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

********* Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.

+         Confidential treatment requested as to certain portions.