Form 10-Q
period 1997-03-31
HEMASURE INC
filed 1997-05-15
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 1997

                                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number   0-19410

                                  HemaSure Inc.
             (Exact Name of Registrant as Specified in its charter)

         Delaware                                                   04-3216862
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                140 Locke Drive, Marlborough, Massachusetts 01752
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 485-6850
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                      8,121,484
 --------------------------------------                      ---------
              Class                                   Outstanding at May 6, 1997

                                                   HemaSure Inc.

                                                       INDEX



                                                                                                                Page
Part I       FINANCIAL INFORMATION



Item 1.      Financial Statements

             Consolidated Balance Sheets as of  March 31, 1997 and December 31, 1996                             3

             Consolidated Statements of Operations for the Three Month Periods Ended
             March 31, 1997 and 1996                                                                             4

             Consolidated Statements of Cash Flows for the Periods Ended March 31, 1997
             and 1996                                                                                            5

             Notes to Consolidated Financial Statements                                                          6



Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                          9



Part II      OTHER INFORMATION                                                                                  11

Item 1.      Legal Proceedings                                                                                  11

Item 6.      Exhibits and Reports on Form 8-K                                                                   11

             Signatures                                                                                         13


                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                  HemaSure Inc.
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                                           March 31,            December 31,
(In thousands )                                                               1997                  1996
                                                                             ------                -----
ASSETS

Current assets:
  Cash and cash equivalents                                                   $ 4,811              $ 5,527
  Marketable securities                                                         9,066               11,369
  Accounts receivable                                                             308                  283
  Inventories                                                                     648                  376
  Assets held for sale                                                            150                  500
  Prepaid expenses                                                                 57                  208
                                                                              -------              -------

  Total current assets                                                         15,040               18,263

Property and equipment, net                                                     2,140                2,245

Other assets                                                                       64                   52
                                                                              -------              -------

  Total assets                                                                $17,244              $20,560
                                                                              =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  902             $  1,612
  Accrued expenses                                                              1,651                1,573
  Note payable - current portion                                                   28                    -
  Capital lease obligations-current portion                                       242                  234
                                                                               ------              -------

 Total current liabilities                                                      2,823                3,419
Capital lease obligations                                                         497                  525
Note payable                                                                      112                    -
Convertible subordinated note payable                                           8,687                8,687
                                                                               ------               ------

 Total liabilities                                                             12,119               12,631
                                                                               ------               ------

Stockholders' equity:
  Common stock                                                                     81                   81
  Additional paid-in capital                                                   60,738               60,702
  Unearned compensation                                                         (349)                (398)
  Unrealized holding loss of available for sale marketable securities             (2)                  (3)

  Accumulated deficit                                                        (55,343)             (52,453)
                                                                             --------             --------

 Total stockholders' equity                                                     5,125                7,929
                                                                              -------              -------

 Total liabilities and stockholders' equity                                  $ 17,244              $20,560
                                                                             ========              =======


                                   The accompanying notes are an integral part
                                    of the consolidated financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                        For The Three Month Periods Ended
                             March 31, 1997 and 1996
                                   (Unaudited)

                                                                                          Three-month periods
                                                                                            ended March 31,
(In thousands, except per share amounts )

                                                                                  1997                   1996
                                                                                  ----                   ----

Revenues:

  Product sales                                                                   $551                    $23
  Product sales to related parties                                                   -                     13
  Collaborative research and development                                             -                     46
                                                                                                        -----

        Total revenues                                                             551                     82
                                                                                ------                  -----

Costs and expenses:

  Cost of products sold                                                          1,032                    390
  Cost of products sold to related parties                                           -                     13
  Cost of collaborative research and development                                     -                     35
  Research & development                                                           885                  1,542
  Selling, general and administrative                                            1,413                  1,216
                                                                               -------                -------


        Total costs and expenses                                                 3,330                  3,196
                                                                               -------                -------

Loss from operations                                                           (2,779)                (3,114)

Interest income                                                                    181                    601
Interest expense                                                                 (291)                   (17)
Other income (expense)                                                             (1)                   -
                                                                                 -----                 ---


Net Loss                                                                     $ (2,890)              $ (2,530)
                                                                             =========              =========


  Net loss per share                                                         $  (0.36)               $ (0.31)

Weighted average number of common
 shares outstanding                                                              8,115                  8,041




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                   HemaSure Inc.
                                       Consolidated Statements of Cash Flows
                                            For the Three Month Periods
                                           Ended March 31, 1997 and 1996
                                                    (Unaudited)

                                                                            Three-month periods
 (In thousands)                                                               ended March 31,


                                                                           1997                  1996
                                                                           ----                  ----

Cash flows from operating activities:
  Net loss                                                                   (2,890)          $ (2,530)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                                                273                139
    Accretion of marketable securities discount                                    9              (164)

  Changes in operating assets and liabilities:
     Net assets of discontinued business                                         350
    Accounts receivable                                                         (25)                 27
    Inventories                                                                (272)                 19
    Prepaid expenses                                                             151              (110)
    Accounts payable and accrued expenses                                      (632)                133
                                                                             -------             ------

  Net cash (used in) operating activities                                    (3,036)            (2,486)

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                       (29,772)           (71,788)
  Maturities of available-for-sale marketable securities                      32,067             66,197
  Additions to property and equipment                                           (81)              (471)
  Decrease in other assets                                                      (12)                (2)
                                                                             -------             ------

  Net cash provided from (used in) investing activities                        2,202            (6,064)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          36                 54
  Borrowing under note payable arrangements                                      140                  -
  Repayments of capital lease obligations                                       (58)               (65)
                                                                              ------            -------

  Net cash provided from (used in) financing activities                          118               (11)

Net (decrease) in cash                                                         (716)            (8,561)

Cash and cash equivalents at beginning of period                               5,527             23,028
                                                                             -------           --------

Cash and cash equivalents at end of period                                   $ 4,811            $14,467
                                                                             =======            =======


                                    The accompanying notes are an integral part
                                     of the consolidated financial statements.

                                                   HemaSure Inc.
                                    Notes To Consolidated Financial Statements


1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1997 and 1996.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K (File No. 0-19410), filed with the Securities and Exchange Commission on March 31, 1997.


2.       Inventories

         Inventories consist of the following:

         (In thousands)

                                                                March 31, 1997            December 31, 1996
                                                                --------------            -----------------

             Raw Materials                                          $    228                      $     240
             Work in progress                                            349                            122
             Finished goods                                               71                             14
                                                                      ------

                                                                    $    648                      $     376
                                                                    ========


3.       Property and Equipment

         Property and equipment consists of the following:

         (In thousands)
                                                                March 31, 1997            December 31, 1996
                                                                --------------


          Property and equipment                                    $ 3,728                      $    3,618

          Less accumulated depreciation and                          (1,645)                         (1,421)
                                                                    --------
         amortization

                                                                      2,083                            2,197

                   Construction in progress                              57                               48
                                                                      -----

                                                                    $ 2,140                       $    2,245
                                                                    =======

4.       Note payable

         In March 1997, the Company exercised its right, under the lease arrangement of its Marlborough Massachusetts facility, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments at a rate of 12% per annum.

5.       Convertible subordinated note payable

         In January 1997, the Company entered into a Restructuring Agreement pursuant to which the Company restructured the debt related to its acquisition of Novo Nordisk's plasma products unit. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by HemaSure to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to HemaSure related to various service arrangements between the two companies. The amount included in the balance sheet at March 31, 1997 and December 31, 1996 includes the effect of the restructuring net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of common stock, par value $.01 per share of HemaSure at a conversion price equal to $10.50 per share.


6.       Litigation

         The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

         On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321, the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. The parties are awaiting the Court's decision.

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "'479 patent") and 4,952,572 (the "572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

         The Company believes, based on advice of its patent counsel, that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

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

7.       Subsequent Events

         In April 1997, the Company, as a result of exiting the plasma business, determined to focus management resources on its core business of blood filtration technologies. In connection therewith, Eugene J. Zurlo (Chairman), Steven H. Rouhandeh (President and Chief Executive Officer), Edward W. Kelly (Executive Vice President and Chief Operating Officer) and Jeffrey B. Davis (Senior Vice President and Chief Financial Officer) were relieved of their duties. John F. McGuire was named President and CEO and Timothy J. Barberich was named Chairman of the Board. The Company expects to incur a one-time charge of approximately $1,300,000 in the second quarter 1997 related to these management actions.

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

The Company is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide. From inception through fiscal 1995, HemaSure sold non-blood related filter products primarily to Sepracor, a related party, for use in chemical processing applications. As the Company continues to focus its efforts in the medical device sector, it does not expect sales of its non-blood related products to continue in any material respect.

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the regulations of the United States Food & Drug Administration (the "FDA") and similar foreign governmental agencies.

         Three months ended March 31, 1997 and 1996

Revenues were $551,000 for the quarter ended March 31, 1997, which were comprised of the Company's leukoreduction filter, compared to $82,000 in the same period in 1996, representing an increase in revenues of $469,000. This increase was primarily attributable to increased sales of the leukoreduction filter, which was offset, in part, by the fact that revenues in the first quarter 1996 include (i) product sales to Sepracor of $13,000 which were not repeated in the first quarter 1997 and (ii) collaborative research and development revenues of $46,000 related to the Company's Phase II SBIR grant which began in March 1995.

Total cost of products sold exceeded total product sales in both periods due to the start-up costs of new product introduction and the high costs associated with low volume production.

Research and development expenses were $885,000 in the first quarter of 1997 compared to $1,542,000 in the first quarter of 1996 representing a decrease of $657,000. This decrease is primarily attributable to a lower level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System (an Investigational Device Exemption application was filed with the FDA in December 1996 and is being reviewed by the FDA). The Company has determined to suspend activities of its SteriPath Blood Inactivation System program which would further reduce or eliminate spending associated with such program.

Selling, general and administrative expenses were $1,413,000 for the three months ended March 31, 1997 compared to $1,216,000 for the three months ended March 31, 1996, representing an increase of approximately $197,000. The increase in the three month period is primarily attributable to increased management, travel and facility costs in connection with business expansion efforts which began in 1996 and have been curtailed as of April 1997.

Interest income was $181,000 for the quarter ended March 31, 1997 compared to $601,000 for the quarter ended March 31, 1996 due to lower average cash and marketable securities balances available for investment. Interest expense for the quarter ended March 31, 1997 was $291,000 compared to $17,000 for the quarter ended March 31, 1996, representing an increase of $274,000 which was related to interest expense on a convertible subordinated note payable which was not in existence during the first quarter 1996 and a higher average capital lease obligation balance.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4,811,000 as of March 31, 1997 as compared to $5,527,000 as of December 31, 1996, representing a net decrease in cash and cash equivalents of $716,000. This decrease is attributable primarily to net cash used in operating activities of $3,036,000 offset by net cash provided from investing activities of $2,202,000 and net cash provided from financing activities of $118,000.

Net cash used in operating activities is primarily attributable to the net loss of $2,890,000, an increase in inventories of $272,000 and lower accounts payable and accrued expenses balances of $632,000 offset in part by depreciation and amortization of $273,000 and the receipt of $350,000 related to the net assets of discontinued business. Net cash provided from investing activities relates to available-for-sale marketable securities investing activities of $2,294,000 offset in part by additions to property and equipment of $81,000.

In June 1994, the Company executed an agreement with a third party to license certain technology. The Company agreed to pay to such third party, pursuant to the terms of the agreement, license fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sale of any product incorporating this technology. Pursuant to the terms of such agreement, the Company has paid such third party $900,000 to date. Pursuant to the terms of this agreement, the final payment of $300,000 is due in July 1997.

In January 1997, the Company entered into a Restructuring Agreement with Novo Nordisk, pursuant to which the Company restructured the debt related to its acquisition of Novo Nordisk's plasma products unit. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by HemaSure to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to HemaSure related to various service arrangements between the two companies. The amount included in the balance sheet at March 31, 1997 and December 31, 1996 includes the effect of the restructuring net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of common stock, par value $.01 per share, of HemaSure at a conversion price equal to $10.50 per share.

In April 1997, the Company, as a result of exiting the plasma business, determined to focus management resources on its core business of blood filtration technologies. In connection therewith, Eugene J. Zurlo (Chairman), Steven H. Rouhandeh (President and Chief Executive Officer), Edward W. Kelly (Executive Vice President and Chief Operating Officer) and Jeffrey B. Davis (Senior Vice President and Chief Financial Officer) were relieved of their duties. John F. McGuire was named President and CEO and Timothy J. Barberich was named Chairman of the Board. The Company expects to incur a one-time charge of approximately $1,300,000 in the second quarter 1997 related to these management actions.

The Company believes that its available cash balances together with its current operating plan will be sufficient to fund the Company's operations through the first quarter of 1998. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, the approval process at the FDA and similar foreign agencies, commercial acceptance of new products, patent developments and the introduction of competitive products.

                                                     PART II.
                                                 OTHER INFORMATION


Items  1. Legal Proceedings

         The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

         On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321, the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. The parties are awaiting the Court's decision.

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

         The Company believes, based on advice of its patent counsel, that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the present LeukoNet product does not infringe any valid enforceable claim of the three Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

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

Item   6. Exhibits and Reports on Form 8-K

                  a)  Exhibits

                            The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as a part of this Quarterly Report on Form 10-Q.

                  b)  Reports on Form 8-K

                            Current Report on Form 8-K, dated January 23, 1997, which reported the Company's entering into a certain Restructuring Agreement, dated as of January 23, 1997, by and between the Company, the Company's U.S. and Danish subsidiaries, and Novo Nordisk A/S.

                            Current Report on Form 8-K, dated April 2, 1997, which reported certain changes in the Company's management.

                            Current Report on Form 8-K/A1, dated April 16, 1997, which amended the Company's Current Report on Form 8-K, dated April 2, 1997.

                                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       HEMASURE INC.


Date:    May 15, 1997                  By: /s/ James B. Murphy
                                           -------------------
                                           Name:  James B. Murphy
                                           Title: Senior Vice President Finance
                                                  and Administration






Date:    May 15, 1997                  /s/ James B. Murphy
                                       -------------------
                                       Name:  James B. Murphy
                                       Title: Senior Vice President Finance
                                              and Administration
                                              (Principal Financial Officer)

                                                   Exhibit Index

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q.



                                                                                                                 Sequential
    Exhibit No.                                              Description                                          Page No.

       2.1**           Heads of Agreement, dated as of January 31, 1996, between the Company and
                       Novo Nordisk A/S.

       3.1*            Certificate of Incorporation of the Company.

       3.2*            By-Laws of the Company.

       4.1*            Specimen Certificate for shares of Common Stock, $.01 par value, of the
                       Company.

       4.2***          Registration Rights Agreement, dated January 23, 1997, by and among the
                       Company and Novo Nordisk A/S.

      10.1**** Restructuring Agreement, dated January 23, 1997, between the Company, HemaPharm Inc., HemaSure A/S and Novo
                       Nordisk A/S.

      10.2***          Convertible Subordinated Note Due December 31, 2001 in the amount of U.S.
                       $11,721,989, issued by the Company to Novo Nordisk A/S, dated January 23,
                       1997.

      11.1             Statement regarding computation of earnings per share.

      21.1             Subsidiaries of the Company.

      27.1             Financial Data Schedule.


------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75930).

**      Incorporated herein by reference to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1995.

***     Incorporated herein by reference to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1996.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.