Form 10-Q
period 1997-06-30
HEMASURE INC
filed 1997-08-14
CIK 919745

===========================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:  June 30, 1997

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
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                140 Locke Drive, Marlborough, Massachusetts 01752
               (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 485-6850
              (Registrant's telephone number, including area code)

                                      N/A
                 -----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X     NO
    _
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $.01 per share                8,127,602
      --------------------------------------                ---------
                        Class                      Outstanding at August 8, 1997

                                  HemaSure Inc.

                                      INDEX



                                                                                                        Page
Part I --  FINANCIAL INFORMATION



Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                          3

           Consolidated Statements of Operations for the Three and Six Month Periods Ended
           June 30, 1997 and 1996                                                                         4

           Consolidated Statements of Cash Flows for the Periods Ended June 30, 1997 and
           1996                                                                                           5

           Notes to Consolidated Financial Statements                                                     6



Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                     9



Part II -- OTHER INFORMATION                                                                             12

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.

                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

( In thousands )                                                                   June 30,                 December 31,
                                                                                     1997                      1996
                                                                              -------------------        ------------------

ASSETS

Current assets:
  Cash and cash equivalents                                                         $   1,522                 $   5,527
  Marketable securities                                                                 9,580                    11,369
  Accounts receivable                                                                     306                       283
  Inventories                                                                             289                       376
  Net Assets of Discontinued Business                                                     150                       500
  Prepaid expenses                                                                         29                       208
                                                                                    ----------               -----------
  Total current assets                                                                 11,876                    18,263

Property and equipment, net                                                             2,087                     2,245

Other assets                                                                               64                        52
                                                                                   -----------               -----------
  Total assets                                                                      $  14,027                 $  20,560
                                                                                   ===========               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $     423                 $   1,612
  Accrued restructuring expenses                                                        1,050                       -
  Accrued expenses                                                                      1,625                     1,573
  Note payable - current portion                                                           28                       -
  Capital lease obligations-current portion                                               242                       234
                                                                                    ----------               -----------
 Total current liabilities                                                              3,368                     3,419

Capital lease obligations                                                                 438                       525
Note payable                                                                              103                       -
Convertible subordinated note payable                                                   8,687                     8,687
                                                                                    ----------               -----------
 Total liabilities                                                                     12,596                    12,631
                                                                                    ----------               -----------

Stockholders' equity:
  Common stock                                                                             81                        81
  Additional paid-in capital                                                           60,738                    60,702
  Unearned compensation                                                                  (299)                     (398)
  Unrealized holding loss of available for sale marketable securities                      (2)                       (3)
  Accumulated deficit                                                                 (59,087)                  (52,453)
                                                                                    ----------               -----------
 Total stockholders' equity                                                             1,431                     7,929
                                                                                    ----------               -----------

 Total liabilities and stockholders' equity                                         $  14,027                 $  20,560
                                                                                    ==========               ===========



                   The accompanying notes are an integral part
                          of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                    For The Three- and Six-Month Periods Ended
                             June 30, 1997 and 1996
                                  ( Unaudited )

                                                          Three-month periods                Six-month periods
( In thousands, except per share amounts )                  ended June 30,                     ended June 30,
                                                      ----------------------------     ----------------------------

                                                              1997      1996                1997          1996

Revenues:

  Product sales                                           $    517    $     14           $    1,068     $     37
  Product sales to related parties                             -           -                    -             13
  Collaborative research and development                       -             8                  -             54
                                                          --------    --------           ----------     --------

        Total revenues                                         517          22                1,068          104
                                                          --------    --------           ----------     --------

Costs and expenses:

  Cost of products sold                                        847         644                1,879        1,034
  Cost of products sold to related parties                     -           -                    -             13
  Cost of collaborative research and development               -             6                  -             41
  Research & development                                       876       1,501                1,761        3,043
  Selling, general and administrative                        1,200       1,798                2,613        3,014
  Restructuring charge                                       1,121         -                  1,121          -
                                                          --------    --------           ----------     --------


        Total costs and expenses                             4,044       3,949                7,374        7,145

Loss from operations                                        (3,527)     (3,927)              (6,306)      (7,041)

Interest income                                                160         463                  341        1,064
Interest expense                                              (377)        (24)                (668)         (41)
Other income (expense)                                         -           -                     (1)           -
                                                          --------    --------           ----------     --------


Net loss from continuing operations                         (3,744)     (3,488)              (6,634)      (6,018)
                                                          --------    --------           ----------     --------

Discontinued operations:

  Loss from operations of discontinued business                -          (653)                 -           (653)

Net Loss                                                  $ (3,744)   $ (4,141)          $   (6,634)    $ (6,671)
                                                          ========    ========           ==========     ========

Net loss per share:

  Net loss from continuing operations                     $  (0.46)   $  (0.43)          $    (0.82)    $  (0.75)
  Loss from operations of discontinued business                 -        (0.08)                  -         (0.08)
                                                          --------    --------           ----------     --------

  Net loss per share                                      $  (0.46)   $  (0.51)          $    (0.82)    $  (0.83)
                                                          ========    ========           ==========     ========

Weighted average number of common and
  common equivalent shares outstanding                       8,124       8,063                8,119        8,052




                   The accompanying notes are an integral part
                          of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                                  ( Unaudited )

 (In thousands)                                                                Six-month periods
                                                                                 ended June 30,
                                                                             -----------------------

                                                                                1997         1996

Cash flows from operating activities:
  Net loss                                                                   $  (6,634)  $  (6,671)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Discontinued business                                                                      653
    Depreciation and amortization                                                  394         366
    Accretion of marketable securities discount                                    (15)        (14)
  Changes in operating assets and liabilities:
     Net assets of discontinued business                                           350          -
    Accounts receivable                                                            (23)         (4)
    Inventories                                                                     87        (103)
    Prepaid expenses                                                               179         (38)
    Accounts payable and accrued expenses                                          (87)       (279)
                                                                             ---------   ---------

  Net cash used in continuing operations                                        (5,749)     (6,090)
  Net cash used in discontinued business                                           -        (2,320)

  Net cash used in operating activities                                         (5,749)     (8,410)
                                                                             ---------   ---------

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                         (54,837)   (114,300)
  Maturities of available-for-sale marketable securities                        56,641     131,127
  Unrealized holding loss of available-for-sale marketable securities                1           2
  Additions to property and equipment                                              (99)       (918)
  Acquisition of  business net of cash acquired                                    -        (4,092)
  Decrease in other assets                                                         (12)         45
                                                                             ---------   ---------

  Net cash provided from investing activities                                    1,694      11,864

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            36         226
  Borrowing from notes payable arrangements                                        140         -
  Repayments of notes payable                                                       (9)        -
  Repayments of capital lease obligations                                         (117)       (112)
                                                                             ---------   ---------

  Net cash provided from financing activities                                       50         114
                                                                             ---------   ---------

Net increase (decrease) in cash                                                 (4,005)      3,568

Cash and cash equivalents at beginning of period                                 5,527      23,028
                                                                             ---------   ---------

Cash and cash equivalents at end of period                                   $   1,522   $  26,596
                                                                             =========   =========




                            The accompanying notes are an integral part
                                   of the financial statements.

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements
                                  (Unaudited)


1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1997 and 1996.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's Form 10K (File No. 000-23776), filed with the Securities and Exchange Commission on March 31, 1997.


2.       Inventories

         Inventories consist of the following:

                                                             June 30, 1997           December 31, 1996


             Raw Materials                                      $     68                 $    240
             Work in progress                                        149                      122
             Finished goods                                           72                       14
                                                                --------                 --------

                                                                $    289                 $    376
                                                                ========                 ========

3.       Property and Equipment

         Property and equipment consists of the following:

                                                             June 30, 1997           December 31, 1996


          Property and equipment                                $  3,746                 $  3,618

          Less accumulated depreciation and amortization          (1,716)                  (1,421)
                                                                ---------                ---------

                                                                   2,030                    2,197

                   Construction in progress                           57                        48
                                                                ---------                ---------

                                                                $  2,087                 $  2,245
                                                                ========                 ========

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


5.       Convertible subordinated note payable

         In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by HemaSure to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to HemaSure related to various service arrangements between the two companies. The amount included in the balance sheet at June 30, 1997 and December 31, 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of common stock, par value $.01 per share of HemaSure at a conversion price equal to $10.50 per share


6.       Net loss per share

         The net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive.


7.       Litigation

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

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "`479 patent") and 4,952,572 (the "572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 patent, and a declaratory judgment of noninfringement of the `479 patent, as a result of a license.

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

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. and Pharmacia AB ("P&U"). In its complaint, the Company seeks to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint seeks compensatory, consequential and punitive damages. There can be no assurance that the Company will prevail in this litigation or, if the Company does so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect.


8.       Restructuring charge

          In April 1997, the Company, primarily as a result of exiting the plasma business, determined to focus management resources on its core business of blood filtration technologies. In connection therewith, four officers were relieved of their duties. The Company incurred a one time charge of $1,121,000 in the second quarter 1997 for severance and related charges in connection with this action.


9.        Other

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting and display, in a full set of general purpose financial statements, of all items that are required to be recognized under accounting standards as components of comprehensive income. SFAS 130 is effective for statements issued for periods ending after December 15, 1997 and reclassification of financial statements for earlier periods for comparative purposes is required. The adoption of SFAS 130 will have an immaterial impact on the Company's financial statements.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. The forward-looking statements relate to various aspects of the Company's pending lawsuit against P&U; the sale or other disposition of the Company's plasma fractionation business in Denmark; the Company's consideration of pursuing public or private equity and/or debt financing; and the defense of the Company's pending or future patent litigation. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this Form 10-Q, readers are urged to read carefully all cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with regulations of the United States Food and Drug Administration (the "FDA").


         Three and six months ended June 30, 1997 and 1996

Revenues were $517,000 for the quarter ended June 30, 1997 compared to $22,000 in the same period in 1996. Revenues in the second quarter 1997 represent sales of the Company's LeukoNet system, 85% of which were sales to the American Red Cross. Revenues in the second quarter 1996 include collaborative research and development revenues of $8,000 related to the Company's SBIR grant.

Revenues were $1,068,000 for the first six months of 1997 compared to $104,000 for the first six months of 1996. Revenues for the six month period ended June 30, 1997 represent sales of the Company's LeukoNet system, 81% of which were sales to the American Red Cross. Revenues for the six month period ended June 30, 1996 include product sales to Sepracor of $13,000 and collaborative research and development revenues of $54,000 related to the Company's SBIR grant.

Total cost of products sold exceeded total product sales in all periods primarily due to the high costs associated with low-volume production.

Research and development expenses were $876,000 in the second quarter of 1997 compared to $1,501,000 in the second quarter of 1996, and were $1,761,000 in the six months ended June 30, 1997 compared to $3,043,000 in the six months ended June 30, 1996. The decrease in both the three and six month periods is primarily attributable to a lower level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System, which program was suspended in May 1997.

Selling, general and administrative expenses were $1,200,000 in the three months ended June 30, 1997 compared to $1,798,000 in the three months ended June 30, 1996, and were $2,613,000 in the first six months of 1997 compared to $3,014,000 in the first six months of 1996. The Company incurred costs in both the three- and six-month periods ended June 30, 1996 that did not recur in the same three- and six-month periods of 1997 resulting in the decrease for these periods. These non-recurring costs include marketing efforts completed in 1996 associated with the introduction of the Company's LeukoNet System and costs related to efforts to expand the Company's business beyond medical devices. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.

In the three-month period ended June 30, 1997, the Company recorded a one time charge of $1,121,000 for severance and related charges in connection with executive management departures in connection with HemaSure's decision to focus on its core filtration business.

Interest income for both the three and six months ended June 30, 1997 decreased compared to the three and six months ended June 30, 1996 due to lower average cash and marketable securities balances available for investment. Interest expense for both the three and six month periods ended June 30, 1997 increased compared to the same periods in 1996 related to a convertible subordinated note payable which was not in existence during the first half 1996.


Liquidity and Capital Resources

The net decrease in cash and cash equivalents for the six months ended June 30, 1997 was $4,005,000. This decrease is attributable primarily to net cash used in operating activities of $5,749,000 offset in part by net cash provided from investing activities of $1,694,000 and to a lesser extent net cash provided from financing activities of $50,000.

Net cash used in operating activities is primarily attributable to the net loss of $6,634,000 offset in part by depreciation and amortization of $394,000 and the receipt of $350,000 related to the net assets of discontinued business. Net cash provided from investing activities relates to available-for-sale marketable securities investing activities of $1,804,000 offset in part by additions to property and equipment of $99,000.

In June 1994, the Company executed an agreement with a third party to license certain technology. The Company agreed to pay to the third party, pursuant to the terms of the agreement, license fees of $1,200,000 payable in four equal annual installments, and royalties for commercial sale of any product incorporating this technology. Through June 30, 1997 the Company paid $900,000 under this agreement. Pursuant to the terms of this agreement, the final payment of $300,000 was made in July 1997.

In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by HemaSure to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to HemaSure related to various service arrangements between the two companies. The amount included in the balance sheet at March 31,1997 and December 31, 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of common stock, par value $.01 per share of HemaSure at a conversion price equal to $10.50 per share

In April 1997, the Company, primarily as a result of exiting the plasma business, determined to focus management resources on its core business of blood filtration technologies. In connection therewith, four officers were relieved of their duties. John F. McGuire was named President and CEO and Timothy J. Barberich was named Chairman of the Board. In connection therewith, the Company incurred a one time charge of $1,121,000 in the second quarter 1997 related to these actions. The Company paid $71,000 of this obligation in the second quarter 1997.

     The Company believes based on its current operating plan that in addition to its available cash balances, it will need additional financing in order to fund the Company's operations beyond the second quarter 1998. Possible sources of capital include settlement of the Company's lawsuit against P&U, sale of the Company's plasma fractionation business in Denmark and public or private equity and/or debt financing, all of which the Company is currently considering and/or pursuing. There can be no assurance, however, that any of such events will occur or that the Company will realize any material amount of capital therefrom. The Company's cash requirements may vary materially from those now anticipated because of factors such as successful development of new or improved products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of new products, patent developments and the introduction of competitive products by the Company's competitors.

                                    PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

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

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "`479 patent") and 4,952,572 (the "`572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 patent, and a declaratory judgment of noninfringement of the `479 patent, as a result of a license.

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

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. and Pharmacia AB ("P&U"). In its complaint, the Company seeks to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint seeks compensatory, consequential and punitive damages. There can be no assurance that the Company will prevail in this litigation or, if the Company does so prevail, as to the amount of damages, if any, that will be awarded or that the Company may collect.


Items 2- 3. Defaults Upon Senior Securities.
            None.

Item    4.  Submission of matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 15, 1997, the following proposals were adopted by the vote specified below.

              Proposal                      For            Withheld

1.  Election of Directors
       Timothy J. Barberich              7,633,090          33,855
       John F. McGuire                   7,633,090          33,855
       Rolf S. Stutz                     7,633,090          33,855
       David S. Barlow                   7,633,090          33,855
       John T. Kimbell                   7,633,090          33,855

                                            For            Against        Abstain     Broker Nonvotes (1)
                                            ---            -------        -------     -------------------

2.  Amendments to the Company's
1995 Employee Stock Purchase Plan
                                         7,257,232          60,933        12,095            336,685



(1) Votes counted for purposes of determining whether a quorum is present for the meeting but indicates that the broker or other holder was not authorized by the beneficial owner to cast a vote on certain proposals but was authorized to cast (and did cast) a vote on at least one other proposal.



Item   5.    Other Information.
             None.

Item   6.    Exhibits and Reports on Form 8-K.

             a)  Exhibits
                      10.1 HemaSure Inc. 1995 Employee Stock Purchase Plan (as amended)

                      27.1  Financial Data Schedule

             b)  Reports on Form 8-K
                 None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           HemaSure Inc.
                           (Registrant)

Date:   August 14, 1997    by:/s/John F. McGuire
                           John F. McGuire
                           President and Chief Executive Officer
                           (Principal Executive Officer)




Date:   August 14, 1997     by:/s/James B. Murphy
                            James B. Murphy
                            Senior Vice President Finance and Administration
                            (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.              Description

10.1                     HemaSure Inc. 1995 Employee Stock Purchase Plan
                         (as amended)

27.1                     Financial Data Schedule

                                                                    Exhibit 10.1

                                  HEMASURE INC.

                        1995 EMPLOYEE STOCK PURCHASE PLAN

                                  (AS AMENDED)


                  The purpose of this Plan is to provide eligible employees of HemaSure Inc. (the "Company") and certain of its subsidiaries with opportunities to purchase shares of the Company's common stock, par value $.01 per share (the "Common Stock"), of the Company. One Hundred Thousand (100,000) shares of Common Stock in the aggregate have been approved for this purpose.

                  1. Administration. The Plan will be administered by the Company's Board of Directors (the "Board") or by a Committee appointed by the Board (the "Committee") . The Board or the Committee has authority to make rules and regulations for the administration of the Plan and its interpretation and decisions with regard thereto shall be final and conclusive.

                  2. Eligibility. Participation in the Plan will neither be permitted nor denied contrary to the requirements of Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations promulgated thereunder. All employees of the Company, including Directors who are employees, and all employees of any subsidiary of the Company (as defined in Section 424(f) of the Code) designated by the Board or the Committee from time to time (a "Designated Subsidiary"), are eligible to participate in any one or more of the offerings of options (as defined in Section 9) to purchase Common Stock under the Plan provided that:

                           (a) they are regularly employed by the Company or a
                  Designated Subsidiary for more than 20 hours a week and for more than five months in a calendar year; and

                           (b) they are employees of the Company or a
                  Designated Subsidiary on the first day of the applicable Plan Period (as defined below).

                  No employee may be granted an option hereunder if such employee, immediately after the option is granted, owns 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary. For purposes of the preceding sentence, the attribution rules of Section 424(d) of the Code shall apply in determining the stock ownership of an employee, and all stock which the employee has a contractual right to purchase shall be treated as stock owned by the employee.

                  3. Offerings. The Company will make one or more offerings ("Offerings") to employees to purchase stock under this Plan. Offerings will begin each June 1 and December 1, or the first business day thereafter (the "Offering Commencement Dates"). Each Offering

Commencement Date will begin a six (6) month period (a "Plan Period") during which payroll deductions will be made and held for the Purchase of Common Stock at the end of the Plan Period. The Board or the Committee may, at its discretion, choose a different Plan Period of twelve (12) months or less for subsequent Offerings. Offerings under this Plan will include:

                       June 1, 1995 to November 30, 1995
                       December 1, 1995 to May 31, 1996
                       June 1, 1996 to November 30, 1996
                       December 1, 1996 to May 31, 1997
                       June 1, 1997 to November 30, 1997
                       December 1, 1997 to May 31, 1998
                       June 1, 1998 to November 30, 1998
                       December 1, 1998 to May 31, 1999

                  4. Participation. An employee eligible on the Offering Commencement Date of any Offering may participate in such offering by completing and forwarding a payroll deduction authorization form to the employee's appropriate payroll office at least 30 days prior to the applicable Offering Commencement Date. The form will authorize a regular payroll deduction from the Compensation received by the employee during the Plan Period. Unless an employee files a new form or withdraws from the Plan, his deductions and purchases will continue at the same rate for future Offerings under the Plan as long as the Plan remains in effect. The term "Compensation" means the amount of money reportable on the employee's Federal Income Tax Withholding Statement, excluding overtime, incentive or bonus awards, allowances and reimbursements for expenses such as relocation allowances for travel expenses, income or gains on the exercise of Company stock options and similar items, whether or not shown on the employee's Federal Income Tax Withholding Statement.

                  5. Deductions. The Company will maintain payroll deduction accounts for 11 participating employees. Payroll-deductions may be at the rate of 1%, 2%, 3%, 4%, 5%, 6%, 7%, 8%, 9% or 10% of Compensation with any change in compensation during the Plan Period to result in an automatic corresponding change in the dollar amount withheld.

                  No employee may be granted an Option (as defined in Section 9) which permits his rights to purchase Common Stock under this Plan and any other stock purchase plan of the Company and its subsidiaries, to accrue at a rate which exceeds $25,000 of the fair market value of such Common Stock (determined at the Offering Commencement Date of the Plan Period) for each calendar year in which the option is outstanding at any time.

                  6. Deduction Changes. An employee may decrease or discontinue his payroll deduction once during any Plan Period, by filing a new payroll deduction authorization form. However, an employee may not increase his payroll deduction during a Plan Period. If an employee elects to discontinue his payroll deductions during a Plan Period, but does not elect to withdraw his funds pursuant to Section 8 hereof, funds deducted prior to his election to discontinue will be applied to the purchase of Common Stock on the Exercise Date (as defined below).

                  7. Interest. Interest will not be paid on any employee accounts, except to the extent that the Board or the Committee, in its sole discretion, elects to credit employee accounts with interest at such per annum rate as it may from time to time determine.

                  8. Withdrawal of Funds. An employee may at any time prior to the close of business on the last business day in a Plan Period and for any reason permanently draw out the balance accumulated in the employee's account and thereby withdraw from participation in an Offering. Partial withdrawals are not permitted. The employee may not begin participation again during the remainder of the Plan Period. The employee may participate in any subsequent Offering in accordance with terms and conditions established by the Board or the Committee.

                  9. Purchase of Shares. On the Offering Commencement Date of each Plan Period, the Company will grant to each eligible employee who is then a participant in the Plan an option ("Option") to purchase on the last business day of such Plan Period (the "Exercise Date"), at the Option Price hereinafter provided for, such number of whole shares of Common Stock of the Company reserved for the purposes of the Plan as does not exceed the number of shares determined by dividing 6% of such employee's annualized Compensation for the immediately prior six-month period by the price determined in accordance with the formula set forth in the following paragraph but using the closing price on the Offering Commencement Date of such Plan Period.

                  The purchase price for each share purchased will be 85% of the closing price of the Common Stock on (i) the first business day of such Plan Period or (ii) the Exercise Date, whichever closing price shall be less. Such closing price shall be (a) the closing price on any national securities exchange on which the Common Stock is listed, (b) the closing price of the Common Stock on the Nasdaq National Market or (c) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in The Wall Street Journal. If no sales of Common Stock were made on such a day, the price of the Common Stock for purposes of clauses (a) and (b) above shall be the reported price for the next preceding day on which sales were made.

                  Each employee who continues to be a participant in the Plan on the Exercise Date shall be deemed to have exercised his option at the Option Price on such date and shall be deemed to have purchased from the Company the number of full shares of Common Stock reserved for the purpose of the Plan that his accumulated payroll deductions on such date will pay for pursuant to the formula set forth above (but not in excess of the maximum number determined in the manner set forth above).

                  Any balance remaining in an employee's payroll deduction account at the end of a Plan Period will be automatically refunded to the employee, except that any balance which is less than the purchase price of one share of Common Stock will be carried forward into the employee's payroll deduction account for the following Offering, unless the employee elects not to participate in the following Offering under the Plan, in which case the balance in the employee's account shall be refunded.

                  10. Issuance of Certificates. Certificates representing shares of Common Stock purchased under the Plan may be issued only in the name of the employee, in the name of the employee and another person of legal age as joint tenants with rights of survivorship, or (in the Company's sole discretion) in the street name of a brokerage firm, bank or other nominee holder designated by the employee.

                  11. Rights on Retirement, Death or Termination of Employment. In the event of a participating employee's termination of employment prior to the last business day of a Plan Period, no payroll deduction shall be taken from any pay due and owing to an employee and the balance in the employee's account shall be paid to the employee or, in the event of the employee's death, (a) to a beneficiary previously designated in a revocable notice signed by the employee (with any spousal consent required under state law) or (b) in the absence of such a designated beneficiary, to the executor or administrator of the employee's estate or (c) if no such executor or administrator has been appointed to the knowledge of the Company, to such other person(s) as the Company may, in its discretion, designate. If, prior to the last business day of the Plan Period, the Designated Subsidiary by which an employee is employed shall cease to be a subsidiary of the Company, or if the employee is transferred to a subsidiary of the Company that is not a Designated Subsidiary, the employee shall be deemed to have terminated employment for the purposes of this Plan.

                  12. Optionees Not Stockholders. Neither the granting of an Option to an employee nor the deductions from his pay shall constitute such employee a stockholder of the shares of Common Stock covered by an Option under this Plan until such shares have been purchased by and issued to him.

                  13. Rights Not Transferable. Rights under this Plan are not transferable by a participating employee other than by will or the laws of descent and distribution, and are exercisable during the employee's lifetime only by the employee.

                  14. Application of Funds. All funds received or held by the Company under this Plan may be combined with other corporate funds and may be used for any corporate purpose.

                  15. Adjustment in Case of Changes Affecting Common Stock. In the event of a subdivision of outstanding shares of Common Stock, or the payment of a dividend in Common Stock, the number of shares approved for this Plan, and the share limitation set forth in Section 9, shall be increased proportionately, and such other adjustment shall be made as may be deemed equitable by the Board or the Committee. In the event of any other change affecting the

Common Stock such adjustment shall be made as may be deemed equitable by the Board or the Committee to give proper effect to such event.

                  16. Merger. If the Company shall at any time merge or consolidate with another corporation and the holders of the capital stock of the Company immediately prior to such merger or consolidation continue to hold at least 80% by voting power of the capital stock of the surviving corporation ("Continuity of Control"), the holder of each Option then outstanding will thereafter be entitled to receive at the next Exercise Date upon the exercise of such Option for each share as to which such Option shall be exercised the securities or property which a holder of one share of the Common Stock was entitled to receive at the time of such merger, and the Committee shall take such steps in connection with such merger as the Committee shall deem necessary to assure that the provisions of Paragraph 15 shall thereafter be applicable, as nearly as reasonably may be, in relation to the said securities or property as to which such holder of such Option might thereafter be entitled to receive thereunder.

                  In the event of a merger or consolidation of the Company with or into another corporation which does not involve Continuity of Control, or of a sale of all or substantially all of the assets of the Company while unexercised Options remain outstanding under the Plan, (a) subject to the provisions of clauses (b) and (c), after the effective date of such transaction, each holder of an outstanding Option shall be entitled, upon exercise of such Option, to receive in lieu of shares of Common Stock, shares of such stock or other securities as the holders of shares of Common Stock received pursuant to the terms of such transaction; or (b) all outstanding Options may be cancelled by the Board or the Committee as of a date prior to the effective date of any such transaction and all payroll deductions shall be paid out to the participating employees; or (c) all outstanding options may be cancelled by the Board or the Committee as of the effective date of any such transaction, provided that notice of such cancellation shall be given to each holder of an Option, and each holder of an Option shall have the right to exercise such option in full based on payroll deductions then credited to his account as of a date determined by the Board or the Committee, which date shall not be less than ten (10) days preceding the effective date of such transaction.

                  17. Amendment of the Plan. The Board may at any time, and from time to time, amend this Plan in any respect, except that (a) if the approval of any such amendment by the shareholders of the Company is required by Section 423 of the Code, such amendment shall not be effected without such approval, and (b) in no event may any amendment be made which would cause the Plan to fail to comply with Section 423 of the Code.

                  18. Insufficient Shares. In the event that the total number of shares of Common Stock specified in elections to be purchased under any offering plus the number of shares purchased under previous Offerings under this Plan exceeds the maximum number of shares issuable under this Plan, the Board or the Committee will allot the shares then available on a pro rata basis.

                  19. Termination of the Plan. This Plan may be terminated at any time by the Board. Upon termination of this Plan all amounts in the accounts of participating employees shall be promptly refunded.

                  20. Governmental Regulations. The Company's obligation to sell and deliver Common Stock under this Plan is subject to listing on a national stock exchange or quotation on the Nasdaq National Market and the approval of all governmental authorities required in connection with the authorization, issuance or sale of such stock.

                  The Plan shall be governed by Delaware law except to the extent that such law is preempted by federal law.

                  The Plan is intended to constitute a "Stock Purchase Plan" within the meaning of Rule 16b-3(b)(5) promulgated under the Securities Exchange Act of 1934.

                  21. Issuance of Shares. Shares may be issued upon exercise of an Option fromauthorized but unissued Common Stock, from shares held in the treasury of the Company, or from any other proper source.

                  22. Notification upon Sale of Shares. Each employee agrees, by entering the Plan, to promptly give the Company notice of any disposition of shares purchased under the Plan where such disposition occurs within two years after the date of grant of the Option pursuant to which such shares were purchased.

                  23. Effective Date and Approval of Shareholders. The Plan initially took effect upon the closing of the Company's initial public offering of Common Stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, subject to approval by the shareholders of the Company as then required by Rule 16b-3 under the Exchange Act and by Section 423 of the Code, which approval occurred within twelve months of the adoption of the Plan by the Board. The Plan was first amended by action of the Board of Directors on April 16, 1997 subject to approval by the shareholders of the Company.

                              Originally adopted by the Board of Directors on March 16, 1995 and approved by the shareholders on May 17, 1995. The amended Plan was adopted by the Board of Directors on April 16, 1997 and approved by the shareholders on May 15, 1997.