Form 10-Q
period 1997-09-30
HEMASURE INC
filed 1997-11-13
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from............................to....................

Commission File Number........0-19410

                                  HemaSure Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-3216862
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 organization or incorporation)

                140 Locke Drive, Marlborough, Massachusetts 01752
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 485-6850
              (Registrant's telephone number, including area code)

                                       N/A
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   / X /                NO  /  /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, par value $.01 per share               8,127,602
       --------------------------------------               ---------
                       Class                     Outstanding at November 9, 1997

                                                   HemaSure Inc.

                                                       INDEX


                                                                                                               Page
Part I          Financial Information
Item 1.         Financial Statements

                Consolidated  Balance  Sheets  as of  September  30,  1997  and
                December 31, 1996                                                                                   3

                Consolidated  Statements  of  Operations  for the Three and Nine
                Month Periods Ended September 30, 1997 and 1996                                                     4

                Consolidated  Statements  of Cash  Flows for the  Periods  Ended
                September 30, 1997 and 1996                                                                         5

                Notes to Consolidated Financial Statements                                                          6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                               9

Part II         Other Information                                                                                  12

Item 1.         Legal proceedings                                                                                  13

Item 2.         Changes in Securities and Use of Proceeds                                                          14

Item 3.         Defaults Upon Senior Securities                                                                    14

Item 4.         Submission of Matters to a Vote of Security Holders                                                14

Item 5.         Other Information                                                                                  14

Item 6.         Exhibits and Reports on Form 8-K                                                                   14

                Signatures                                                                                         15

                         Part I - FINANCIAL INFORMATION

Item    1.        Financial Statements

                                  HemaSure Inc.
                           Consolidated Balance Sheets



(In thousands)                                                                September 30,            December 31,
                                                                                   1997                    1996
                                                                              (Unaudited)
                                                                           --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $     3,914             $     5,527
   Marketable securities                                                                  6,787                  11,369
   Accounts receivable                                                                      250                     283
   Inventories                                                                              787                     376
   Assets held for sale                                                                     150                     500
   Prepaid expenses                                                                          29                     208
                                                                           --------------------     -------------------
   Total current assets                                                                  11,917                  18,263
Property and equipment, net                                                               1,993                   2,245
Other assets                                                                                 65                      52
                                                                           --------------------     -------------------
   Total assets                                                                     $    13,975             $    20,560
                                                                           ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                $     751             $     1,612
      Accrued restructuring expenses                                                        665                      --
      Accrued expenses                                                                    1,270                   1,573
      Note payable - current portion                                                         28                      --
      Capital lease obligations-current portion                                             242                     234
                                                                           --------------------     -------------------
      Total current liabilities                                                           2,956                   3,419
   Capital lease obligations                                                                381                     525
   Note payable                                                                              91                      --
   Convertible subordinated note payable                                                  8,687                   8,687
                                                                           --------------------     -------------------
   Total liabilities                                                                     12,115                  12,631
                                                                           --------------------     -------------------
Stockholders' equity:
   Common stock                                                                              82                      81
   Additional paid-in-capital                                                            60,753                  60,702
   Unearned compensation                                                                   (250)                   (398)
   Unrealized holding loss of available for sale marketable securities                       (1)                     (3)
   Accumulated deficit                                                                  (58,724)                (52,453)
                                                                           --------------------     -------------------
   Total stockholders' equity                                                             1,860                   7,929
                                                                           --------------------     -------------------
   Total liabilities and stockholders' equity                                      $     13,975             $    20,560
                                                                           ====================     ===================


                   The accompanying notes are an integral part
                           of the financial statements

                                                   HemaSure Inc.
                                       Consolidated Statements of Operations
                                    For the Three and Nine Month Periods Ended
                                            September 30, 1997 and 1996
                                                    (Unaudited)


(In thousands, except per share amounts)                      Three-month periods              Nine-month periods ended
                                                              ended September 30,                    September 30,
                                                          ----------------------------     ---------------------------------
                                                             1997            1996               1997               1996
                                                             ----            ----               ----               ----
Revenues:
   Product sales                                               $ 522             $ 518            $ 1,590              $ 555
   Product sales to related parties                               --                --                 --                 13
   Collaborative research and development                         --                --                 --                 54
                                                          ----------     -------------     --------------      -------------
      Total revenues                                             522               518              1,590                622
                                                          ----------     -------------     --------------      -------------
Costs and expenses:
   Cost of products sold                                         626             1,321              2,505              2,355
   Cost of products sold to related parties                       --                --                 --                 13
   Cost of collaborative research and development                 --                --                 --                 41
   Research & development                                        938             1,166              2,699              4,209
   Selling, general and administrative                           837             1,784              3,450              4,798
   Restructuring charge                                           --                --              1,121                 --
                                                          ----------     -------------     -------------- ---  -------------
      Total costs and expenses                                 2,401             4,271              9,775             11,416
                                                          ----------     -------------     --------------      -------------
   Loss from operations                                       (1,879)           (3,753)            (8,185)           (10,794)
   Interest income                                               117               376                458               1440
   Interest expense                                             (374)              (22)            (1,042)               (63)
   Other income (expense)                                      2,499                --              2,498                 --
                                                          ----------     -------------     --------------      -------------
   Net income (loss) from continuing operations                  363            (3,399)            (6,271)            (9,417)
                                                          ----------     -------------     --------------      -------------
   Discontinued operations:
      Loss from operations of discontinued business               --              (135)                --               (788)
      Loss on disposal of discontinued business                   --                --                 --                 --
                                                          ----------     -------------     --------------      -------------
   Net income (loss)                                         $   363           $(3,534)          $ (6,271)         $ (10,205)
                                                          ----------     -------------     --------------      -------------
   Net income (loss) per share:
   Net income (loss) from continuing operations                $0.04            $(0.42)          $  (0.77)           $ (1.17)
   Loss from operations of discontinued business                  --             (0.02)                --              (0.10)
      Net income (loss) per share                              $0.04             (0.44)             (0.77)             (1.27)
                                                          ----------     -------------     --------------      -------------
      Weighted average number of common and
      common equivalent shares outstanding                     8,128             8,077              8,122              8,061


                   The accompanying notes are an integral part
                           of the financial statements

                                                   HemaSure Inc.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)



(In thousands)                                                                          Nine-month periods ended
                                                                                              September 30,
                                                                                  -------------------------------------
                                                                                        1997                 1996
                                                                                        ----                 ----
Cash flows from operating activities:
   Net loss                                                                                $(6,271)            $(10,205)
   Adjustments to reconcile net loss to net cash used in operating activities
      Discontinued business                                                                                         788
      Depreciation and amortization                                                            568                  587
      Accretion of marketable securities discount                                                7                   (4)
   Changes in operating assets and liabilities:
      Net assets of discontinued business                                                      350                   --
      Accounts receivable                                                                       33                 (341)
      Inventories                                                                             (411)                 226
      Prepaid expenses                                                                         179                 (838)
      Accounts payable and accrued expenses                                                   (499)                 174
                                                                                  ----------------      ---------------
      Net cash used in continuing operations                                                (6,044)              (9,613)
      Net cash used in discontinuing business                                                   --               (9,954)
      Net cash used in operating activities                                                 (6,044)             (19,567)
                                                                                  ----------------      ---------------

   Cash flows from investing activities:
      Purchase of available-for-sale marketable securities                                 (77,642)            (181,690)
      Maturities of available-for-sale marketable securities                                 82,217              195,621
      Unrealized holding loss of available-for-sale marketable securities                        2                    2
      Additions to property and equipment                                                     (130)              (1,171)
      Acquisition of business net of cash acquired                                              --               (4,092)
      Decrease in other assets                                                                 (13)                  45
                                                                                  ----------------      ---------------

   Net cash provided from investing activities                                               4,434                8,715
                                                                                  ----------------      ---------------

   Cash flows from financing activities:
      Proceeds from issuance of common stock                                                    52                  235
      Borrowing from notes payable arrangements                                                140                   --
      Repayments of notes payable                                                              (21)                  --
      Repayments of capital lease obligations                                                 (174)                (153)
                                                                                  ----------------      ---------------
      Net cash (used in) provided from financing activities                                     (3)                  82
                                                                                  ----------------      ---------------
      Net (decrease) in cash and cash equivalents                                           (1,613)             (10,770)
      Cash and cash equivalents at beginning of period                                       5,527               23,028
                                                                                  ----------------      ---------------
      Cash and cash equivalents at end of period                                          $  3,914              $12,258
                                                                                  ----------------      ---------------


                   The accompanying notes are an integral part
                           of the financial statements

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended and 1996.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's Form 10-K (File No. 000-23776), filed with the Securities and Exchange Commission on March 31, 1997.


2.       Inventories

         Inventories consist of the following (in thousands):


                                   September 30, 1997         December 31, 1996
                                   ------------------         -----------------

           Raw Materials           $      177                 $     240
           Work in progress               104                       122
           Finished goods                 506                        14
                                          ---                       ---

                                   $      787                 $     376
                                   ==========                 =========


3.       Property and Equipment

         Property and equipment consists of the following (in thousands):


                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------

          Property and equipment                  $ 3,777             $ 3,618
          Less accumulated depreciation
            and amortization                       (1,841)             (1,421)
                                                  --------            --------

                                                    1,936               2,197

                Construction in progress               57                  48
                                                 --------             --------

                                                  $ 1,993             $ 2,245
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


5.       Convertible subordinated note payable

         In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by HemaSure to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which is due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 may be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to HemaSure related to various service arrangements between the two companies. The amount included in the balance sheet at September 30, 1997 and December 31, 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note are convertible by either party, commencing January 1998, into shares of common stock, par value $.01 per share, of HemaSure ("Common Stock") at a conversion price equal to $10.50 per share.


6.       Net income (loss) per share

         The net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive. The Company has incurred a net loss for the nine month period ended September 30, 1997 and expects to recognize a net loss for the twelve month period ended December 31, 1997. The Company believes that the inclusion of common equivalent shares for purposes of calculating the net income per share for the three month period ended September 30, 1997 is not meaningful or useful for comparative purposes.


7.       Litigation

         The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

         On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321 (the "321 patent") the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

         In October 1997 the Eastern District of New York granted in part Pall's summary judgment motion relating to the 321 patent. Pall has moved for a preliminary injunction. The Company believes, based on the advice of its patent counsel, that Pall's application will be denied in due course. The court has not yet ruled on the validity of Pall's 321
         patent   claims,   which   HemaSure   has   asserted  are  invalid  and
         unenforceable. The court now will need to review and determine the validity of this patent prior to any further action. No date has been set for these proceedings.

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "479 patent") and 4,952,572 (the "572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license.

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

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. ("P&U"). In its complaint, the Company sought to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. In September 1997, the Company reached an out-of-court settlement with P&U. The terms of settlement included a cash payment to the Company and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in the quarter ended September 30, 1997.


8.       Restructuring charge

         In April 1997, the Company, primarily as a result of exiting the plasma business, determined to focus management resources on its core business of blood filtration technologies. In connection therewith, four officers were relieved of their duties. The Company incurred a one time charge of $1,121,000 in the second quarter of 1997 for severance and related charges in connection with this action. At September 30, 1997 there was a balance of $665,000 remaining to be paid related to this charge.

9.       Other

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting and display, in a full set of general purpose financial statements, of all items that are required to be recognized under accounting standards as components of comprehensive income. SFAS 130 is effective for statements issued for periods ending after December 15, 1997 and reclassification of financial statements for earlier periods for comparative purposes is required. The adoption of SFAS 130 will have an immaterial impact on the Company's financial statements.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the new Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. The forward-looking statements relate to various aspects of the Company's sale or other disposition of the Company's plasma fractionation business in Denmark; the Company's consideration of pursuing public or private equity and/or debt financing; and the defense of the Company's pending or future patent litigation. Each forward-looking statement that the Company believes is material is accompanied by a cautionary statement or statements identifying important factors that could cause actual results to differ materially from those described in the forward- looking statement. The cautionary statements are set forth following the forward-looking statement, and/or elsewhere in this Form 10-Q and the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing the forward-looking statements contained in this Form 10-Q, readers are urged to read carefully all cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Overview

HemaSure Inc. (the "Company") was established in December 1993 as a wholly owned subsidiary of Sepracor Inc. ("Sepracor"). Prior to that date, its business was conducted as part of Sepracor's bioprocessing division. Effective as of January 1, 1994, in exchange for 3,000,000 shares of Common Stock, Sepracor transferred to HemaSure its technology relating to the manufacture, use and sale of medical devices.

The Company is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide. From inception through fiscal 1995, the Company has sold non-blood related filter products primarily to Sepracor, a related party, for use in chemical processing applications. As the Company continues to focus its efforts in the medical device sector, it does not expect sales of its non-blood related products to continue in any material respect. The Company's collaborative research and development efforts have been with the U.S. Department of the Army for blood filtration related practices.

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with Food and Drug Administration ("FDA") regulations.

         Three and nine months ended September 30, 1997 and 1996

Revenues were $522,000 for the quarter ended September 30, 1997 compared to $518,000 in the same period in 1996. Revenues in both quarters represent sales of the Company's LeukoNet system.

Revenues were $1,590,000 for the first nine months of 1997 compared to $622,000 for the first nine months of 1996. Revenues for the nine month period ended September 30, 1997 represent sales of the Company's LeukoNet system. Revenues for the nine month period ended September 30, 1997 include product sales to Sepracor of $13,000 and collaborative research and development revenues of $54,000 related to the Company's SBIR grant.

Total cost of products sold exceeded total product sales in all periods due to the start-up costs of new product introduction and the high costs associated with low-volume production.

Research and development expenses were $938,000 in the third quarter of 1997 compared to $1,166,000 in the third quarter of 1996, and were $2,699,000 in the nine months ended September 30, 1997 compared to $4,209,000 in the nine months ended September 30, 1996. The decrease in the three month period is primarily attributable to a lower level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System, which program was suspended in May 1997, offset in part by increased spending on the LeukoNet System to effect process improvements. The decrease in the nine month period is primarily attributable to a lower level of spending associated with the Company's SteriPath Blood Pathogen Inactivation System.

Selling, general and administrative expenses were $837,000 in the three months ended September 30, 1997 compared to $1,784,000 in the three months ended September 30, 1996, and were $3,450,000 in the first nine months of 1997 compared to $4,798,000 in the first nine months of 1996. The Company incurred costs in both the three and nine month periods ended September 30, 1996 that did not recur in the same three and nine month periods of 1997 resulting in the decrease for these periods. These non-recurring costs include marketing efforts completed in 1996 associated with the introduction of the Company's LeukoNet System and costs related to efforts to expand the Company's business beyond medical devices. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.

In the second quarter of 1997, the Company recorded a one time charge of $1,121,000 for severance and related charges in connection with executive management departures pursuant to the Company's decision to focus on its core filtration business.

Interest income for both the three and nine months ended September 30, 1997 decreased compared to the three and nine months ended September 30, 1996 due to lower average cash and marketable securities balances available for investment. Interest expense for the three and nine month periods ended September 30, 1997 increased compared to the same periods in 1996 related to a convertible subordinated note payable that was not in existence during the first half 1996.

In September 1997, the Company reached an out-of-court settlement with Pharmacia & Upjohn, Inc. ("P&U") arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The terms of settlement included a cash payment to HemaSure and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by HemaSure Inc. and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in the third quarter ended September 30, 1997.

Liquidity and Capital Resources

The net decrease in cash and cash equivalents for the nine months ended September 30, 1997 was $1,613,000. This decrease is attributable primarily to net cash used in operating activities of $6,044,000 offset in part by net cash provided from investing activities of $4,434,000.

Net cash used in operating activities is primarily attributable to the net loss of $6,271,000, an increase in inventories of $411,000 and a reduction in accrued expenses of $499,000 offset in part by depreciation and amortization of $568,000 and the receipt of $350,000 related to the net assets of discontinued business. Net cash provided from investing activities relates to available-for-sale marketable securities investing activities of $4,575,000 offset in part by additions to property and equipment of $130,000.

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

In April 1997, the Company, as a result of exiting the plasma business, determined to focus management resources on its core business of blood filtration technologies. In connection therewith, four officers were relieved of their duties. John F. McGuire was named President and CEO and Timothy J. Barberich was named Chairman of the Board. In connection therewith, the Company incurred a one time charge of $1,121,000 in the second quarter of 1997 related to these actions. The Company paid $456,000 of this obligation as of September 30, 1997.

The Company believes based on its current operating plan that in addition to its available cash balances, it will need additional financing in order to fund the Company's operations beyond the second quarter of 1998. Possible sources of capital include sale of the Company's plasma fractionation business in Denmark and public or private equity and/or debt financing all of which the Company is pursuing. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of new products, patent developments and the introduction of competitive products.

                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321 (the "321 patent") the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion relating to the 321 patent. Pall has moved for a preliminary injunction. The Company belives, based on the advice of its patent counsel, that Pall's application will be denied in due course. The court has not yet ruled on the validity of Pall's 321 patent claims, which HemaSure has asserted are invalid and unenforceable. The courts now will need to review and determine the validity of this patent prior to any further action. No date has been set for these proceedings.

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

On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn, Inc. ("P&U"). In its complaint, the Company sought to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. In September 1997, the Company reached an out-of-court settlement with P&U. The terms of settlement included a cash payment to HemaSure and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by HemaSure Inc. and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in the third quarter ended September 30, 1997.

Items  2  -  4.    None



Item   5.          Other information


On October 28, 1997 the Company's shares of Common Stock were included for quotation on The Nasdaq SmallCap Market and removed from quotation on The Nasdaq National Market. This transition results from a determination of the Nasdaq Listing Qualifications Panel that, as of June 30, 1997 and currently, the Company does not meet the $4 million net tangible assets Nasdaq National Market listing maintenance requirement. The Company's Common Stock will continue to be listed on The Nasdaq SmallCap Market via an exception from the net tangible asset requirement subject to satisfying certain conditions. The exception will expire on January 12, 1998. If the Company is deemed to have met the terms of the exception by then, it shall continue to be listed on the Nasdaq SmallCap Market. The Company believes it can meet the conditions, however, there can be no assurance that it will be able to do so.


Item   6.          Exhibits and Reports on Form 8-K


a)  Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report 0n Form 10-Q.

b)  Reports on Form 8-K  -  None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HEMASURE INC.
                                (Registrant)


Date:  November 13, 1997        By:________________________________
                                   Name:   John F. McGuire
                                   Title:  President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 13, 1997        By:__________________________________
                                   Name:   James B. Murphy
                                   Title:  Senior Vice President Finance and
                                           Administration
                                           (Principal Financial Officer)

                                  Exhibit Index

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q.



                                                                                                  Sequential
Exhibit No.                                  Description                                           Page No.
-----------                                  -----------                                           --------

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