Form 10-K
period 1997-12-31
HEMASURE INC
filed 1998-03-31
CIK 919745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to .......................

                         Commission file number 0-19410

                                  HemaSure Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                  04-3216862
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

             140 Locke Drive
        Marlborough, Massachusetts                       01752
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code           (508) 485-6850
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
            None                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,931,621 on January 31, 1998.

Number of shares outstanding of the registrant's class of common stock as of January 31, 1998: 8,991,042.


                       DOCUMENTS INCORPORATED BY REFERENCE

1997 Annual Report to Stockholders - Part II
Proxy Statement for 1998 Annual Meeting of Stockholders - Part III

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "Forward-Looking Statements"). Forward-Looking Statements are included with respect to various aspects of the Company's strategy and operations, including but not limited to its product development efforts, including regulatory requirements and approvals; potential development and strategic alliances; and the Company's liquidity. Each Forward-Looking Statement that the Company believes is material is accompanied by cautionary statements identifying important factors that could cause actual results to differ materially from those described in the Forward-Looking Statement. The cautionary statements are set forth following the Forward-Looking Statement, and/or in other sections of the Annual Report on Form 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K.

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

         The Company is applying its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion and collection procedures. The Company is developing the following products for use by blood centers, hospital blood banks and hospitals:

         o The Red Cell Leukoreduction System (the "r\LS System") is designed for use by blood centers and hospital blood banks to remove harmful leukocytes (white blood cells) from donated red blood cells.

         o The LeukoVir-MB-Filter is designed for use by blood centers and hospital blood banks to remove methylene blue that has been used to inactivate viruses in blood plasma and to remove contaminating leukocytes, microaggregates and excess lipids that may compromise the integrity of plasma.

         o The Platelet Leukoreduction Filtration System (the "p\LS System") is designed for use by hospitals to remove leukocytes from pooled donor platelet concentrates.

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

Products and Products Under Development

Red Blood Cell Systems

         r\LS System

         The Company's r\LS System is being designed for leukocyte filtration by blood centers and hospital blood banks immediately prior to blood storage, a process which the Company believes results in improved quality leukocyte reduced blood. The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years and that, while leukocyte filtration currently takes place primarily at the patient bedside, as the demand for filtered blood increases, leukocyte removal will shift from bedside filtration of individual units on an "as needed" basis to centralized filtration performed at blood centers.

         The r\LS System is based on a proprietary filter medium comprised of multiple fibrous components. Leukocytes are removed by a combination of entrapment and adhesion. With a proprietary automatic internal prime and drain design, the filter device reduces operator intervention and facilitates high volume, centralized processing in a regional blood center environment. The Company is focusing its marketing efforts exclusively on blood centers and hospital blood banks for pre-storage leukocyte reduction.

         The Company expects to file an application for 510(K) premarket notification clearance with respect to its r\LS System with the United States Food and Drug Administration (the "FDA") in 1998. There can be no assurance that the r\LS System will receive the necessary regulatory approval or achieve market acceptance.

         While the Company believes that the performance and ease-of-use of the r\LS System will compare favorably with other blood filtration devices, there can be no assurance that the performance or price of the r\LS System will be sufficient to achieve significant sales, particularly in view of the dominant position in the market held by Pall Corporation. See "-- Competition."

         LeukoNet System

         In December 1994, the Company filed a 510(k) premarket notification clearance with the FDA for the LeukoNet Pre-Storage Leukoreduction System (the "LeukoNet System"), the Company's first generation leukoreduction system, and in June 1995 the Company received such clearance. The Company commenced commercialization of the LeukoNet System in the United States and in foreign countries in the second half of 1995. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of the r\LS System.

         Sales of the Company's LeukoNet System to the American Red Cross Biomedical Services accounted for 86% of the Company's total revenues in 1997 and 83% of the Company's total revenues in 1996.

Plasma System

         LeukoVir-MB Filter

         The Company expects to complete clinical trials of its LeukoVir-MB Filter in Europe in 1998. Developed in collaboration with the German Red Cross of Lower Saxony and the Swiss Red Cross, the Company's LeukoVir-MB Filter is designed to remove the virucidal agent methylene blue, which is used to treat plasma for transfusion. Methylene blue has not been approved for use in the United States. The LeukoVir-MB Filter, currently awaiting marketing approval in Europe, is designed to process individual units of plasma by a single, disposable system, eliminating the potential infection-spreading danger of systems requiring pooling of many units before processing. The Company believes that the reduction of this viral inactivation agent to undetectable levels should eliminate concerns regarding methylene blue's potential toxicity. Additionally, the LeukoVir-MB Filter is designed to remove contaminating leukocytes and eliminate microaggregates, bacteria and excess lipids that may compromise the integrity of plasma.

         There can be no assurance however that the LeukoVir-MB Filter will receive marketing approval or achieve market acceptance.

Platelet System

         p\LS System

         Platelets  are  a  cellular   component  of  peripheral   blood,   used
therapeutically to prevent bleeding. There are two sources of platelets:

         1. Pooled platelets, a by-product of whole blood donation and subsequent component preparation, and

         2. Single donor platelets produced by a platelet apheresis procedure and typically leukoreduced at that time.

         Pooled platelets (from whole blood) account for approximately 4.4 million transfusions worldwide. Anywhere from 30% (Asia-Pacific) to 70% (United States) of these pooled platelets are leukoreduced.

         The p\LS System is designed to remove leukocytes from pooled donor platelet concentrates. The Company is engaged in preliminary discussions pertaining to a cooperative agreement with a manufacturer of leukoreduction medium for platelets. This medium has been extensively used in Europe and the Near East for platelet leukoreduction.

         The Company expects to file an application for 510(K) premarket notification clearance with the FDA and introduce the product for sale in the United States in 1998. There can be no assurance, however, that the p\LS System will receive the necessary regulatory approval or achieve market acceptance.

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

Membrane Products

         Since its inception in December 1993 through the first quarter of 1996, the Company manufactured and sold certain non-blood related process-scale membrane devices used for the separation and purification of certain pharmaceuticals, chemicals and biologics. See "-- Relationship with Sepracor." Substantially all of the Company's revenues through the first quarter of 1996 were attributable to sales of these non- blood related membrane filter products. Revenues from these products were $13,000 and $517,000 in 1996 and 1995, respectively.

         In 1996 and 1995, sales to Sepracor with respect to membrane products accounted for 2% and 57% of the Company's total revenues, respectively. Revenues from the U.S. Department of the Army related to such products represented 7% and 36% of the Company's revenues in 1996 and 1995, respectively. The Company's agreement with the U.S. Department of the Army concluded in 1996.

Technologies

         The   Company's   planned   products  are  based  on  its   proprietary
technologies in the areas of affinity separations, membrane technology and device design and fabrication.

         Affinity Separations

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

         The Company has undertaken preliminary studies on the use of its proprietary media in other applications such as the removal of tumor cells from peripheral stem cell preparations and in whole blood leukoreduction.

Research and Development Expenses

         Research and development expenses were $3,577,000 in 1997, $6,128,000 in 1996 and $4,061,000 in 1995. The decrease in 1997 is primarily attributable to a decrease in expenses associated with the Company's SteriPath Blood Pathogen Inactivation System, which program was discontinued in 1997. The increase in 1996 over the amounts expended in 1995 is primarily attributable to a higher level of spending associated with development of the Company's SteriPath Blood Pathogen Inactivation System and preparation for commercialization of the Company's LeukoNet System.

Plasma Pharmaceuticals

         In May 1996, the Company acquired, through its United States and Danish subsidiaries, the plasma product unit of Novo Nordisk A/S, a Danish company ("Novo Nordisk"). See "--Agreements." The Company's plasma product unit processed blood plasma into plasma pharmaceutical products. In February 1997, the Company determined to discontinue the development and operation of its Danish plasma business due, in large part, to Pharmacia & Upjohn's ("P&U") wrongful termination of the Company's planned acquisition of P&U's plasma division in Sweden, which was a critical part of the Company's initial strategy to enter the plasma business, as well as certain other factors. See "-- Agreements," Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company recorded a one-time charge of $15,200,000 in the fourth quarter of 1996 associated with its determination to exit the plasma business.

Agreements

         Under the terms of the May 1996 agreement relating to the Company's acquisition of the plasma product unit of Novo Nordisk (the "Denmark Acquisition"), the purchase price to be paid for the plasma product unit was to be comprised of three portions: (i) $1,800,000 was to be payable in 1998 in cash or Common Stock of the Company or a subsidiary of the Company, at the Company's option; (ii) approximately $13,000,000 was to be payable from time to time upon the sale of acquired inventory (valued at approximately $13,000,000) but in any event no later than 1998, provided that up to approximately $3,000,000 of such portion could be forgiven in certain circumstances; and (iii) approximately $8,000,000 was to be payable in 1998 in cash or Common Stock of the Company or a subsidiary of the Company, at the Company's option, provided that all of this portion would be forgiven in certain circumstances. In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement relating to the Novo Acquisition (the "Restructuring Agreement"). Pursuant to the Restructuring
Agreement, approximately $23,000,000 million of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,722,000, which was due and payable on December 31, 2001 (the "Note"), with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represents a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. On January 6, 1998, the Company elected to convert all indebtedness under the Note, pursuant to the terms thereof, into shares of Common Stock of the Company at a conversion price equal to $10.50 per share, or 827,375 shares. Pursuant to a registration rights agreement, the Company previously granted Novo Nordisk certain registration rights with respect to any shares of Common Stock acquired by Novo Nordisk upon conversion of the Note. Novo Nordisk has contested the conversion of the Note, including the forgiveness of the $3,000,000 amount. The Company believes that such claims are without merit.

         In June 1996, the Company entered into a ten-year Master Strategic Alliance Agreement with the American Red Cross BioMedical Services, a not-for-profit, charitable corporation ("ARCBS"), which provides for, among other things, the development and enhancement of a number of filtration practices based on the Company's core technology including red blood cell leukoreduction, leukocyte recovery, platelet filtration, whole blood filtration and tumor cell filtration. No assurance can be given, however, that such products will ultimately be developed or that any definitive development arrangements with respect to such products will result from the strategic alliance with ARCBS.

         In March 1996, the Company entered into a three-year agreement with ARCBS for the sale of the LeukoNet System. The agreement provides for target purchases by ARCBS over the term of this agreement. The Agreement does not include minimum purchase obligations by ARCBS. The ARCBS has the right to terminate the agreement under certain circumstances. Pursuant to that agreement, the Company agrees to indemnify the ARCBS against all losses, damages and liabilities incurred for, among other things, infringement of patent rights owned or held by Pall Corporation in connection with the use of Company products delivered under the terms and conditions of the contract. See Item 3, "Legal Proceedings."

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

Competition

         The Company expects to encounter intense competition in the sale of its proposed products. The Company's proposed products, if commercialized, will compete with other products currently on the market as well as with future products developed by other medical device companies' biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, certain governmental organizations and agencies and academic institutions. Many of the Company's competitors in the field of leukocyte reduction have substantially greater resources, manufacturing and marketing capabilities, research and production staffs and production facilities than the Company. Moreover, some of the Company's competitors are significantly larger than the Company, have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. In addition, many of the Company's competitors have access to greater capital and other resources, may have management personnel with more experience than that of the Company and may have other advantages over the Company in conducting certain businesses and providing certain services. The Company's ability to compete successfully will depend, in part, on its ability to develop and maintain products which are technically superior to and/or of lower cost than those currently on the market; develop proprietary products; attract and retain scientific personnel; obtain patent or other proprietary protection for its products and technologies; obtain required regulatory approvals; and manufacture, assemble and successfully market any products it develops. In addition, many of the Company's competitors have long-standing relationships with the national and regional blood centers to which the Company will market its products. There can be no assurance that the Company will be able to compete effectively against such companies.

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

Licenses, Patents and Proprietary Information

         The Company entered into a Technology Transfer and License Agreement with Sepracor under which Sepracor transferred to the Company all rights to the technology developed by Sepracor for the development, manufacture, use and sale of medical devices for the separation and purification of blood and blood components, including technology relating to (1) optimization of flat membranes, hollow fiber membranes and fibrous supports; (2) specific affinity and immunoaffinity ligands; (3) linking chemistries; (4) surface modification including hydrophilic polymers and coatings; (5) device designs and engineering;
(6)  fabrication  and   manufacturing   including   encapsulation  and  assembly
techniques; and (7) organic chemical synthesis. The Technology Transfer and License Agreement expired on January 1, 1998 pursuant to its terms. The Company does not expect such termination to have a material effect upon its business, future operating results or financial condition. See "-- Relationship with Sepracor."

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

         To date, the Company owns or has filed 21 patent applications in the United States relating to blood filtration and pathogen inactivation technologies. Corresponding foreign patent applications have been filed with respect to certain of these United States patent applications. Where appropriate, the Company intends to file, or cause to be filed on its behalf, additional patent applications relating to future discoveries and improvements, including, among other things, the use of certain ligands for affinity separations. To date, nine patents have been issued to the Company (which expire at various dates from 2011 through 2017).

         The Company's success depends in part on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. See Item 3, "Legal Proceedings." Proprietary rights relating to the Company's planned products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. Competitors, including those with substantially greater resources than the Company, may seek to challenge the validity of the patents owned by or licensed to the Company or may use their resources to design comparable products that do not infringe these patents. See Item 3, "Legal Proceedings."

         There are many issued third-party patents in the field of blood filtration, including patents held by competitors of the Company. The Company may need to acquire licenses to, or contest the validity of, some of such patents. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect sales of the challenged product until the claim is resolved. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any litigation involving such patent. See Item 3, "Legal Proceedings."

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

         The Company believes that its blood filtration products will be classified as medical devices. All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing in the U.S., to secure either a 510(k) premarket notification clearance or an approved PMA. A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance typically takes at least six months, and may take several years, and involves the submission of clinical data and supporting information, while the PMA process typically lasts at least several years and requires the submission of significant quantities of clinical data and supporting information. The Company intends to seek 510(k) premarket notification clearance for its blood filtration products. There can be no assurance that the FDA will conclude that any of the Company's products, other than the LeukoNet System, meet the requirements for 510(k) premarket notification clearance.

         In the event the FDA does not classify the Company's planned blood filtration products as medical devices, these products would probably be regulated as drugs or biologics. If regulated as drugs or biologics, the products would require premarket approval, as described below. The Company believes that the FDA will classify the Company's blood filtration products as medical devices.

Manufacturing and Facilities

         The Company's facilities consist of approximately 30,000 square feet of leased office, laboratory and manufacturing space in a modern facility in Marlborough, Massachusetts. The Company believes that these facilities are adequate and suitable for its needs through 1998. See Item 2, "Properties."

         The leased facilities in Massachusetts include 25,000 square-feet of product development and manufacturing space. This space is expected to be adequate to address clinical and early commercial-scale production requirements of the Company through 1998. The facility is designed to conform to cGMP and other applicable government standards. The Company anticipates that its facility will be subject to ongoing inspections by the FDA and foreign regulatory authorities in connection with their review of the Company's products.

         In January 1998, the Company received ISO 9001 Registration, which was awarded by Bureau Veritas Quality International. The ISO 9000 Series of international standards was developed by the International Organization for Standardization to promote homogeneous quality processes through the global trade community. ISO 9001 specifically addresses requirements for the manufacture, design, development, installation and service of products.

         For manufacturing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs or biologics and medical devices. The regulatory requirements may vary widely from country to country.

Employees

         As of March 1, 1998, the Company employed a total of 45 persons of whom 13 were in research and development, 19 were in manufacturing and development support and 13 were in sales and administration. Three of the Company's employees hold Ph.D. degrees.

Relationship with Sepracor

         The Company was organized in December 1993 as a wholly-owned subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares of Common Stock. As of January 31, 1998, Sepracor owned 33% of the Company's Common Stock.

         Sepracor is engaged in the business of using chiral chemistry to develop single-isomer forms of existing, widely sold pharmaceuticals and to supply major pharmaceutical companies with bulk quantities of chiral intermediates.

         Sale of Membrane Products. From inception through December 31, 1995, the Company's sales of membrane models to Sepracor amounted to $668,000. Such sales did not continue in any material respect beyond December 31, 1995. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Continuing Operations."

         Registration Rights. Beginning in April 1998, Sepracor will be entitled to certain rights with respect to the registration under the Securities Act of 1933, as amended, of a total of 3,000,000 shares of Common Stock. These rights provide that Sepracor may require the Company, on two occasions, to register shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations.

         All future arrangements and transactions between the Company and Sepracor will continue to be on terms which the Company determines are fair and reasonable to the Company.

Item 2.           PROPERTIES

         The Company's facilities consist of approximately 30,000 square feet of leased office, laboratory and manufacturing space in a modern facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter). The Company believes that these facilities are adequate and suitable for its needs through 1998. See Item 1. "Business -- Manufacturing and Facilities."

Item 3.           LEGAL PROCEEDINGS

         The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

         On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321, (the "'321 Patent") the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

         In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion relating to the '321 patent. The Company has agreed to terminate the manufacture, use, sale and offer for sale of the filter subject to the court's order. The court has not yet ruled on the validity of Pall's '321 patent claims, which HemaSure has asserted are invalid and unenforceable. No date has been set for the proceeding to determine the validity and enforceability of Pall's '321 patent claims.

         With respect to the second action concerning U.S. Patent Nos. 4,340,479 (the "'479 patent") and 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent, and a declaratory judgment of noninfringement of the '479 patent, as a result of a license. Pall has attempted to withdraw the '479 patent from the second action.

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

         On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against P&U. In its complaint, the Company sought to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. In September 1997, the Company reached an out-of-court settlement with P&U. The terms of settlement included a cash payment to HemaSure and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by HemaSure Inc. and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in the third quarter ended September 30, 1997.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         (a)   Market Information.

         The Common Stock of the Company has been included for quotation on the OTC bulletin board under the symbol HMSR since January 14, 1998. From October 28, 1997 until January 13, 1998, the Common Stock was included for quotation on The Nasdaq SmallCap Market under the symbol HMSRC. Prior to October 28, 1997 and since April 7, 1994, the Common Stock of the Company was included for quotation on the Nasdaq National Market under the symbol HMSR. Prior to April 7, 1994, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the range of high and low bid information per share of the Common Stock as included for quotation on the Nasdaq National Market or The Nasdaq SmallCap Market, as the case may be.


                1997                        High                    Low
                ----                        ----                    ---
                First Quarter               8                       3 3/4
                Second Quarter              4 1/16                  1 9/16
                Third Quarter               4 5/8                   2 1/4
                Fourth Quarter              4 1/4                   11/16

                1996                        High                    Low
                ----                        ----                    ---
                First Quarter               19 1/4                  11 3/4
                Second Quarter              17 1/4                  12 1/2
                Third Quarter               15                      6 1/2
                Fourth Quarter              10 7/8                  4 7/8

         (b)  Holders.

         On March 13, 1998, the Company's Common Stock was held by approximately 99 stockholders of record. On March 13, 1998, the last reported sale price of the Company's Common Stock on the OTC bulletin board was $1.00.

         (c)  Dividend Information.

         The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

Item 6.           SELECTED FINANCIAL DATA

         The information under the heading "Selected Financial Data" contained in the Company's 1997 Annual Report to Stockholders is incorporated by reference herein and filed as Exhibit 13.1 hereto. With the exception of the information specifically incorporated herein by reference, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this report for the purposes of this Item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997 Annual Report to Stockholders is incorporated by reference herein and filed as Exhibit 13.1 hereto. With the exception of the information specifically incorporated herein by reference, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this report for the purposes of this Item.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed as part of this Annual Report on Form 10-K are (i) provided under Item 14 below and (ii) the information under the heading "Financial Statements and Notes" contained in the Company's 1997 Annual Report to Stockholders is incorporated by reference herein and filed as Exhibit
13.1 hereto. With the exception of the information specifically incorporated herein by reference, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this report for the purposes of this Item.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Items 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Executive Officers of the Registrant," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions."

                                    PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) The following documents are incorporated by reference or included as part of this Annual Report on Form 10-K.


              1. The following financial statements (and related notes) of the Company are incorporated by reference from the Company's 1997 Annual Report to Stockholders:

                                                                                                        Page
                    Report of Independent Accountants                                                   15*

                    Consolidated Balance Sheets at December 31, 1997 and 1996                           16*

                    Consolidated Statements of Operations for the Years Ended                           17*
                    December 31, 1997, 1996 and 1995

                    Consolidated Statements of Stockholders' Equity (Deficit)                           18*
                    for the Years Ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows for the Years Ended                           19*
                    December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements                                          20*

                    * Refers to page number of 1997 Annual Report to Stockholders

              2.    All  schedules  are omitted as the  information  required is
                    inapplicable   or  the   information  is  presented  in  the
                    consolidated financial statements or the related notes.

              3.    The  Exhibits  listed  in  the  Exhibit  Index   immediately
                    preceding the Exhibits hereto are filed as a part of this Annual Report on Form 10-K.

         (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

         The following trademarks are mentioned in this Annual Report on Form 10-K: HemaSure, LeukoNet and LeukoVir.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                    HEMASURE INC.


Date:  March 31, 1998               By:    /s/ John F. McGuire
                                           -------------------
                                           John F. McGuire, President
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                                Date
/s/ John F. McGuire                           President, Chief Executive Officer             March 31, 1998
------------------------                      and Director (Principal Executive
John F. McGuire                               Officer)


/s/ James B. Murphy                           Senior Vice President, Finance and             March 31, 1998
------------------------                      Administration (Principal Financial
James B. Murphy                               Officer)


/s/ Timothy J. Barberich                      Director                                       March 31, 1998
------------------------------------
Timothy J. Barberich

/s/ David S. Barlow                           Director                                       March 31, 1998
------------------------------------
David S. Barlow

/s/ Rolf S. Stutz                             Director                                       March 31, 1998
------------------------------------
Rolf S. Stutz

                                  Exhibit Index

         The following exhibits are filed as part of this Annual Report on Form 10-K.


                                                                                          Sequential
Exhibit No.                        Description                                             Page No.
----------                         -----------                                             --------
2.1(7)              Heads of Agreement, dated as of January 31, 1996,
                    between the Company and Novo Nordisk A/S.

3.1(2)              Certificate of Incorporation of the Company. 3.2(2)
                    By-Laws of the Company.

4.1(2) Specimen Certificate for shares of Common Stock, $.01 par value, of the Company. 4.2(10) Registration Rights
                    Agreement, dated January 23, 1997, by and among the Company and Novo Nordisk A/S.

10.1(10)            1994 Stock Option Plan, as amended.

10.2(10)            1994 Director Option Plan.

10.3(2) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

10.4(7) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

10.5(3) Purchase Agreement, dated as of September 14, 1994, between the Company and Lydall Central, Inc./Westex
                    Division.

10.6(3) Letter of Intent, dated as of February 2, 1995, between the Company and DRK-Niederschsen.

10.7(4) Amendment of Solicitation/Modification of Contract issued by the United States Army Medical Research
                    Acquisition Activity effective March 15, 1995.

10.8(5)+ Purchase Agreement, dated July 28, 1995, by and between the Company and Blood Centers of America.

10.9(5)             Employment Agreement between the Company and Dr. Hans
                    Heiniger, dated January 10, 1994.

10.10(7)+           Purchase Agreement between the Company and American
                    Red Cross Biomedical Services, dated March 11, 1996.

10.11(7)            Employment Agreement between the Company and Steven
                    H. Rouhandeh, dated February 16, 1996.

10.12(7)+           Cooperation Agreement dated February 26, 1996 between
                    the Company and the German Red Cross.

                                                                                          Sequential
Exhibit No.                        Description                                             Page No.
----------                         -----------                                             --------
10.13(6)+           Purchase Agreement between the Company and Blood
                    Centers of America, dated September 11, 1995.

10.14(8)            Asset Purchase Agreement dated as of May 2, 1996 between
                    the Company, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.

10.15(10)           Employment Agreement between the Company and Jeffrey
                    B. Davis, dated May 23, 1996. 10.16(9) Restructuring Agreement, dated January 23, 1997, between the Company, HemaPharm
                    Inc., HemaSure A/S and Novo Nordisk A/S.

10.17(10)           Convertible Subordinated Note Due December 31, 2001
                    in the amount of U.S. $11,721,989, issued by the
                    Company to Novo Nordisk A/S, dated January 23, 1997.

10.18(10)           Master Strategic Alliance Agreement, dated June 5, 1996, by and between the Company and American Red Cross BioMedical Services.

10.19(10)           Amendment to the Company's 1994 Director Option Plan,
                    dated June 25, 1996. 10.20(10) Amendment to the Company's 1994
                    Director Option Plan, effective as of May 16, 1996. 10.21(10)
                    Amendment to the Company's 1994 Stock Option Plan, dated June
                    25, 1996. 10.22(10) Amendment to the Company's 1994 Stock Option
                    Plan, effective as of May 16, 1996. 10.23(10) Sublease
                    Agreement, between the Company and Novo Nordisk A/S, dated May
                    2, 1996, for the Premises (Denmark), as amended.

10.24(10)           Sublease Agreement between the Company and Novo Nordisk A/S, dated
                    May 2, 1996, for the Warehouse (Denmark), as amended.

10.25(1)            Employment Agreement between the Company and John F. McGuire, dated
                    April 1, 1997. 10.26(1) Settlement Agreement, dated September 1997, by and among the Company, HemaSure AB, HemaPharm Inc., Pharmacia &
                    Upjohn Inc. and Pharmacia & Upjohn AB.

13.1                Selected pages of the Company's 1997 Annual Report to Stockholders incorporated by reference into Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

21.1                Subsidiaries of the Company.

23.1                Consent of Coopers & Lybrand L.L.P.

27.1                Financial Data Schedule.

----------------------------

(1)                Management contract or other contract or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(2)                Incorporated herein by reference to the Company's Registration Statement on Form S-1, as
                   amended (File No. 33-75930).

(3)                Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1994.

(4)                Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(5)                Incorporated herein by reference to the Company's Registration Statement on Form S-1, as
                   amended (File No. 33-95540).

(6)                Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(7)                Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1995.

(8)                Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 1996.

(9)                Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.

(10)               Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1996.

+                  Confidential treatment requested as to certain portions.