Form 10-Q
period 1998-03-31
HEMASURE INC
filed 1998-05-15
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                                        or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number   0-19410
                         -------

                                  Hemasure Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               04-3216862
      (State or other jurisdiction of              (I.R.S. Employer
       organization or incorporation)              Identification No.)

                140 Locke Drive, Marlborough, Massachusetts 01752
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (508) 490-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO
     ---            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share                  8,991,042
     --------------------------------------         --------------------------
                       Class                        Outstanding at May 8, 1998

                                  HemaSure Inc.

                                      INDEX
                                      -----


                                                                                         Page
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of  March 31, 1998 and December 31, 1997          3

         Consolidated Statements of Operations for the Three Month Periods Ended
         March 31, 1998 and 1997                                                          4

         Consolidated Statements of Cash Flows for the Periods Ended March 31, 1998
         and 1997                                                                         5

         Notes to Consolidated Financial Statements                                       6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.                                                                     8



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                              10

Item 2.  Changes in Securities and Use of Proceeds.                                      10

Item 3.  Defaults Upon Senior Securities.                                                10

Item 4.  Submission of Matters to a Vote of Security Holders.                            10

Item 5.  Other Information.                                                              10

Item 6.  Exhibits and Reports on Form 8-K.                                               11


SIGNATURES                                                                               12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                  HemaSure Inc.
                           Consolidated Balance Sheets



( In thousands )                                                              March 31,                December 31,
                                                                                1998                      1997
                                                                             (Unaudited)                (Audited)
                                                                          -----------------        -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $             198        $             1,274
   Marketable securities                                                              4,493                      6,882
   Accounts receivable                                                                   --                        436
   Inventories                                                                          145                        158
   Prepaid expenses                                                                     229                        347
                                                                          -----------------        -------------------
   Total current assets                                                               5,065                      9,097
Property and equipment, net                                                           1,511                      1,478
Other assets                                                                             32                         32
                                                                          -----------------        -------------------
   Total assets                                                           $           6,608        $            10,607
                                                                          =================        ===================
LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                       $           1,070        $               876
   Accrued expenses                                                                   1,061                      1,846
   Note payable - current portion                                                        37                         37
   Capital lease obligations - current portion                                          237                        267
                                                                          -----------------        -------------------
Total current liabilities                                                             2,405                      3,026
Capital lease obligations                                                               259                        289
Note payable                                                                             63                         72
Convertible subordinated note payable                                                    --                      8,687
                                                                          -----------------        -------------------
Total liabilities                                                                     2,727                     12,074
                                                                          -----------------        -------------------
Stockholders' equity (deficit):
   Common stock                                                                          90                         82
   Additional paid-in capital                                                        69,558                     60,878
   Unearned compensation                                                                 --                       (89)
   Unrealized holding loss of available for sale marketable securities                  (1)                        (1)
   Accumulated deficit                                                             (65,766)                   (62,337)
                                                                          -----------------        -------------------
Total stockholders' equity (deficit)                                                  3,881                    (1,467)
                                                                          -----------------        -------------------
Total liabilities and stockholders' equity (deficit)                      $           6,608        $            10,607
                                                                          =================        ===================


    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                        For The Three Month Periods Ended
                             March 31, 1998 and 1997
                                   (Unaudited)




                                                                     Three-month period
                                                                       ended March 31,
(In thousands, except per share amounts)                           1998             1997
                                                                   ----             ----

Revenues                                                   $         25      $         551

Costs and expenses:

   Cost of products sold                                            657              1,032
   Research & development                                           762                885
   Legal expense related to patents                               1,062                 94
   Selling, general and administrative                            1,011              1,319
                                                           ------------      -------------
      Total costs and expenses                                    3,492              3,330
                                                           ------------      -------------
Loss from operations                                             (3,467)            (2,779)


   Interest income                                                   74                181
   Interest expense                                                 (36)              (291)
   Other (expense)                                                  ---                 (1)
                                                           ------------      -------------
Net (loss)                                                 $     (3,429)     $      (2,890)
                                                           ============      =============

Net (loss) per share - basic and diluted                   $      (0.38)     $       (0.36)
                                                           ============      =============
Weighted average number of shares of common stock
outstanding - basic and diluted                                   8,991              8,115

    The accompanying notes are an integral part of the financial statements.

                                 Hema Sure Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three-month period
                                                                             ended March 31,
(In thousands)                                                          1998               1997
                                                                        ----               ----
Cash flows from operating activities:                                $(3,429)            $(2,890)
   Net Loss
Adjustments to reconcile net loss to net cash used in
operating activities:
       Depreciation and amortization                                     187                273
       Accretion of marketable securities discount                        15                  9
       Loss on disposal of equipment                                       5                ---
Changes in operating assets and liabilities:
   Net assets of discontinued business                                   ---                350
   Accounts receivable                                                   436                (25)
   Inventories                                                            13               (272)
   Prepaid expenses                                                      118                151
   Accounts payable and accrued expenses                                (591)              (632)
                                                                ------------      -------------

Net cash used in operating activities                                 (3,246)            (3,036)
                                                                ------------      -------------
Cash flows from investing activities:
   Purchase of available-for-sale marketable securities              (15,265)           (29,772)
   Maturities of available-for-sale marketable securities             17,639             32,066
   Unrealized holding loss of available-for-sale
   marketable securities                                                 ---                  1
   Additions to property and equipment                                  (136)               (81)
   Decrease in other assets                                              ---                (12)
                                                                ------------      -------------

Net cash provided from investing activities                            2,238              2,202

Cash flows from financing activities:
   Proceeds from issuance of common stock                                  1                 36
   Borrowing from notes payable arrangements                             ---                140
   Repayments of notes payable                                            (9)               ---
   Repayments of capital lease obligations                               (60)               (58)
                                                                ------------      -------------
   Net cash (used in) provided from financing activities                 (68)               118
                                                                ------------      -------------

Net (decrease) in cash and cash equivalents                           (1,076)              (716)
Cash and cash equivalents at beginning of period                       1,274              5,527
                                                                ------------      -------------
Cash and cash equivalents at end of period                           $   198            $ 4,811
                                                                ============      =============

The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1998 and 1997.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K (File No. 000-23776), filed with the Securities and Exchange Commission on March 31, 1998.

2.       Inventories


Inventories consist of the following:

                                                 March 31, 1998          December 31, 1997
                                                 --------------          -----------------

Raw Materials                                  $        -               $        -
Work in progress                                        -                        -
Finished goods                                         145                      158
                                               -------------------      --------------------
                                               $       145              $       158
                                               ===================      ====================

3.      Property and Equipment


Property and equipment consists of the following:
                                                 March 31, 1998           December 31,1997
                                                 --------------           ----------------
Property and equipment                            $      3,011             $       3,176
Less accumulated depreciation and
amortization                                            (1,557)                   (1,771)
                                               -------------------      --------------------
                                                         1,454                     1,405
     Construction in progress                               57                        73
                                                   $     1,511            $        1,478
                                               ===================      ====================

4.      Convertible subordinated note payable

        In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk A/S plasma products unit. The amount included in the balance sheet at December 31, 1997 includes the effect of the Restructuring Agreement net of a $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. On January 6, 1998, $8,687,000 of debt, which the Company believes was the entire amount outstanding as of the date of conversion, was converted into common stock, par value $0.01 per share, of the Company (the "Common Stock") at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount.

5.      Net loss per share

        The net loss per share is based on the weighted average number of common stock outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive.

6.      Litigation

        The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

        On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321, ( the "'321 patent") the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

        In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion relating to the '321 patent. The Company has agreed to terminate the manufacture, use, sale and offer for sale of the filter subject to the court's order. In April 1998, the Eastern District of New York granted to HemaSure its request to appeal the October 1997 decision.

        With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

        The Company believes, based on advice of its patent counsel, that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the LeukoNet product did not infringe any valid enforceable claim of the two Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.


Results of Operations

        Overview

HemaSure Inc. (the "Company") was established in December 1993 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor"). Prior to that date, its business was conducted as part of Sepracor's bioprocessing division. Effective as of January 1, 1994, in exchange for 3,000,000 shares of Common Stock, Sepracor transferred to HemaSure its technology relating to the manufacture, use and sale of medical devices for the separation and purification of blood, blood products and blood components and its membrane filter design technologies.

The Company is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide. From inception through fiscal 1995, HemaSure has sold non-blood related filter products primarily to Sepracor. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product. All of the Company's planned blood-related products are in the research and development state, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood- related products and its ability to raise capital through strategic partnerships, public or private equity and/or debt financing.

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with regulations.

        Three months ended March 31, 1998 and 1997

Revenues were $25,000 for the quarter ended March 31, 1998 compared to $551,000 in the same period in 1997. Revenues for all periods represent the sale of the Company's LeukoNet System. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next generation red cell filtration product.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with low volume production.

Research and development expenses were $762,000 in the first quarter of 1998 compared to $885,000 in the first quarter of 1997. The decrease in the three month period is primarily attributable to a lower level of engineering support costs related to the Company's decision to discontinue manufacturing the LeukoNet System.

Legal expenses related to patents were $1,062,000 in the first quarter of 1998 compared to $94,000 in the first quarter of 1997. The increase in the three month period is due to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corp.

Selling, general and administrative expenses were $1,011,000 in the three months ended March 31, 1998 compared to $1,319,000 in the three months ended March 31, 1997. The decrease in the three month period is primarily attributable to lower administrative costs associated with the Company's decision to focus on its core blood filtration business.

Interest income for the quarter ended March 31, 1998 of $74,000 decreased compared to the quarter ended March 31, 1997 of $181,000 due to lower average cash and marketable securities balances available for investment. Interest expense for the quarter ended March 31, 1998 of

$36,000 decreased compared to the quarter ended March 31, 1997 of $291,000 related to a convertible subordinated note payable which was not in existence during the first quarter 1998 and a lower average capital lease obligation balance.

Liquidity and Capital Resources

The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was $1,076,000. This decrease is attributable primarily to net cash used in operating activities of $3,246,000 and net cash used in financing activities of $68,000 offset in part by net cash provided from investing activities of $2,238,000.

Net cash used in operating activities is primarily attributable to the net loss of $3,429,000 and a decrease in accounts payable and accrued expenses balances of $591,000 offset in part by depreciation and amortization of $187,000, a decrease in accounts receivable of $436,000 and lower prepaid expense balances of $118,000. Net cash provided from investing activities relates to available-for-sale marketable securities investing activities of $2,374,000 offset in part by additions to property and equipment of $136,000.

In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. The amount included in the balance sheet at December 31, 1997 includes the effect of the Restructuring Agreement net of a $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. On January 6, 1998, $8,687,000 of debt, which the Company believes was the entire amount outstanding as of the date of conversion, was converted into Common Stock at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount.

The Company believes based on its current operating plan, that, in addition to its available cash and marketable securities balances, it will need additional capital in order to fund the Company's operations beyond the first half of 1998. Possible sources of capital include strategic partnerships, public or private equity and/or debt financing, all of which the Company is pursuing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings.

        The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

        On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321, (the "'321 patent") the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

        In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion relating to the '321 patent. The Company has agreed to terminate the manufacture, use, sale and offer for sale of the filter subject to the court's order. In April 1998, the Eastern District of New York granted to HemaSure its request to appeal the October 1997 decision.

        With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

        The Company believes, based on advice of its patent counsel, that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the LeukoNet product did not infringe any valid enforceable claim of the two Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

Items  2 - 4.     None

Item   5.         Other information

         On January 14, 1998 HemaSure's shares of Common Stock were included for quotation on the OTC bulletin board and not The Nasdaq SmallCap Market. This transition resulted from a determination of the Nasdaq Listing and Hearing Review Committee that, as of January 13, 1998, HemaSure did not meet Nasdaq's $5 million market value of public float maintenance requirement. The Company has appealed the decision of the Hearing Review Committee. No final determination has been made and no assurance can be given that the Company will be successful in its appeal, or that, if successful, it will continue to meet Nasdaq's listing maintenance requirements.

Item   6.         Exhibits and Reports on Form 8-K.

                  a)  Exhibits

                  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.


                  b)  Reports on Form 8-K

                  Current Report on Form 8-K, dated January 12, 1998, which reported under Item 5 thereof the Company's conversion of its convertible subordinated debt into Common Stock of the Company pursuant to a certain Restructuring Agreement dated as of January 23, 1997 by and between the Company and the Company's U.S. and Danish subsidiaries and Novo Nordisk A/S, and included the Company's consolidated balance sheets as of November 30, 1997, historical (unaudited) and pro forma as adjusted.

                                   SIGNATURES


         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HEMASURE INC.
                               (Registrant)

                               /s/ John F. McGuire
Date:    May 15, 1998          ------------------------------------------------
                               Name:    John F. McGuire
                               Title:   President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:    May 15, 1998          /s/ James B. Murphy
                               ------------------------------------------------
                               Name:    James B. Murphy
                               Title:   Senior Vice President Finance
                                        and Administration
                                        (Principal Financial Officer)

                                                                                          Sequential
Exhibit No.       Description                                                             Page No.
-----------       -------------------------------------------------------------      ---------------
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

27.1              Financial Data Schedule.
---------------------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75930).

** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.