Form 10-Q
period 1998-06-30
HEMASURE INC
filed 1998-08-14
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

            [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-23776

                                  Hemasure Inc.
              -----------------------------------------------------

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

                                 (508) 490-9500
              (Registrant's telephone number, including area code)

                                       N/A


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

YES   X           NO
     ---            ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.01 per share        9,042,850
   --------------------------------------        ------------------------------
                     Class                       Outstanding at August 14, 1998


                                       1
747001.1

                                  HemaSure Inc.

                                      INDEX



                                                                                                               Page
Part I -Financial Information


Item 1.  Financial Statements.

         Consolidated Balance Sheets as of  June 30, 1998 and December 31, 1997                                   3

         Consolidated  Statements  of  Operations  for the  Three  and Six Month
         Periods Ended June 30, 1998 and 1997                                                                     4

         Consolidated Statements of Cash Flows for the Periods Ended June 30, 1998
         and 1997                                                                                                 5

         Notes to Consolidated Financial Statements                                                               6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.                                                                                             8



Part II - Other Information

Item 1.  Legal Proceedings.                                                                                      10

Item 2.  Changes in Securities and Use of Proceeds.                                                              10

Item 3.  Defaults Upon Senior Securities.                                                                        10

Item 4.  Submission of Matters to a Vote of Security Holders.                                                    10

Item 5.  Other Information.                                                                                      11

Item 6.  Exhibits and Reports on Form 8-K.                                                                       12


Signatures                                                                                                       13

                                        2



747001.1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

( In thousands )                                                              June 30,                 December 31,
                                                                                1998                      1997
                                                                          -----------------        -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $           1,782        $             1,274
   Marketable securities                                                                 --                      6,882
   Accounts receivable                                                                   --                        436
   Inventories                                                                          283                        158
   Prepaid expenses                                                                     362                        347
                                                                          -----------------        -------------------
   Total current assets                                                               2,427                      9,097
Property and equipment, net                                                           1,445                      1,478
Other assets                                                                             32                         32
                                                                          -----------------        -------------------
   Total assets                                                           $           3,904        $            10,607
                                                                          =================        ===================
LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                       $             814        $               876
   Accrued expenses                                                                   1,489                      1,846
   Note payable - current portion                                                        38                         37
   Capital lease obligations - current portion                                          262                        267
                                                                          -----------------        -------------------
Total current liabilities                                                             2,603                      3,026
Capital lease obligations                                                               188                        289
Note payable                                                                             53                         72
Convertible subordinated note payable                                                    --                      8,687
                                                                          -----------------        -------------------

Total liabilities                                                                     2,844                     12,074
                                                                          -----------------        -------------------
Stockholders' equity (deficit):
   Common stock                                                                          90                         82
   Additional paid-in capital                                                        69,599                     60,878
   Unearned compensation                                                                 --                       (89)
   Unrealized holding loss of available for sale marketable securities                   --                        (1)
   Accumulated deficit                                                             (68,629)                   (62,337)
                                                                          -----------------        -------------------

Total stockholders' equity (deficit)                                                  1,060                    (1,467)
                                                                          -----------------        -------------------
                                                                          $           3,904        $            10,607
Total liabilities and stockholders' equity (deficit)
                                                                          =================        ===================

                   The accompanying notes are an integral part
                          of the financial statements.

747001.1

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                    For The Three and Six Month Periods Ended
                             June 30, 1998 and 1997
                                   (Unaudited)




(In thousands, except per share amounts)               Three-month periods               Six-month periods
                                                         ended June 30,                   ended June 30,
                                                   ---------------------------      ---------------------------
                                                      1998            1997             1998            1997
                                                      ----            ----             ----            ----

Revenues                                        $          --   $          517   $          25   $        1,068

Costs and expenses:
   Cost of products sold                                   --              847             657            1,879
   Research & Development                               1,249              876           2,011            1,761

   Legal expense related to patents                       394              106           1,456              200
   Selling, general and administrative                  1,252            1,000           2,263            2,319
   Restructuring charge                                    --            1,215              --            1,215
                                                   ----------      -----------      ----------      -----------
      Total costs and expenses                          2,895            4,044           6,387            7,374
                                                   ----------      -----------      ----------      -----------
Loss from operations                                  (2,895)          (3,527)         (6,362)          (6,306)
   Interest income                                         46              160             120              341
   Interest expense                                      (14)            (377)            (50)            (668)
   Other income (expense)                                  --               --              --              (1)
                                                   ----------      -----------      ----------      -----------

Net (loss)                                      $     (2,863)   $      (3,744)   $     (6,292)   $      (6,634)
                                                   ==========      ===========      ==========      ===========

Net (loss) per share - basic and diluted        $      (0.32)   $       (0.46)   $      (0.70)   $       (0.82)
                                                   ==========      ===========      ==========      ===========

Weighted average number of shares of                    9,008            8,124           9,000            8,119
   common stock outstanding - basic and
   diluted


                 The accompanying notes are an integral part of
                            the financial statements.

747001.1

                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(In thousands)                                                                   Six-month periods
                                                                                   ended June 30,
                                                                          --------------------------------
                                                                                 1998             1997

                                                                          --- -----------  --- -----------
Cash flows from operating activities:
   Net Loss                                                                 $     (6,292)    $     (6,634)
Adjustments to reconcile net loss to net cash in operating activities:
   Depreciation and amortization                                                      284              394
   Accretion of marketable securities discount                                         20             (15)
   Loss on disposal of equipment                                                        5              ---
Changes in operating assets and liabilities:
   Net assets of discontinued business                                                ---              350
   Accounts receivable                                                                436             (23)
   Inventories                                                                      (125)             (87)
   Prepaid expenses                                                                  (15)              179
   Accounts payable and accrued expenses                                            (418)             (87)
                                                                              -----------      -----------
Net cash used in operating activities                                             (6,105)          (5,749)

                                                                              -----------      -----------
Cash flows from investing activities:
   Purchase of available-for-sale marketable securities                          (20,255)         (54,837)
   Maturities of available-for-sale marketable securities                          27,117           56,641
   Unrealized holding loss of available-for-sale marketable securities                  1                1
   Additions to property and equipment                                              (167)             (99)
   Decrease in other assets                                                             -             (12)
                                                                              -----------      -----------

Net cash provided from investing activities                                         6,696            1,694

                                                                              -----------      -----------
Cash flows from financing activities:
   Proceeds from insurance of common stock                                             42               36
   Borrowing from notes payable arrangements                                          ---              140
   Repayments of notes payable                                                       (19)              (9)
   Repayments of capital lease obligations                                          (106)            (117)
                                                                              -----------      -----------

Net cash (used in) provided from financing activities                                (83)               50
                                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents                                  508          (4,005)

Cash and cash equivalents at beginning of period                                    1,274            5,527

                                                                              -----------      -----------
Cash and cash equivalents at end of period                                  $       1,782    $       1,522
                                                                              ===========      ===========

                   The accompanying notes are an integral part
                           of the financial statements

747001.1

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1998 and 1997.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Form 10-K (File No. 0-23776), filed with the Securities and Exchange Commission on March 31, 1998.

2.       Inventories


Inventories consist of the following:
                                       June 30, 1998          December 31, 1997
                                       -------------          -----------------

Raw Materials                          $        133             $        -
Work in progress                                -                        -
Finished goods                                  150                     158
                                       -------------          -----------------
                                       $         283            $       158
                                       =============          =================

3.      Property and Equipment


Property and equipment consists of the following:
                                       June 30, 1998           December 31,1997

Property and equipment                 $      2,870             $       3,176
Less accumulated depreciation and
  amortization                               (1,654)                    (1,771)
                                       -------------           ----------------
                                              1,216                     1,405
     Construction in progress                   229                        73
                                       -------------           ----------------
                                       $     1,445              $       1,478
                                       =============           ================

4.      Convertible subordinated note payable

        In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. The amount included in the balance sheet at December 31, 1997 includes the effect of the Restructuring Agreement net of a $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. On January 6, 1998, $8,687,000 of debt, which the Company believes was the entire amount outstanding as of the date of conversion, was converted into Common Stock at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount

747001.1

5.      Net loss per share- basic and diluted

        The net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive.

6.      Litigation

        The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

        On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321 ( the "'321 patent"), the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

        In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion relating to the '321 patent. The Company has agreed to terminate the manufacture, use, sale and offer for sale of the filter subject to the court's order. In April 1998, the Eastern District of New York granted HemaSure's request to appeal the October 1997 decision. The appeal of the October 1997 decision is currently pending before the U.S. Court of Appeals for the Federal Circuit.

        With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents and has filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

        The Company believes, based on advice of its patent counsel, that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the LeukoNet product did not infringe any valid enforceable claim of the three Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

7.      Subsequent event

        In August 1998, the Company received a written commitment from a commercial bank for a $5 million revolving line of credit. Up to $3 million under the line will be available upon the signing of the definitive loan agreement, with the remainder available upon a completion of certain events as defined, including clearance of its 510(k) Pre-Market Notification Application currently with the U.S. Food and Drug Administration. The revolving line of credit, which is expected to expire in June 2000, will be used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line are anticipated to bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The bank will have a first lien on all assets of the Company including its intellectual property.

        Sepracor, the Company's largest stockholder, has agreed in principle to guarantee repayment by the Company of amounts borrowed under the line of credit. In exchange for the guarantee, subject to the approval of the Company's Board of Directors, the Company will grant to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share, of which 1,000,000 warrants will be exercisable upon issuance and 700,000 warrants will be exercisable in the event the Company draws down in excess of $3 million under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure will value the warrants as of the date of the final agreement and record a charge over the term of the line of credit. The closing of the line of credit is subject to the satisfaction of customary conditions, including the negotiation and execution of customary loan documents and related agreements with Sepracor. Accordingly, there can be no assurance that the line of credit will close on the terms set forth in the commitment, if at all.

747001.1

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

The Company is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide. From inception through fiscal 1995, HemaSure has sold non-blood related filter products primarily to Sepracor. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next- generation red cell filtration product. All of the Company's planned blood-related products are in the research and development state, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products and its ability to raise capital through strategic partnerships, public or private equity and/or debt financing.

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with FDA regulations.

        Three and six months ended June 30, 1998 and 1997

The Company did not record any revenues for the quarter ended June 30, 1998 compared to revenues of $517,000 in the same period in 1997. Revenues were $25,000 for the first six months of 1998 compared to $1,068,000 for the first six months of 1997. Revenues for all periods presented represent sales of the Company's discontinued LeukoNet System.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with low-volume production.

Research and development expenses were $1,249,000 in the second quarter of 1998 compared to $876,000 in the second quarter of 1997, and were $2,011,000 in the six months ended June 30, 1998 compared to $1,761,000 in the six months ended June 30, 1997. The increase in both the three and six month periods is primarily attributable to costs associated with the development of the Company's next generation red cell filtration system, the r/LS system.

Legal expenses related to patents were $394,000 in the second quarter of 1998 compared to $106,000 in the second quarter of 1997, and were $1,456,000 in the six months ended June 30, 1998 compared to $200,000 in the six months ended June 30, 1997. The increase in both the three and six month periods is due to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corp.

Selling, general and administrative expenses were $1,252,000 in the three months ended June 30, 1998 compared to $1,000,000 in the three months ended June 30, 1997, and were $2,263,000 in the first six months of 1998 compared to $2,319,000 in the first six months of 1997. The increase

747001.1
in the three month period is due primarily to increases in sales and marketing costs associated with the preparation to market and sell the Company's r/LS system. The decrease in the six month period is primarily attributable to lower administrative costs associated with the Company's decision to focus on its core blood filtration business offset in part by sales and marketing costs associated with the preparation to market and sell the Company's r/LS system. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.

In the three month period ended June 30, 1997, the Company recorded a one time charge of $1,215,000 for severance and related charges in connection with executive management departures pursuant to HemaSure's decision to focus on its core blood filtration business.

Interest income for both the three and six months ended June 30, 1998 decreased compared to the three and six months ended June 30, 1997 due to lower average cash and marketable securities balances available for investment. Interest expense for the three and six month periods ended June 30, 1998 decreased compared to the same periods in 1997 related to a convertible subordinated note payable which is not existence in 1998 and a lower average capital lease obligation balance.

Liquidity and Capital Resources
The net increase in cash and cash equivalents for the six months ended June 30, 1998 was $508,000. This increase is attributable primarily to net cash provided from investing activities of $6,696,000 offset in part by net cash used in operating activities of $6,105,000 and net cash used in financing activities of $83,000.

Net cash provided from investing activities relates to available-for-sale marketable securities investing activities of $6,862,000 offset in part by additions to property and equipment of $167,000. Net cash used in operating activities is primarily attributable to the net loss of $6,292,000 and a reduction in accounts payable and accrued expenses of $418,000 offset in part by deprecation and amortization of $284,000 and the reduction of accounts receivable of $436,000.

In August 1998, the Company received a written commitment from a commercial bank for a $5 million revolving line of credit. Up to $3 million under the line will be available upon the signing of the definitive loan agreement, with the remainder available upon a completion of certain events as defined including clearance of its 510(k) Pre-Market Notification Application currently with the U.S. Food and Drug Administration. The revolving line of credit, which is expected to expire in June 2000, will be used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line are anticipated to bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The bank will have a first lien on all assets of the Company including its intellectual property.

Sepracor, the Company's largest stockholder, has agreed in principle to guarantee repayment by the Company of amounts borrowed under the line of credit. In exchange for the guarantee, subject to the approval of the Company's Board of Directors, the Company will grant to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share, of which 1,000,000 warrants will be exercisable upon issuance and 700,000 warrants will be exercisable in the event the Company draws down in excess of $3 million under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure will value the warrants as of the date of the final agreement and record a charge over the term of the line of credit. The closing of the line of credit is subject to the satisfaction of customary conditions, including the negotiation and execution of customary loan documents and related agreements with Sepracor. Accordingly, there can be no assurance that the line of credit will close on the terms set forth in the commitment, if at all.

747001.1
contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. On January 6, 1998, $8,687,000 of debt, which the Company believes was the entire amount outstanding as of the date of conversion, was converted into Common Stock at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount.

The Company believes based on its current operating plan, that, in addition to its available cash and marketable securities balances, and the use of the funds available to it under the line of credit commitment, it will be able to fund the Company's operations through 1998. The Company expects to continue to evaluate the need for additional capital over the remainder of 1998 in order to continue to fund working capital and general corporate financing requirements. Possible sources of such additional capital could include strategic partnerships, public or private equity and/or debt financing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all, beyond 1998. Should the Company be unable to complete the financing expected from its written commitment for such financing, it would not be able to continue its current operations beyond August 1998, if at all. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

747001.1

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings.

         The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

         On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321 (the "'321 patent"), the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

         In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion relating to the '321 patent. The Company has agreed to terminate the manufacture, use, sale and offer for sale of the filter subject to the court's order. In April 1998, the Eastern District of New York granted to HemaSure its request to appeal the October 1997 decision. The appeal of the October 1997 decision is currently pending before the U.S. Court of Appeals for the Federal Circuit.

         With respect to the second action concerning U.S. Patent No. 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents and has filed for summary judgment of noninfringement. Pall filed a cross-motion for summary judgment of infringement at the same time. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent.

         The Company believes, based on advice of its patent counsel, that a properly informed court should conclude the manufacture, use and/or sale by the Company or its customers of the LeukoNet product did not infringe any valid enforceable claim of the three Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's future business and operations.

Items  2 - 3.     None

Item  4.          Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 26, 1998, the following proposals were adopted by the vote specified below.


                        Proposal              For           Withheld
                        --------              ---           --------
1.     Election of Directors

                Timothy J. Barberich       7,655,997         74,380
                John F. McGuire            7,655,997         74,380
                Rolf S. Stutz              7,655,997         74,380
                David S. Barlow            7,655,997         74,380
                Justin E. Doheny           7,655,997         74,380


                                       11
747001.1

                                                 For         Against    Abstain     Broker Nonvotes - (1)
                                                 ---         -------    -------     ---------------------

2.     Amendments to the Company's 1995       4,817,967      152,358     18,425           2,741,627
       Employee Stock Purchase Plan


At the Company's Annual Meeting of Stockholders held on May 26, 1998, the following proposals were not adopted by the vote specified below.

                                                 For         Against    Abstain     Broker Nonvotes -(1)
                                                 ---         -------    -------     --------------------
3     Amendments to the Company's 1994           4,267,279      602,092     20,125        2,840,881
      Stock Purchase Plan

(1) Votes counted for purposes of determining whether a quorum is present for the meeting but indicates that the broker or other holder was not authorized by the beneficial owner to cast a vote on certain proposals but was authorized to cast (and did cast) a vote on at least one other proposal.

Item  5.  None
Item  6.  Exhibits and Reports on Form 8-K

          a)  Exhibits
                The exhibits noted on the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

                27.1  Financial Data Schedule

          b)  Reports on Form 8-K - None


                                       12



747001.1

                                   SIGNATURES


         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Hemasure Inc.



Date:    August 14, 1998          /s/ John F. McGuire
                                  -------------------------------------
                                  Name:    John F. McGuire
                                  Title:   President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:    August 14, 1998          /s/ James B. Murphy
                                  --------------------------------------
                                  Name:    James B. Murphy
                                  Title:   Senior Vice President Finance
                                           and Administration
                                           (Principal Financial Officer)

747001.1

Exhibit No.  Description
-----------  ---------------------------------------------------------------

2.1** Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

3.1*         Certificate of Incorporation of the Company.

3.2*         By-Laws of the Company.

4.1* Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.

4.2*** Registration Rights Agreement, dated January 23, 1997, by and among the Company and Novo Nordisk A/S.

10.1         The Company's 1995 Employee Stock Purchase Plan, as amended.

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


                                       14



747001.1