Form 10-Q/A
period 1998-06-30
HEMASURE INC
filed 1998-08-24
CIK 919745

FORM 10-Q/A (Amendment No. 1)

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

                               Delaware 04-3216862
                       -------------------- --------------
                (State or other jurisdiction of (I.R.S. Employer
               organization or incorporation) Identification No.)

                140 Locke Drive, Marlborough, Massachusetts 01752
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (508) 490-9500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              -----------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO
     --             --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock, par value $.01 per share                                       9,042,850
         --------------------------------------                           ----------------------------
                           Class                                          Outstanding at August 14, 1998

750043.1
                                        1

The undersigned registrant hereby amends Part I, Item 2, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

750043.1
                                        2

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

Selling, general and administrative expenses were $1,252,000 in the three months ended June 30, 1998 compared to $1,000,000 in the three months ended June 30, 1997, and were $2,263,000 in the first six months of 1998 compared to $2,319,000 in the first six months of 1997. The increase in the three month period is due primarily to increases in sales and marketing costs associated with the preparation to market and sell the Company's r/LS system. The decrease in the six month period is primarily attributable to lower administrative costs associated with the Company's decision to focus on its core blood filtration business offset in part by sales and marketing costs associated with the preparation to market and sell the Company's r/LS system. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.


750043.1
                                        3

In the three month period ended June 30, 1997, the Company recorded a one time charge of $1,215,000 for severance and related charges in connection with executive management departures pursuant to HemaSure's decision to focus on its core blood filtration business.

Interest income for both the three and six months ended June 30, 1998 decreased compared to the three and six months ended June 30, 1997 due to lower average cash and marketable securities balances available for investment. Interest expense for the three and six month periods ended June 30, 1998 decreased compared to the same periods in 1997 related to a convertible subordinated note payable which is not in existence in 1998 and a lower average capital lease obligation balance.

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

In August 1998, the Company received a written commitment from a commercial bank for a $5 million revolving line of credit. Up to $3 million under the line will be available upon the signing of the definitive loan agreement, with the remainder available upon the completion of certain events as defined including clearance of its 510(k) Pre-Market Notification Application currently with the U.S. Food and Drug Administration. The revolving line of credit, which is expected to expire in June 2000, will be used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line are anticipated to bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The bank will have a first lien on all assets of the Company including its intellectual property.

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

The Company believes based on its current operating plan that, in addition to its available cash and marketable securities balances, and the use of the funds available to it under the line of credit commitment, it will be able to fund the Company's operations through 1998. The Company expects to continue to evaluate the need for additional capital over the remainder of 1998 in order to continue to fund working capital and general corporate financing requirements. Possible sources of such additional capital could include strategic partnerships, public or private equity and/or debt financing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such /financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue

750043.1
                                        4
or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all, beyond 1998. Should the Company be unable to complete the financing expected from its written commitment for such financing, it would not be able to continue its current operations beyond August 1998, if at all. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.


750043.1
                                        5

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HemaSure Inc.



Date:   August 24, 1998                    /s/ John F. McGuire
                                           ---------------------------
                                   Name:   John F. McGuire
                                   Title:  President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:   August 24, 1998                    /s/ James B. Murphy
                                           ---------------------------
                                   Name:   James B. Murphy
                                   Title:  Senior Vice President Finance
                                           and Administration
                                           (Principal Financial Officer)

750043.1
                                        6