Form 10-Q
period 1998-09-30
HEMASURE INC
filed 1998-11-16
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: September 30, 1998
                                       ..................

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ................  to ....................

       Commission File Number   0-23776
                                ...................................

                                  HemaSure Inc.
           ..........................................................
             (Exact name of registrant as specified in its charter)

        Delaware                                            04-3216862
 .............................................   ...............................
(State or other jurisdiction of incorporation           (I.R.S. Employer
          or organization )                          Identification Number)

                140 Locke Drive, Marlborough, Massachusetts 01752
          ............................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
          ............................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
          ............................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share                 9,042,850
  --------------------------------------                 ---------
                    Class                    Outstanding at November 6, 1998

776336.3
                                        1

HemaSure Inc.

INDEX




                                                                           Page
                                                                           ----
Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997                                              3

          Consolidated Statements of Operations for the Three
          and Nine Month Periods Ended September 30, 1998 and 1997           4

          Consolidated Statements of Cash Flows for the Periods
          Ended September 30, 1998 and 1997                                  5

          Notes to Consolidated Financial Statements                         6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9



Part II   Other Information                                                 13

Item 1.   Legal Proceedings                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14



776336.3
                                        2

                         Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)                                                                  September 30,             December 31,
                                                                                    1998                      1997
                                                                             -------------------      --------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                   $           2,239        $            1,274
   Marketable securities                                                                       -                      6882
   Accounts receivable                                                                         -                       436
   Inventories                                                                               309                       158
   Deferred financing costs                                                                  600
   Prepaid expenses                                                                          384                       347
                                                                               -----------------        ------------------

                                                                                           3,532                     9,097

Property and equipment, net                                                                1,504                     1,478
Deferred financing costs - long term                                                         521
Other assets                                                                                  32                        32
                                                                               -----------------        ------------------

   Total assets                                                                $           5,589        $           10,607
                                                                               =================        =================

LIABILITIES AND STOCKHOLDERS (DEFICIT)

Current liabilities:
   Accounts payable                                                            $           1,128        $              876
   Accrued expenses                                                                        1,448                     1,846
   Note payable - current portion                                                             38                        37
   Capital lease obligations - current portion                                               273                       267
                                                                               -----------------        ------------------

   Total current liabilities                                                               2,887                     3,026

Capital lease obligations                                                                     99                       289
Note payable                                                                               3,053                        72
Convertible subordinated note payable                                                          -                     8,687

Total liabilities                                                                          6,039                    12,074

Stockholders' (deficit)
   Common stock                                                                               90                        82
   Additional paid-in capital                                                             70,771                    60,878
   Unearned compensation                                                                       -                      (89)
   Unrealized holding loss of available for sale marketable securities                         -                       (1)
   Accumulated deficit                                                                  (71,311)                  (62,337)
                                                                               -----------------        ------------------

Total stockholders' (deficit)                                                              (450)                   (1,467)
                                                                               -----------------        ------------------

Total liabilities and stockholders' (deficit)                                  $           5,589        $           10,607
                                                                               =================        ==================

                     The accompanying notes are an integral
                        part of the financial statements.

776336.3
                                        3

                                 HemaSure, Inc.
                      Consolidated Statements of Operations
                   For The Three and Nine Month Periods Ended
                           September 30, 1998 and 1997
                                   (Unaudited)


                                                                  Three-month periods                 Nine-month periods
(In thousands, except per share amounts)                          ended September 30,                 ended September 30,
                                                             ----------------------------      -------------------------------
                                                                 1998           1997               1998             1997
                                                                 ----           ----               ----             ----

Revenues                                                     $            -   $       522      $           25    $       1,590

Costs and expenses:

   Cost of products sold                                                  -           626                 657            2,505
   Research & development                                               855           938               2,866            2,699
   Legal expense related to patents                                     857            72               2,313              272
   Selling, general and administrative                                  905           765               3,168            3,084
   Restructuring charge                                                   -             -                   -            1,215
                                                             --------------   -------------    ----------------  ---------------

       Total costs and expenses                                       2,617         2,401               9,004            9,775
                                                             --------------   -------------    ----------------  ---------------

Loss from operations                                                (2,617)       (1,879)             (8,979)          (8,185)

   Interest income                                                       13           117                 133              458
   Interest expense                                                    (78)         (374)               (128)          (1,042)
   Other income (expense)                                                 -         2,499                   -           2,498
                                                             --------------   -------------    ----------------  ---------------

Net (loss) income                                            $      (2,682)   $       363      $      (8,974)    $     (6,271)
                                                             ==============   =============    ===============   ==============

Net (loss) income per share - basic and diluted              $       (0.30)   $      0.04      $       (1.00)    $      (0.77)
                                                             ==============   =============    ================  ===============

Weighted average number of shares of common stock                     9,043         8,128               9,014            8,122
outstanding - basic and diluted


                     The accompanying notes are an integral
                        part of the financial statements.

776336.3
                                        4

                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(In thousands)                                                                                 Nine-month periods
                                                                                               ended September 30,
                                                                                     ---------------------------------------

                                                                                            1998                1997
                                                                                     ------------------  -------------------
Cash flows from operating activities:
   Net loss                                                                          $          (8,974)    $         (6,271)
   Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and amortization                                                                    446                  568
   Accretion of marketable securities discount                                                       20                    7
   Loss on disposal of equipment                                                                      5                    -
Changes in operating assets and liabilities:
   Net assets of discontinued business                                                                -                  350
   Accounts receivable                                                                              436                   33
   Inventories                                                                                    (151)                (411)
   Prepaid expenses                                                                                (37)                  179
   Accounts payable and accrued expenses                                                          (146)                (499)
                                                                                     ------------------  -------------------

Net cash used in operating activities                                                           (8,401)              (6,044)
                                                                                     ------------------  -------------------

Cash flows from investing activities:
   Purchase of available-for-sale marketable securities                                        (20,255)             (77,642)
   Maturities of available-for-sale marketable securities                                        27,117               82,217
   Unrealized holding loss of available-for-sale marketable securities                                1                    2
   Additions to property and equipment                                                            (338)                (130)
   Decrease in other assets                                                                           -                 (13)
                                                                                     ------------------  -------------------

Net cash provided from investing activities                                                       6,525                4,434
                                                                                     ------------------  -------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                            43                   52
   Borrowing from notes payable arrangements                                                      3,000                  140
   Repayments of notes payable                                                                     (18)                 (21)
   Repayments of capital lease obligations                                                        (184)                (174)
                                                                                     ------------------  -------------------

   Net cash provided from (used for) financing activities                                         2,841                  (3)
                                                                                     ------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                                965              (1,613)

Cash and cash equivalents at beginning of period                                                  1,274                5,527
                                                                                     ------------------  -------------------

Cash and cash equivalents at end of period                                           $            2,239  $             3,914
                                                                                     ==================  ===================

                     The accompanying notes are an integral
                        part of the financial statements.


776336.3
                                        5

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

     Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1998 and 1997.

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


2.   Inventories

     Inventories consist of the following:



                               September 30, 1998     December 31, 1997
                               ------------------     -----------------

     Raw Materials                    $ 164                     $ -
     Work in progress                    -                        -
     Finished goods                     145                      158
                                       ----                     ----

                                      $ 309                    $ 158
                                      =====                    =====

3.   Property and Equipment

     Property and equipment consists of the following:


                                          September 30, 1998  December 31, 1997
                                          ------------------  -----------------


     Property and equipment                     $ 2,870             $ 3,176

     Less accumulated depreciation and
     amortization                                (1,766)             (1,771)
                                                --------            -------

                                                  1,104               1,405

     Construction in progress                       400                  73
                                                -------                  --

                                                $ 1,504             $ 1,478
                                                =======             =======


776336.3
                                        6

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

5.   Notes Payable

     In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of September 30, 1998, $3,000,000 was outstanding under the line. The remaining $2 million will be available to borrow only if the Company achieves certain operational corporate milestones (of which there can be no assurance), including clearance of its 510(K) Pre-Market Notification Application currently with the U.S. Food and Drug Administration (the "FDA"). The revolving line of credit, which expires in August 2000, will be used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The bank has a first lien on all assets of the Company including its intellectual property.

     Sepracor, the Company's largest shareholder has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share, of which 1,000,000 is exercisable upon issuance and 700,000 warrants will be exercisable in the event the Company draws down in excess of $3,000,000 under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,200,000 on the 1,000,000 warrants as of the date of the final agreement and will record a charge of $50,000 per month over the term of the line of credit. Should the Company borrow in excess of $3,000,000 and issue the additional 700,000 warrants, it will value those warrants using the same methods and record a monthly charge from the date of issuance to the end of the term of the line of credit agreement.

6.   Net loss per share--basic and diluted

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

     On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321, ( the "321 patent") the Company filed for summary judgment of noninfringement. Pall filed a

776336.3
                                        7
     cross motion for summary judgment of infringement at the same time.

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


776336.3
                                        8

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

The Company is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide. From inception through fiscal 1995, HemaSure has sold non-blood related filter products primarily to Sepracor. In February 1998, the Company determined to discontinue manufacturing its LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product, the r\LS red blood cell leukoreduction system. All of the Company's planned blood-related products are in the research and development state, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products and its ability to raise capital through strategic partnerships, public or private equity and/or debt financing.

The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with FDA regulations, as well as risks associated with the potential inability to raise capital.


     Three and nine months ended September 30, 1998 and 1997

The Company did not record any revenues for the quarter ended September 30, 1998 compared to revenues of $522,000 in the same period in 1997 due to the Company's determination to discontinue the manufacture of its LeukoNet System. Revenues were $25,000 for the first nine months of 1998 compared to $1,590,000 for the first nine months of 1997. Revenues for all periods presented represent sales of the Company's LeukoNet system.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with low-volume production.

Research and development expenses were $855,000 in the second quarter of 1998, compared to $938,000 in the second quarter of 1997, and were $2,866,000 in the nine months ended September 30, 1998 compared to $2,699,000 in the nine months ended September 30, 1997. The decrease in the comparative three month period is primarily attributable to the near completion of development of the Company's next-generation red cell filtration system, the r\LS system. The increase in the comparative nine month periods is primarily attributable to costs associated with the development of the Company's r\LS system.



776336.3
                                        9

Legal expenses related to patents were $857,000 in the second quarter of 1998 compared to $72,000 in the second quarter of 1997, and were $2,313,000 in the nine months ended September 30, 1998 compared to $272,000 in the nine months ended September 30, 1997. The increase in both the three and nine month periods is due to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corp.

Selling, general and administrative expenses were $905,000 in the three months ended September 30, 1998 compared to $765,000 in the three months ended September 30, 1997, and were $3,168,000 in the first nine months of 1998, compared to $3,084,000 in the first nine months of 1997. The increase in both the three and nine month periods is due primarily to increases in sales and marketing costs associated with getting prepared to market and sell the Company's r\LS system. Sales and marketing costs may continue to increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.

In the nine month period ended September 30, 1997, the Company recorded a one time charge of $1,215,000 for severance and related charges in connection with executive management departures pursuant to HemaSure's decision to focus on its core blood filtration business.

Interest income for both the three and nine months ended September 30, 1998 decreased compared to the three and nine months ended September 30, 1997 due to lower average cash and marketable securities balances available for investment. Interest expense for the three and nine month periods ended September 30, 1998, decreased compared to the same periods in 1997 related to a convertible subordinated note payable which is not in existence in 1998 and a lower average capital lease obligation balance.


Liquidity and Capital Resources

The net increase in cash and cash equivalents for the nine months ended September 30, 1998 was $965,000. This increase is attributable primarily to net cash provided from investing activities of $6,525,000 and net cash provided from financing activities of $2,841,000, offset in part by net cash used in operating activities of $8,401,000.

Net cash provided from investing activities relates to available-for-sale marketable securities investing activities of $6,862,000 offset in part by additions to property and equipment of $338,000. Net cash provided from financing activities is primarily attributable to borrowings under the Company's line of credit arrangement of $3,000,000 offset in part by repayments of capital lease obligations of $184,000. Net cash used in operating activities is primarily attributable to the net loss of $8,974,000 and a reduction in inventories of $151,000 offset in part by depreciation and amortization of $446,000 and the reduction of accounts receivable of $436,000.

In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of September 30, 1998, $3 million was outstanding under the line. The remaining $2 million will be available to borrow only if the Company achieves certain corporate milestones (of which there can be no assurance), including clearance of its 510(K) Pre-Market Notification Application currently with the FDA. The revolving line of credit, which expires in August 2000, will be used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the banks prime lending rate plus 1/2% payable quarterly in arrears. The bank has a first lien on all assets of the Company including its intellectual property.

Sepracor, the Company's largest shareholder has guaranteed to repay amounts borrowed under the line

776336.3
                                       10
of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share, of which 1,000,000 is exercisable upon issuance and 700,000 warrants will be exercisable in the event the Company draws down in excess of $3 million under the line of credit. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,200,000 on the 1,000,000 warrants as of the date of the final agreement and will record a charge of $33,000 per month over the term of the line of credit. Should the Company borrow in excess of $3,000,000 and issue the additional 700,000 warrants, it will value those warrants using the same methods and record a monthly charge from the date of issuance to the end of the term of the line of credit agreement.

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

The Company believes based on its current operating plan, that its available cash and marketable securities balances will be sufficient to fund the Company's operations through 1998. If and when the remaining $2,000,000 becomes available to the Company under its line of credit (of which there can be no assurance), the Company expects that such funds will be sufficient to fund the Company's operations for approximately two months from the date of funding. The Company expects to continue to evaluate the need for additional capital over the remainder of 1998 in order to continue to fund working capital and general corporate financing requirements. Possible sources of such additional capital could include strategic partnerships, public or private equity and/or debt financing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all, beyond 1998. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.


Readiness for Year 2000

The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

The Year 2000 issue may affect HemaSure's internal systems, including information technology (IT) and non-IT systems. HemaSure's management has formed a committee which is presently engaged in an ongoing assessment of the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that it will be successful in identifying and resolving any potential deficiencies in its IT and non-IT system with respect to the Year 2000 issue by June 1999 and that all material systems will be compliant by the Year 2000 and that the cost to address

776336.3
                                       11
the issues is not material. Nevertheless, HemaSure expects to assess its need to create contingency plans during 1999 for certain internal systems in the event management determines that such contingency plans may become warranted.

All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. HemaSure plans to also undertake steps to identify whether its vendors have sufficiently identified and are taking steps to address the Year 2000 issue. Management is presently formulating a survey and plan for working with key third-parties to understand their ability to continue providing services and products through the change to 2000. HemaSure will work directly with its key vendors, distributors, and resellers, and coordinate its action with respect to the Year 2000 issue with them if necessary, to avoid any business interruptions in 2000. For these key third-parties, contingency plans may be required.

HemaSure's management believes the impact of the Year 2000 will not cause any material disruptions in HemaSure's operations. However, the impact of such potential disruptions is difficult to discern and nonetheless remains a risk to be considered in evaluating the financial prospects of HemaSure.

776336.3
                                       12

PART II.
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that HemaSure's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

          On October 14, 1996 in connection with the first action concerning U.S. Patent No. 5,451,321 (the "'321 patent") the Company filed for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

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

Items 2 - 5. None

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                2.1**   Heads  of  Agreement,  dated  as of  January  31,  1996,
                        between the Company and Novo Nordisk A/S.
                3.1*    Certificate of Incorporation of the Company.
                3.2*    By-laws of the Company.
                4.1*    Specimen  Certificate  for shares of Common Stock,  $.01
                        par value, of the Company.
                4.2***  Registration  Rights Agreement,  dated January 23, 1997, by and among the Company and Novo Nordisk A/S.
                4.3     Registration Rights Agreement, dated as of September 15,
                        1998, between the Company and Sepracor.
                4.4     Warrant  Agreement,  dated  as of  September  15,  1998,
                        between the

776336.3
                                       13

                        Company and Sepracor.
                4.5     Warrant Certificate.
                10.1    Revolving  Credit and  Security  Agreement,  dated as of
                        September 15, 1998, between the Company and Fleet National Bank.
                10.2 Intellectual Property Security Agreement, dated as of September 15, 1998, between the Company and Fleet National Bank.
                10.3 Promissory Note, dated as of September 15, 1998, made by the Company in favor of Fleet National Bank.
                10.4 Exclusive Distribution Agreement, dated as of August 14, 1998, between the Company and COBE BCT, Inc.
                10.5 Amended and Restated Master Strategic Alliance Agreement between the Company and the American Red Cross.
                27.1    Financial Data Schedule
                -----------

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

          b)   Reports on Form 8-K - None




776336.3
                                       14

                                   SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  HemaSure Inc.


Date:   November 16, 1998                      /s/ John F. McGuire
                                             ---------------------
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:   November 16, 1998                      /s/  James B. Murphy
                                             ----------------------
                                  Sr. Vice President Finance and Administration
                                          (Principal Financial Officer)


776336.3

                                INDEX TO EXHIBITS
                                -----------------

                Exhibit
                2.1**   Heads of Agreement, dated as of January 31, 1996,
                        between the Company and Novo Nordisk A/S.
                3.1*    Certificate of Incorporation of the Company.
                3.2*    By-laws of the Company.
                4.1*    Specimen Certificate for shares of Common Stock, $.01
                        par value, of the Company.
                4.2***  Registration Rights Agreement, dated January 23, 1997, by and among the Company and Novo Nordisk A/S.
                4.3     Registration Rights Agreement, dated as of September 15,
                        1998, between the Company and Sepracor.
                4.4     Warrant Agreement, dated as of September 15, 1998,
                        between the Company and Sepracor.
                4.5     Warrant Certificate.
                10.1    Revolving Credit and Security Agreement, dated as of
                        September 15, 1998, between the Company and Fleet
                        National Bank.
                10.2    Intellectual Property Security Agreement, dated as of
                        September 15, 1998, between the Company and Fleet
                        National Bank
                10.3    Promissory Note, dated as of September 15, 1998, made by
                        the Company in favor of Fleet National Bank.
                10.4    Exclusive Distribution Agreement, dated as of August 14,
                        1998, between the Company and COBE BCT, Inc.
                10.5    Amended and Restated Master Strategic Alliance Agreement
                        between the Company and the American Red Cross.
                27.1    Financial Data Schedule

                ---------

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


776336.3