Form 10-K
period 1998-12-31
HEMASURE INC
filed 1999-04-01
CIK 919745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                                       OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from .................. to .........................

                          Commission file number 0-19410

                                  HemaSure Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                04-3216862
--------------------------------                  ------------------------
 State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                    Identification No.)

                140 Locke Drive
        Marlborough, Massachusetts                    01752
---------------------------------------            --------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code               (508) 485-6850
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
          None                                        None
  -------------------             -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


816623.6

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $13,316,925 on January 31, 1999.

Number of shares outstanding of the registrant's class of common stock as of January 31, 1999: 9,087,737.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1999 Annual Meeting of Stockholders - Part III



816623.6

                                EXPLANATORY NOTE

           This Annual Report on Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "Forward-Looking Statements"). Forward-Looking Statements are included with respect to various aspects of the Company's strategy and operations, including but not limited to its product development efforts, including regulatory requirements and approvals; potential development and strategic alliances; and the Company's liquidity and capital resources. Each Forward-Looking Statement that the Company believes is material is accompanied by cautionary statements identifying important factors that could cause actual results to differ materially from those described in the Forward-Looking Statement. The cautionary statements are set forth following the Forward-Looking Statement, and/or in other sections of the Annual Report on Form 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K.

816623.6

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

Red Cell Leukoreduction Systems

           o The "r\LS System"--A dockable red cell leukoreduction system designed for use by blood centers and hospital blood banks to remove harmful leukocytes (white blood cells) from donated red blood cells.

           o In-Line RBC Filtersets--The Company is in discussions with manufacturers of blood bag systems to develop and commercialize in-line leukocyte reduction systems for red blood cells. In these systems, the filter and receiving bags are integrated with the collection bag and therefore require no sterile docking. Currently, the Company is evaluating different product design options, and is discussing potential agreements covering supply and manufacturing arrangements.


Industry Background

           Individuals suffering physical trauma or anemia, undergoing complex surgical procedures or hemodialysis or undergoing treatment for cancer are among the diverse group of patients who require blood transfusions in the course of their medical care. Health risks, such as transfusion complications and infections, may arise from contaminated blood and blood products, although infection risks are lower today than in the recent past as a result of improved donor education and selection and implementation of screening procedures to identify certain virus contaminated blood units prior to transfusion. Moreover, these health risks can increase in patients who receive frequent transfusions, such as those suffering from kidney and liver disorders, and patients who are immune-suppressed, such as those undergoing treatment for cancer.

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


816623.6
                                       -1-

           The Company expects that the market for leukoreduced blood should continue to expand over the next two to five years to near 100% of the total blood supply from the current 20%. This is due to commitments of approximately 8 international countries to universal leukoreduction of blood components, and committees to the FDA and the American Association of Blood Banks recommending universal leukoreduction of the United States blood supply. In addition, the Company believes that operational costs and patient medical benefits of pre-storage leukoreduction at blood donor centers will prove to be more beneficial than bedside filtration. This is the primary reason that the Company has targeted blood donor centers rather than hospitals as its focus market.

Transfusion Risks

           Health risks from transfusions, including complications and infections, arise from the presence of leukocytes, viruses and other pathogens in blood, cellular blood components and plasma. In addition, autologous blood recovery and reinfusion results in an increased risk of contamination of a patient's blood.

           Leukocytes. Leukocytes (white blood cells) may cause adverse reactions in patients receiving blood transfusions, such as fever, chills, immune system suppression or development of immunological responses that could cause the affected patient to reject subsequent blood transfusions. In addition, leukocytes may harbor infectious viruses and other agents, including cytomegalovirus, new variant CJD and human T-cell lymphocyte virus I (HTLV-I). The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years due to the growing recognition in the medical field of the benefits of leukocyte reduction.

           Pathogens. Viruses such as HIV, hepatitis B and hepatitis C may be contained inside or outside of the leukocytes and may be transmitted during transfusions. Other viruses may develop or become prevalent over time. Of the currently known viruses, there has been significant public focus on hepatitis and HIV.

Products and Products Under Development

Red Blood Cell Systems
----------------------

           r\LS System

           The Company's r\LS System has been designed for leukocyte filtration by blood centers and hospital blood banks immediately prior to blood storage, a process which the Company believes results in improved quality leukocyte reduced blood. The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years and that, while a significant amount of leukocyte filtration currently takes place at the patient bedside, as the demand for filtered blood increases, leukocyte removal will all be done through centralized filtration performed at blood centers.

           The r\LS System is based on a proprietary filter medium comprised of multiple fibrous components. Leukocytes are removed by a combination of entrapment and adhesion. With a proprietary automatic internal prime and drain design, the filter device reduces operator intervention and facilitates high volume, centralized processing in a blood center environment. The Company is focusing its marketing efforts exclusively on blood centers and hospital blood banks for pre-storage leukocyte reduction.

816623.6
                                       -2-

           The Company filed an application for 510(K) premarket notification clearance with respect to its r\LS System with the United States Food and Drug Administration (the "FDA") in May 1998. The Company commenced commercialization of the r\LS System in foreign countries in the first quarter of 1999. While the Company anticipates FDA approval of the application prior to the end of June, 1999, there can be no assurance that the r\LS System will receive the necessary regulatory approval or achieve market acceptance.

           While the Company believes that the performance and ease-of-use of the r\LS System will compare favorably with other blood filtration devices, there can be no assurance that the performance or price of the r\LS System will be sufficient to achieve significant sales, particularly in view of the dominant position in the market held by Pall Corporation. See "-- Competition."

           In-Line RBC Filtersets

           The Company is in discussions with manufacturers of blood bag systems to develop and commercialize in-line leukocyte reduction systems for red blood cells. In these systems, the filter and receiving bags are integrated with the collection bag and therefore require no sterile docking. Currently, the Company is evaluating different product design options, and is discussing potential agreements covering supply and manufacturing arrangements.

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

Regulatory Approval
-------------------

           The Company believes that its r\LS system will be classified as a Class II medical device and that it will be able to secure regulatory approval in the United States through a 510(k) premarket notification clearance with the FDA. The Company believes that the in-line red blood cell system will be classified as a drug by the FDA and that the marketing of these products will require preclinical and clinical testing and FDA approval of a New Drug Application or Product License Application. The Company intends to file a Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") for this System in 2000. There is no assurance, however, that the FDA will determine that any of the Company's products will meet the requirements for its expected classification. If the FDA concludes that any product does not meet such requirements, then the process for obtaining regulatory approval for such product in the United States would be significantly lengthened. See "-- Government Regulation."




816623.6
                                       -3-

Source and Availability of Raw Materials
----------------------------------------

           The Company acquires each of the main components of their product from separate single suppliers. However, given that there are multiple sources available to the Company for each such component, and based upon the Company's ongoing relationship with each such supplier, the Company does not believe that the loss of any of their current supply channels would result in a material adverse affect on the Company's business or its results of operations.

Membrane Products

           Since its inception in December 1993 through the first quarter of 1996, the Company manufactured and sold certain non-blood related process-scale membrane devices used for the separation and purification of certain pharmaceuticals, chemicals and biologics. See "-- Relationship with Sepracor." Substantially all of the Company's revenues through the first quarter of 1996 were attributable to sales of these non- blood related membrane filter products. Revenues from these products were $13,000 in 1996.

           In 1996 sales to Sepracor with respect to membrane products accounted for 2% of the Company's total revenues. Revenues from the United States Department of the Army related to such products represented 7% of the Company's revenues in 1996. The Company's agreement with the United States Department of the Army concluded in 1996.

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

816623.6
                                       -4-

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

Research and Development Expenses

           Research and development expenses were $3,794,000 in 1998, $3,577,000 in 1997 and $6,128,000 in 1996. The decrease in 1997 from the amounts expended in 1996 is primarily attributable to a decrease in expenses associated with the Company's SteriPath Blood Pathogen Inactivation System, which program was discontinued in 1997.

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

Agreements

           In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of December 31, 1998, the entire $5 million was outstanding under the line. The revolving line of credit, which expires in August 2000, is being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The weighted average borrowing rate for the period ended December 31, 1998 was 8.25%. For the period ended December 31,

816623.6
                                       -5-

1998, the Company recorded interest expense related to borrowings under the line of $93,000. The credit agreement requires that the Company demonstrate Year 2000 compliance by March 31, 1999 and contains other customary covenants and provisions. The bank has a first lien on all assets of the Company, including its intellectual property.

           Sepracor, the Company's largest shareholder has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and is amortizing this deferred financing charge on a monthly basis over the term of the line of credit. For the period ended December 31, 1998, the Company amortized $189,000 of this deferred finance charge and recorded it as interest expense in the Statement of Operations.

           In March 1999, Sepracor purchased an additional 1,333,334 shares of common stock of the Company for $1.50 per share and in connection therewith received warrants to purchase an additional 667,000 shares at a price of $1.50 per share and certain registration rights in respect of such acquired securities.

           In 1998, the Company completed a distribution and development agreement with COBE BCT, a business unit of Gambro AB, to market and sell its products worldwide, except for in the United States and China. COBE BCT markets and sells blood component apheresis equipment to the blood center market. COBE's initial focus for marketing and selling the Company's products will be Europe, which is moving rapidly to universal leukoreduction of blood components. The agreement with COBE BCT contemplates the development of an OEM filter for use with COBE's Trima apheresis equipment.

           In August 1998, the Company completed an amended and restated Master Strategic Alliance Agreement with the American Red Cross BioMedical Services, a not-for-profit, charitable corporation ("ARCBS"), which provides for, among other things, the development and enhancement of a number of filtration practices based on the Company's core technology including red blood cell leukoreduction, leukocyte recovery, platelet filtration, whole blood filtration and tumor cell filtration. No assurance can be given, however, that such products will ultimately be developed or that any definitive development arrangements with respect to such products will result from the strategic alliance with ARCBS.

           Under the terms of the May 1996 agreement relating to the Company's acquisition of the plasma product unit of Novo Nordisk (the "Denmark Acquisition"), the purchase price to be paid for the plasma product unit was to be comprised of three portions: (i) $1,800,000 was to be payable in 1998 in cash or Common Stock of the Company or a subsidiary of the Company, at the Company's option; (ii) approximately $13,000,000 was to be payable from time to time upon the sale of acquired inventory (valued at approximately $13,000,000) but in any event no later than 1998, provided that up to approximately $3,000,000 of such portion could be forgiven in certain circumstances; and (iii) approximately $8,000,000 was to be payable in 1998 in cash or Common Stock of the Company or a subsidiary of the Company, at the Company's option, provided that all of this portion would be forgiven in certain circumstances. In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement relating to the Novo Acquisition (the "Restructuring Agreement"). Pursuant to the Restructuring
Agreement, approximately $23,000,000 million of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated

816623.6
                                       -6-
promissory note in the principal amount of approximately $11,722,000, which was due and payable on December 31, 2001 (the "Note"), with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represented a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. On January 6, 1998, the Company elected to convert all indebtedness under the Note, pursuant to the terms thereof, into shares of Common Stock of the Company at a conversion price equal to $10.50 per share, or 827,375 shares. Pursuant to a registration rights agreement, the Company previously granted Novo Nordisk certain registration rights with respect to any shares of Common Stock acquired by Novo Nordisk upon conversion of the Note. Novo Nordisk has contested the conversion of the Note, including the forgiveness of the $3,000,000 amount. The Company believes such claims are without merit.

Competition

           The Company expects to encounter significant competition in the sale of its proposed products. The Company's proposed products, if commercialized, will compete with other products currently on the market as well as with future products developed by other medical device companies' biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, certain governmental organizations and agencies and academic institutions. Many of the Company's competitors in the field of leukocyte reduction have substantially greater resources, manufacturing and marketing capabilities, research and production staffs and production facilities than the Company. Moreover, some of the Company's competitors are significantly larger than the Company, have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. In addition, many of the Company's competitors have access to greater capital and other resources, may have management personnel with more experience than that of the Company and may have other advantages over the Company in conducting certain businesses and providing certain services. The Company's ability to compete successfully will depend, in part, on its ability to develop and maintain products which are technically superior to and/or of lower cost than those currently on the market; develop proprietary products; attract and retain scientific personnel; obtain patent or other proprietary protection for its products and technologies; obtain required regulatory approvals; and manufacture, assemble and successfully market any products it develops. In addition, many of the Company's competitors have long-standing relationships with the national and regional blood centers to which the Company will market its products. There can be no assurance that the Company will be able to compete effectively against such companies.

           Presently there are approximately 7-9 competitors in the leukoreduction filter market. The market leader is Pall Corporation ("Pall") with approximately a 60% share. Pall offers products to all product/market segments, with an emphasis in the bedside leukoreduction market. Baxter International ("Baxter"), with approximately a 25% share, also plays a significant role in all product/market segments. The remaining 15% of the market is shared by the other 5-7 competitors. The Company believes that the competitive landscape for the leukoreduction market will level off as the market moves toward 100% leukoreduction and market participants with smaller market shares realize greater market penetration. Some of these competitors have long-standing and, in certain cases, exclusive, relationships, including long-term supply contracts, with the blood centers that are the Company's target customers. The Company expects that the principal competitive factors in the area of leukocyte removal will be removal efficiency, cost and ease of use.


816623.6
                                       -7-

           The Company is pursuing areas of product development in a rapidly growing field in which there is a potential for technological innovation in relatively short periods of time. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

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

           To date, the Company owns or has filed 18 patent applications in the United States relating to blood filtration and pathogen inactivation technologies. Corresponding foreign patent applications have been filed with respect to certain of these United States patent applications. Where appropriate, the Company intends to file, or cause to be filed on its behalf, additional patent applications relating to future discoveries and improvements, including, among other things, the use of certain ligands for affinity separations. To date, 11 patents have been issued to the Company (which expire at various dates from 2011 through 2015).

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

           There are many issued third-party patents in the field of blood filtration, including patents held by competitors of the Company. The Company may need to acquire licenses to, or contest the validity of,

816623.6
                                       -8-
some of such patents. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect sales of the challenged product until the claim is resolved. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any litigation involving such patent. See Item 3, "Legal Proceedings."

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

Government Regulation

           Government regulations in the United States and other countries are a significant factor in the research, development and commercialization of the Company's products. The products manufactured and marketed by the Company are subject to regulation by the FDA and similar authorities in foreign countries. The Company believes that its r/LS System will be classified as a device and that its In-Line RBC Filtersets will be classified as a drug under federal law and FDA regulations. The process of obtaining approvals from the FDA and other regulatory authorities can be costly, time consuming and subject to unanticipated delays. There can be no assurance that the FDA will approve any of the Company's products for marketing or, if they are approved, that they will be approved on a timely basis.

           Among the conditions for FDA approval of a drug, biologic or device is the requirement that the manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. Although the Company's facilities and manufacturing procedures are designed to conform to cGMP, there can be no assurance that the FDA will determine that they conform. These practices control every phase of production from choosing qualified suppliers, the incoming receipt of raw materials, components and subassemblies to the labeling of the finished product, tracing of consignees after distribution and follow-up and reporting of complaint information.

           The Company believes that its r/LS System will be classified as a medical device. All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing in the United States, to secure either a 510(k) premarket notification clearance or an approved PMA. A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance typically takes at least 12 months for blood filtration devices, and may take several years, and involves the submission of clinical data and supporting information, while the PMA process typically lasts at least several years and requires the submission of significant quantities of clinical data and supporting information. The Company

816623.6
                                       -9-
has sought 510(k) premarket notification clearance for its r/LS System. There can be no assurance that the FDA will conclude that the r\LS System will meet the requirements for 510(k) premarket notification clearance.

           The Company believes that its In-line RBC Filtersets will be classified by the FDA as a drug for regulatory purposes. The Company must satisfactorily complete or perform the following requirements and procedures before the Company's products classified as a drug may be marketed in the United States include (1) preclinical laboratory tests in animals and formulation and stability studies, (2) the submission to the FDA and approval of an IND for human clinical testing, (3) adequate and well controlled human clinical trials to prove the safety and effectiveness of the drug, (4) the submission of a New Drug Application ("NDA"), and (5) the approval by the FDA of the NDA. This approval process typically lasts at least several years.

           Typically, clinical trials involve three phases of testing. In Phase I, clinical trials are conducted with a small number of subjects to determine a safety profile. In Phase II, clinical trials are conducted with a larger group of patients to determine preliminary efficacy, optimal configuration and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted to provide enough data for the statistical proof of efficacy and safety required by the FDA.

Manufacturing and Facilities

           The Company's facilities consist of approximately 30,000 square feet of leased office, laboratory and manufacturing space in a modern facility in Marlborough, Massachusetts. The Company believes that these facilities are adequate and suitable for its needs through 1999. See Item 2, "Properties."

           The leased facilities in Massachusetts include 25,000 square-feet of product development and manufacturing space. This space is expected to be adequate to address clinical and early commercial-scale production requirements of the Company through 1999. The facility is designed to conform to cGMP and other applicable government standards. The Company is currently considering several alternatives to accommodate anticipated growing production capacity requirements. The Company's facility will be subject to inspections by the FDA and foreign regulatory authorities on an ongoing basis and possibly in connection with the review of new products.

           In January 1998, the Company received ISO 9001 Registration and CE mark EN46001 Certification, which was awarded by Bureau Veritas Quality International. The ISO 9000 and EN46000 Series of international standards was developed by the International Organization for Standardization to promote homogeneous quality processes through the global trade community. ISO 9001 specifically addresses requirements for the manufacture, design, development, installation and service of products and CE EN46001 addresses the requirements to market medical devices in the European Union.

           For manufacturing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs or biologics and medical devices. The regulatory requirements may vary widely from country to country.


816623.6
                                      -10-

Employees

           As of March 1, 1999, the Company employed a total of 44 persons of whom 17 were in research and development, 13 were in manufacturing and development support and 14 were in sales and administration. Three of the Company's employees hold Ph.D. degrees.

Relationship with Sepracor

           The Company was organized in December 1993 as a wholly-owned subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares of Common Stock. As of March 31, 1999, Sepracor owned 42% of the Company's Common Stock. As of the date hereof, two executive officers of Sepracor serve as directors of the Company.

           In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. Sepracor has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them.

           In March 1999, Sepracor purchased an additional 1,333,334 shares of common stock of the Company for $1.50 per share and received warrants to purchase an additional 667,000 shares at a price of $1.50 per share.

           Sepracor  is  entitled  to  certain   rights  with   respect  to  the
registration under the Securities Act of 1933, as amended, of a total of 6,700,334 shares of Common Stock, including shares of Common stock issuable upon exercise of outstanding warrants. These rights provide that Sepracor may require the Company to register shares subject to certain conditions and limitations.

           Sepracor is engaged in the business of using chiral chemistry to develop single-isomer forms of existing, widely sold pharmaceuticals.

           Any future arrangements and transactions between the Company and Sepracor will continue to be on terms which the Company determines are fair and reasonable to the Company.

Item 2.                        PROPERTIES

           The Company's facilities consist of approximately 30,000 square feet of leased office, laboratory and manufacturing space in a modern facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter). The Company believes that these facilities are adequate and suitable for its needs through 1999. See Item 1. "Business -- Manufacturing and Facilities."


816623.6
                                      -11-

Item 3.                        LEGAL PROCEEDINGS

           The Company is a defendant in two lawsuits brought by Pall. In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

           On October 14, 1996, in connection with the first action concerning United States Patent No. 5,451,321 (the "'321 Patent"), the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

           In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. The Company has terminated the manufacture, use, sale and offer for sale of the filter that is the subject to the court's order. The Company has appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. The Company now awaits a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

           With respect to the second action concerning United States Patent No. 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent. Pall has amended its Complaint to add Lydall, Inc., whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgement of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has served a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action.

           The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet product does not infringe any valid enforceable claim of the two asserted Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's financial condition and future business and operations.

           On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against P&U. In its complaint, the Company sought damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. In September 1997, the Company reached an out-of-court settlement with P&U. The terms of settlement included a cash payment to the Company and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in 1997.

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.


816623.6
                                      -12-

                      EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the names, ages and positions of the current executive officers of the Company.

                     Name                             Age                          Position
John F. McGuire.....................................    52          President, Chief Executive Officer and Director

James B. Murphy.....................................    42          Senior Vice President, Finance and Administration

 Peter Sutcliffe     ...............................    49          Vice President and Chief Operating Officer

           John F. McGuire has served as Chief Executive Officer and a director of the Company since April 1997. Prior to that time, Mr. McGuire served as Vice President and General Manager of Johnson & Johnson's ("J&J") Ortho Diagnostic Systems Blood Bank Business Unit since January 1996. From March 1995 to January 1996, Mr. McGuire held the position of Vice President, Sales & Marketing, North America for J&J. From August 1990 to March 1995, Mr. McGuire served as Managing Director of Ortho Diagnostic Systems, U.K. and Belgium for J&J. From September 1988 to August 1990, Mr. McGuire held the position of Marketing Director for the AIDS and Hepatitis Business Unit of J&J. From 1977 to 1988, Mr. McGuire held various management positions at E.I. DuPont De Nemours & Company, the last of which was National Sales Manager, AIDS & Hepatitis Business. Mr. McGuire is a member of the Board of Trustees of the National Blood Foundation Trust Fund and of the Bergen Community Blood Center.

           Mr. Murphy has served as Senior Vice President, Finance and Administration since February 1996. From April 1994 to January 1996, he served as Vice President and Corporate Controller of the Company. Prior to that, from 1990 to April 1994, he served as Corporate Controller of Sepracor. Previously, Mr. Murphy held the positions of Senior Corporate Accountant at BBN Inc. and Senior Accountant at Arthur Andersen LLP.

           Mr. Sutcliffe has served as Chief Operating Officer of the Company since April 3, 1998. From May 1996 until that time, Mr. Sutcliffe served as Vice President of Manufacturing Operations of the Company. From May 1982 until May 1996, Mr. Sutcliffe held the position of Vice President Manufacturing for Cornig Costar Incorporated. From 1976 until 1982, he was a plant manufacturing manager at Millipore Corporation.


816623.6
                                      -13-

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


            1998                        High                        Low
            ----                        ----                        ---
      First Quarter                     2 3/16                      3/8
      Second Quarter                    2 1/16                      7/16
      Third Quarter                     2 15/32                     1 3/16
      Fourth Quarter                    2 15/16                     7/8

            1997                        High                        Low
            ----                        ----                        ---
      First Quarter                     8                           3 3/4
      Second Quarter                    4 1/16                      1 9/16
      Third Quarter                     4 5/8                       2 1/4
      Fourth Quarter                    4 1/4                       11/16

           (b)  Holders.

           On  March  12,  1999,   the  Company's   Common  Stock  was  held  by
approximately 140 stockholders of record. On March 12, 1999, the last reported sale price of the Company's Common Stock on the OTC bulletin board was $1 9/16.

           (c)  Dividend Information.

           The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

816623.6
                                      -14-

           (d) Sales of Securities.

           In each case, the securities were issued to Sepracor pursuant to an exemption from the registration requirements of the Securities Act under Section 4 (2).

           Sepracor, the Company's largest shareholder has guaranteed to repay amounts borrowed under the Company line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement. In March 1999, Sepracor purchased an additional 1,333,334 shares of common stock of the Company for $1.50 per share and in connection therewith received warrants to purchase an additional 667,000 shares at a price of $1.50 per share and certain registration rights in respect of such acquired securities.

Item 6.                        SELECTED FINANCIAL DATA


STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

Year Ended December 31,                                    1998             1997             1996              1995             1994
                                                           ----             ----             ----              ----             ----
Revenues:

    Product sales                                   $        25         $  2,357          $   725         $     534         $    339

    Collaborative research and development                -                -                   54               300               50
                                                    -----------      -----------         --------          --------         --------

        Total revenues                                       25            2,357              779               834              389
                                                     ----------         --------          -------          --------         --------

Costs and expenses:

    Cost of products sold                                   657            4,158            3,785             1,073              353

    Cost of collaborative research and
        development                                           -                -               41               283               32

    Research and development                              3,794            3,577            6,128             4,061            3,249

    Legal expense related to patents                      3,340              506              744               152              134

    Selling, general and administrative                   4,201            4,458            7,325             3,729            1,450

    Restructuring charge                                 -                 1,215             -                -                -
                                                    -----------         --------        ---------       -----------       ------

        Total costs and expenses                         11,992           13,914           18,023             9,298            5,218
                                                       --------         --------          -------          --------          -------

Loss from operations                                   (11,967)         (11,557)         (17,244)           (8,464)          (4,829)

Other (expense) income                                    (203)            1,673            1,394             1,014              424
                                                     ----------         --------        ---------         ---------         --------

Net loss from continuing operations                    (12,170)          (9,884)         (15,850)           (7,450)          (4,405)
                                                      ---------        ---------        ---------         ---------         --------

Discontinued operations:

    Loss from operations of discontinued business          -                -             (9,550)             -                -

    Loss on disposal of discontinued business              -                -            (15,198)             -                -
                                                    -----------      -----------         --------        ----------          ------

        Net loss                                     $ (12,170)       $  (9,884)        $(40,598)          $(7,450)         $(4,405)
                                                     ----------       ----------        ---------          --------         --------

Net loss per common share - basic and diluted:

    Net loss from continuing operations             $    (1.35)      $    (1.22)         $ (1.96)           $(1.20)          $(0.92)

    Loss from operations of discontinued business          -                -              (1.18)              -                -

    Loss on disposal of discontinued business              -                -              (1.88)              -                 -
                                                   ------------     ------------         --------       -----------          -------

        Net loss                                    $    (1.35)      $    (1.22)         $ (5.03)          $ (1.20)         $ (0.92)
                                                    -----------      -----------         --------          --------         --------




816623.6
                                      -15-






Weighted average number of shares of common
stock outstanding - basic and diluted:                   9,025            8,127            8,069             6,205            4,767
                                                    ----------       ----------         --------          --------         --------


BALANCE SHEET DATA
(In thousands)



Cash and marketable securities                      $    1,827       $    8,156          $16,724           $47,841          $11,704

Working capital                                             37            6,071           14,844            46,905           11,261

Total assets                                             5,655           10,607           20,560            50,212           13,048

Capital lease obligations long term                         68              289              525               286               52

Convertible subordinated note payable long term              -            8,687            8,687                 -                -

Stockholders' equity (deficit)                         (2,832)          (1,467)            7,929            48,002           11,949



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

           The Company was established in December 1993 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor"). Effective as of January 1, 1994, in exchange for 3,000,000 shares of common stock, $.01 par value, of the Company (the "Common Stock"), Sepracor transferred to the Company its technology relating to the manufacture, use and sale of medical devices for the separation and purification of blood, blood products and blood components and its membrane filter design technologies.

           In the second quarter of 1994, the Company completed the initial public offering of its Common Stock resulting in net proceeds to the Company of approximately $15 million. In September 1995, the Company completed a follow-on public offering of its Common Stock. The net proceeds from that public offering were approximately $43 million. As of March 31, 1999, Sepracor owned approximately 42% of the outstanding Common Stock of the Company.

           Substantially all of the Company's revenues through 1995 were attributable to sales of non-blood- related membrane filter products to Sepracor. Revenues from these products were $13,000 in 1996. In June 1995, the Company received clearance from the United States Food and Drug Administration (the "FDA") for the LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood. Fiscal 1996 was the first full year of commercial sale of its LeukoNet System. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product. All of the Company's planned blood-related products are in the research and development stage, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products and its ability to raise capital through strategic partnerships, public or private equity and/or debt financing.

           In May 1996, the Company acquired (the "Denmark Acquisition") the plasma product unit of Novo Nordisk A/S, a Danish company ("Novo Nordisk"), and in January 1997, entered into a Restructuring Agreement with Novo Nordisk with respect to the indebtedness incurred by the Company in connection with the Denmark Acquisition. In February 1997, the Company determined to discontinue the

816623.6
                                      -16-
development and operation of its Danish plasma business due in large part P&U's wrongful termination of the Company's planned acquisition of P&U's plasma business in Sweden. The Company recorded a one-time charge as a result of its exit from the plasma business of $15,200,000 in 1996. See "-- Discontinued Business" and "-- Liquidity and Capital Resources."

Results of Continuing Operations

           Revenues  were  $25,000 in 1998,  $2,357,000  in 1997 and $779,000 in
1996. All of the Company's revenues in 1998 and 1997 were from the sale of the LeukoNet System. The decrease in fiscal 1998 revenues from those recorded in fiscal 1997 is related to the Company's decision to discontinue the manufacture and sale of its LeukoNet System. Revenues from product sales to Sepracor, a related party, as a percentage of total revenues were 2% in 1996 and represent the sale of membrane filter products. Product sales to Sepracor were recorded at prices based on a pricing agreement between the Company and Sepracor. Revenues in 1996 include $54,000 related to the Company's Phase II SBIR program with the United States Department of the Army. In 1998, 1997 and 1996 one customer represented 53%, 86% and 83% of total revenues, respectively. Also in 1998, one other customer represented 10% of total revenues.

           The cost of products sold was $657,000 in 1998, $4,158,000 in 1997 and $3,785,000 in 1996. Cost of products sold exceeded product sales in all periods due to the high costs associated with low volume production and to the start-up costs of new product introduction, particularly in 1996, the first full year of production of its LeukoNet System. Cost of products sold in 1997 includes a charge of approximately $800,000 related to the Company's determination to discontinue manufacturing the LeukoNet System and to focus exclusively on its next-generation red cell filter.

           The cost of collaborative research and development was $41,000 in 1996. The Company completed its obligations under Phase II of an SBIR program with the Department of the Army in the first quarter of 1996.

           Research and development expenses were $3,794,000 in 1998, $3,577,000 in 1997 and $6,128,000 in 1996. The increase in 1998 over amounts expended in 1997 is attributable to costs associated with development of the Company's next generation red cell filter system, the r\LS system. The decrease in 1997 from 1996 is primarily attributable to a decrease in expenses associated with the Company's SteriPath Blood Pathogen Inactivation System which program was discontinued in May 1997.

           Legal expense related to patents were $3,340,000 in 1998, $506,000 in 1997 and $744,000 in 1996. The increase in 1998 as compared to all previous periods is due to costs associated with defending the Company's patent position in its outstanding litigation with Pall. In 1998 the Company incurred significant expenses in connection with expert witness and discovery related activities associated with its outstanding litigation with Pall. The Company does not expect to continue to incur such costs at the same rate during 1999, however there can be no assurance that such costs will not continue at the same rate as that experienced in 1998. See "--Litigation."

           Selling, general and administrative expenses were $4,201,000 in 1998, $4,458,000 in 1997 and $7,325,000 in 1996. The decrease in the amount expended in 1998 from 1997 is primarily due to a lower level of sales and marketing expense associated with the lower revenues in 1998 compared to 1997. The 1996 expense includes expenses for personnel, consultants and travel in connection with the Company's efforts to expand into other blood-related businesses and a one-time charge of approximately $1,500,000

816623.6
                                      -17-
in connection with the Company's efforts to acquire P&U's plasma business. See "--Discontinued Business." These costs did not recur in 1997 and are the primary reason for the decrease in 1997 from 1996. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to market and launch sales of its blood filtration products.

           In April 1997, the Company determined to focus management resources on its core business of blood filtration technologies. In connection therewith, the Company incurred a one-time restructuring charge of $1,215,000 in 1997 for severance and related charges in connection with executive management departures. At December 31, 1998 all amounts related to this charge were paid.

           Interest income in 1998, 1997 and 1996 primarily represents interest earned on available cash and marketable securities balances during those periods.

           The decrease in interest expense in 1998 compared to 1997 is primarily related to a convertible subordinated note payable which was converted to common stock in 1998 and lower average capital lease obligation balances. The increase in interest expense in 1997 compared to 1996 is primarily attributable to the convertible subordinated note payable that was not in existence during 1996.

           In September 1997, the Company reached an out-of-court settlement with P&U arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The terms of settlement included a cash payment to the Company and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in 1997 and represents the majority of the amount in other income for that year.

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

           The loss from operations of discontinued business of $9,550,000 reflects the loss from the date of the acquisition through December 31, 1996. During this eight-month period, this business recorded revenues from the sale of plasma products of $8,200,000 and cost of products sold of $13,400,000. The cost of products sold includes a reserve for the write-down of inventories to the lower of cost or market of approximately $2,500,000 and loss on the sale of raw materials inventories of approximately $800,000. Operating costs of this business during this period were approximately $4,000,000.

           In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo
Nordisk of a 12% convertible subordinated promissory note in the principal amount of $11,700,000, which was due and payable on December 31, 2001, with interest payable quarterly (provided that up to $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represented a net amount

816623.6
                                      -18-
due from Novo Nordisk to the Company related to various service arrangements between the two companies.

           On February 20, 1997, the Company's Board of Directors voted to discontinue the development and operation of its Danish plasma business due in large part to P&U's wrongful termination of the Company's planned acquisition of P&U's plasma business in Sweden, which was part of the Company's initial strategy to enter the plasma business, as well as other factors. In connection with this determination, the Company recorded a one-time charge of $15,200,000 in 1996 as a result of its exit from the plasma business. The loss reflected management's assessment of the most probable outcome from this decision, is net of the $8,500,000 forgiveness of indebtedness and assumed the $3,000,000 forgiveness contingency. In December 1997, the Company's Danish subsidiary was placed in bankruptcy and the Company notified the holder of the note of its intent to convert, in January 1998, $8,687,000 of debt, which it believes was the entire amount outstanding as of the date of conversion. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. The Company believes that such claims are without merit.

New Accounting Standards

           In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting and display, in a full set of general purpose financial statements, of all items that are required to be recognized under accounting standards as components of comprehensive income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and changes in unrealized gains and losses on marketable securities, net of reclassification adjustments for gains and losses realized in income from the sale of securities. For all periods presented, net income and comprehensive income are the same due to the realization of all previously unrealized gains and losses in the statement of operations.

           In February 1998, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 132 (SFAS 132), "Employees' Disclosure about Pension and Other Post retirement Benefits." SFAS 132 standardizes the disclosure requirements for pension and post retirement benefits, and is effective for the Company's fiscal year ending December 31, 1999. SFAS 132 relates to disclosure only and will not affect the Company's financial position or results of operations.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 on January 1, 2000, but does not expect such adoption to have a material impact on its financial statements.


816623.6
                                      -19-

           In February 1998, The Accounting Standards Executive Committee ("AcSEC"), issued Statement of Position ("SoP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SoP 98-1, which is effective for the Company beginning January 1, 1999, to have a material effect on its financial position or results from operations.

           In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

Litigation

           The Company is a defendant in two lawsuits brought by Pall. In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

           On October 14, 1996, in connection with the first action concerning the '321 Patent, the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

           In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. The Company has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. The Company has appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. The Company now awaits a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

           With respect to the second action concerning the '572 patent, the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgement of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has served a motion for summary judgment that the asserted claims of the 1572 patent are invalid as a matter of law. Discovery has been completed in the action.

           The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet product does not infringe any valid enforceable claim of the two asserted Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent

816623.6
                                      -20-
infringement action would have a material adverse effect on the Company's financial condition and future business and operations.

           On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against P&U. In its complaint, the Company sought damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. In September 1997, the Company reached an out-of-court settlement with P&U. The terms of settlement included a cash payment to the Company and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in 1997.

Liquidity and Capital Resources

           The net increase in cash and cash equivalents in 1998 was $553,000. This net increase is attributable to net cash provided by investing activities of $6,441,000 and cash provided by financing activities of $4,821,000 offset in part by net cash used in operating activities of $10,709,000.

           Net cash provided by investing activities relates to net available-for-sale marketable securities investing activities of $6,862,000 offset in part by additions to property and equipment of $422,000. Net cash provided by financing activities relates to borrowings from note payable arrangements of $5,000,000 offset in part by repayments of capital lease obligations of $260,000. Net cash used in operating activities is primarily attributable to the net loss of $12,170,000, and a reduction in accrued expenses of $297,000 offset in part by non-cash charges to operating activities of $189,000 related to warrant financing costs and depreciation and amortization of $479,000, a decrease in accounts receivable of $436,000 and an increase in accounts payable of $726,000.

           In March 1999, Sepracor purchased an additional 1,333,334 shares in a private placement of Common Stock of the Company for $1.50 per share and received warrants to purchase an additional 667,000 shares at a price of $1.50 per share. The financing agreement contains certain registration rights and warrant exercise provisions.

           The Company believes, based on its current operating plan, that the financing provided by Sepracor in March 1999 will be sufficient to fund the Company's operations for approximately two months from the date of funding. The Company will need additional financing in order to fund the Company's operations beyond this two month period and is currently seeking such financing. Possible sources of capital include strategic partnerships, public or private equity and/or debt financing, all of which the Company is pursuing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

           In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of December 31, 1998, the entire $5 million was outstanding under the line. The

816623.6
                                      -21-
revolving line of credit, which expires in August 2000, is being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The weighted average borrowing rate for the period ended December 31, 1998 was 8.25%. For the period ended December 31, 1998, the Company recorded interest expense related to borrowings under the line of $93,000. The credit agreement requires that the Company demonstrate Year 2000 compliance by March 31, 1999 and contains other customary covenants and provisions. The bank has a first lien on all assets of the Company including its intellectual property.

           Sepracor, the Company's largest shareholder has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and is amortizing this deferred financing charge on a monthly basis over the term of the line of credit. For the period ended December 31, 1998 the Company amortized $189,000 of this deferred finance charge and recorded it as interest expense in the Statement of Operations.

           In January 1997, the Company entered into the Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which was due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven; such forgiveness is reflected in the 1996 Statement of Operations as a reduction of the loss on disposal of the discontinued plasma business. The remainder of the reduction represented a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. The amount included in the balance sheet at December 31, 1997 and 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note were convertible by either party, commencing January 1998, into shares of Common Stock at a conversion price equal to $10.50 per share. In December 1997, the Company's Danish subsidiary was placed in bankruptcy and the Company notified the holder of the note of its intent to convert in January 1998, $8,687,000 of debt, which it believes was the entire amount outstanding as of the date of conversion. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. The Company believes that such claims are without merit.

           In March 1997, the Company exercised its right, under the lease arrangement of its Marlborough, Massachusetts facility, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments at a rate of 12% per annum. As of December 31, 1998, there was a balance of $100,000 remaining to be paid on this note.


816623.6
                                      -22-

           In April 1997, the Company determined to focus management resources on its core business of blood filtration technologies. In connection therewith, the Company incurred a one-time restructuring charge of $1,215,000 in 1997 for severance and related charges in connection with executive management departures. At December 31, 1998 all amounts related to this charge were paid.

           In 1994, in collaboration with Sepracor and certain of its other subsidiaries, the Company executed an equipment leasing arrangement that provided for a total of $2,000,000 to Sepracor and certain of its other subsidiaries for purposes of financing capital equipment. Under certain circumstances, Sepracor is the guarantor of any amounts outstanding under this financing arrangement. In October 1996, the Company executed a replacement leasing arrangement for the benefit of the Company only with the same leasing company providing $1,100,000 of equipment lease financing. This arrangement terminated in March 1997. All amounts outstanding under the 1994 leasing facility are being repaid under the original terms of that leasing arrangement. There was $296,000 outstanding under all leasing arrangements as of December 31, 1998.

Future Operating Results

           Certain of the information contained in this Annual Report, including information with respect to the development and commercialization of the Company's products under development and the Company's other plans and strategy for its business, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

           The Company believes that the performance of its blood-related products will be competitive with products sold by other vendors of blood filtration and transfusion products and may encounter significant competition in the sale of such products from biotechnology, pharmaceutical and hospital supply companies. In the Leukoreduction field, several of the Company's competitors have substantially greater resources, manufacturing and marketing capabilities, research and production staffs, and production facilities than the Company. Moreover, some of the Company's competitors are significantly larger than the Company, have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. In addition, many of the Company's competitors have access to greater capital and other resources, may have management personnel with more experience than that of the Company and may have other advantages over the Company in conducting certain businesses and providing certain services. There can be no assurance that the Company will be able to compete effectively against such companies. Pall, a principal competitor of the Company, has filed two complaints against the Company alleging that the manufacture, use and sale of the Company's LeukoNet System infringes certain patents held by Pall.

           The Company believes, based on its current operating plan, that the financing provided by Sepracor in March 1999 will be sufficient to fund the Company's operations for approximately two months from the date of funding. The Company will need additional financing in order to fund the Company's operations beyond this two month period and is currently seeking such financing. Possible sources of capital include strategic partnerships, public or private equity and/or debt financing, all of which the Company is pursuing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product

816623.6
                                      -23-
testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

           The customers for the Company's potential products are a limited number of national and regional blood centers, which collect, store and distribute blood and blood products. In the United States, the American Red Cross collects and distributes approximately 45% of the nation's supply of blood products. Other major blood centers include the New York Blood Center, Blood Centers of America, America's Blood Centers and United Blood Services, each of which distributes 6% to 12% of the nation's supply of blood and blood products. In Europe, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nation's blood and blood products supply. The Company's principal competitors have long-standing and, in some cases, exclusive relationships (including long-term supply contracts) with these blood centers and there can be no assurance that the Company will be successful in marketing its products to these centers.

           In June 1995, the Company received clearance from the FDA for the LeukoNet System. Fiscal 1996 was the first full year of production of the LeukoNet System and all of the Company's revenues in 1998 and 1997 were from such product. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product. There can be no assurance however that the Company will successfully complete the development and commercialization of this product, or that such product will be accepted by potential customers in the marketplace.

           All of the Company's planned blood filtration and transfusion products are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated general and administrative expenses, are expected to result in substantial losses through 1999. The Company's ability to achieve a profitable level of operations will depend on successfully completing development, obtaining regulatory approvals and achieving market acceptance of its blood-related products.

           Some or all of the Company's blood filtration and transfusion products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company expects to receive regulatory approval for its next-generation red cell filter before the end of 1999. The Company does not expect regulatory approval for commercial sale in the United States of any of its other planned products before the end of 1999.

Readiness for Year 2000

           The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though the other systems are themselves "Year

816623.6
                                      -24-

2000 compliant." The Company has reviewed the Year 2000 issue as it may affect the Company's business activity.

           The Company is a developer and supplier of medical devices for the blood transfusion industry. Currently, the Company has only one product available for sale outside of the United States and is awaiting approval for sale in the United States The Company is reliant on a small number of vendors to supply the critical components for making this product, but has identified alternative suppliers as a contingency plan. Only final assembly of this product is done at the Company's Marlborough, MA facility. The Company sells primarily to blood centers and hospital blood banks and through an international distributor, and therefore there are a limited number of customers. For internal systems, the Company uses standardized software from large well-established software providers on PCs for inventory management, financial systems and general communications purposes.

           The Company has implemented a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities, which will be modified as circumstances change. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Correction, Validation and Implementation. A heightened emphasis on completion will continue through the second quarter. Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team has been established and an overall strategy created. During Assessment, all internal systems, products and supply chain partners have been inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment.

           The Company has completed the installation of an upgraded manufacturing system, which is Year 2000 compliant. Validation of this system is ongoing. Installation of its Year 2000 compliant internal communications system has also been completed. The Company's financial reporting system is already Year 2000 compliant. The Company continues to assess all of its internal systems for operational effectiveness and efficiency beyond Year 2000 concerns.

           The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide services or data to, or receive services or data from the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. To date, the Company is not aware of any critical vendors or customers who either are not addressing the Year 2000 issue or have indicated that there will be a problem.

           Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-United States businesses may not be addressing their Year 2000 issues on as timely a basis as United States businesses. Notwithstanding the Company's efforts, there can

816623.6
                                      -25-
be no assurance that the Company, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

           The Company is developing contingency plans for implementation in event that the Company, mission-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues, Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Further more, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

           Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total less than $100,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan would not differ materially from the estimated costs. The Company has incurred approximately $30,000 through December 31, 1998 on this project, which does not include the costs to re-deploy existing staff.

           The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period. The extent and magnitude of the Year 2000 problem as it will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are lack of control over systems that are used by third parties who are critical to the Company's operation, dependence on third party software vendors to deliver Year 2000 upgrades in a timely manner, complexity of testing inter-connected networks and applications that depend on third party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000 related failures. There can be no assurance, for example, that systems used by third parties will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the company's business. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Company's implementation of the Plan.

           Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission- critical third party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations. For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations."

           Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results to date are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future. See "-- Overview."


816623.6
                                      -26-

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

Items 10-13.

           The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                     PART IV

Item 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K


           a (1)             Financial Statements
                             HemaSure Inc. Consolidated Financial Statements as of December 31, 1998 and for each of the three years in the period ended December 31, 1998. See pages F-1 through F-7, which are included herein.

           a (2)             Financial Statement Schedules
                             All schedules are omitted because their are inapplicable, not required or the information is included in the consolidated financial statements or the notes thereto.

           a (3)             Exhibits
                             The   exhibits   listed   in  the   Exhibit   Index
                             immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

            (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

The  following  trademarks  are  mentioned  in this Annual  Report on Form 10-K:
HemaSure r/LS, LeukoNet and LeukoVir.


816623.6
                                      -27-




                                                Index to Financial Statements                                                  Page
                                                -----------------------------                                                  ----
Report of Independent Accountants............................................................................................. F-1
Consolidated Balance Sheets at December 31, 1998 and 1997..................................................................... F-2
Consolidated Statements of Operations for the Years
Ended December 31, 1998, 1997 and 1996........................................................................................ F-3
Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 1998, 1997 and 1996.......................................................................... F-4
Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998, 1997 and 1996........................................................................................ F-5
Notes to Consolidated Financial Statements.................................................................................... F-7



816623.6
                                      -28-

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HemaSure Inc.:

           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of HemaSure Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 1999, except for Note P which is as of March 23, 1999


816623.6
                                       F-1

HemaSure Inc.
Consolidated Balance Sheets

December 31,
(In thousands, except par value amounts)


ASSETS                                                                                1998                 1997
                                                                                      ----                 ----

Current assets:

      Cash and cash equivalents (Note C)                                            $  1,827           $  1,274

      Marketable securities (Note C)                                                       -              6,882

      Accounts receivable (Note E)                                                         -                436

      Inventories (Note F)                                                               206                158

      Deferred financing costs (Note I)                                                1,024                  -

      Prepaid expenses and other current assets                                          326                347
                                                                                 -----------        -----------



      Total current assets                                                             3,383              9,097



Property and equipment, net (Note G)                                                   1,505              1,478

Deferred financing costs long-term (Note I)                                              725                  -

Other assets                                                                              42                 32
                                                                                 -----------        -----------



             Total assets                                                          $   5,655          $  10,607
                                                                                   =========          =========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:



      Accounts payable                                                             $   1,542        $       876

      Accrued expenses (Note H)                                                        1,549              1,846

      Current portion of notes payable (Note I )                                          27                 37

      Current portion of capital lease obligations (Note H)                              228                267
                                                                                   ---------          ---------



             Total current liabilities                                                 3,346              3,026



Capital lease obligations (Note H)                                                        68                289

Notes payable (Note I )                                                                5,073                 72

Convertible subordinated note payable (Note J)                                             -              8,687
                                                                                ------------           --------

             Total liabilities                                                         8,487             12,074
                                                                                   ---------            -------



Commitments and contingencies (Notes H, I and J)

Stockholders' deficit (Note L):

      Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding in 1998 and 1997

      Common stock, $0.01 par value, authorized 20,000                                    91                 82
         shares in 1998 and 1997, issued and outstanding
         9,088 in 1998 and 8,164 in 1997

      Additional paid-in capital                                                      71,584             60,878

      Unearned compensation                                                                -               (89)

      Unrealized holding loss of available-for-sale                                        -                (1)
         marketable securities

      Accumulated deficit                                                           (74,507)           (62,337)
                                                                                   ---------           --------



      Total stockholders' deficit                                                    (2,832)            (1,467)
                                                                                   ---------           --------



         Total liabilities and stockholders' deficit                               $   5,655            $10,607
                                                                                   =========            =======


The accompanying notes are an integral part of the financial statements.

816623.6
                                       F-2

HemaSure Inc.
Consolidated Statements of Operations

Year Ended December 31,
(In thousands, except per share amounts)                                        1998                  1997                 1996
                                                                                ----                  ----                 ----



Revenues:

      Product sales                                                      $        25              $  2,357              $   712



      Product sales to related                                                 -                     -                       13
         parties (Note C)



      Collaborative research and                                               -                     -                       54
                                                                        ------------          ------------             --------
         development (Note C)



      Total revenues                                                              25                 2,357                  779
                                                                         -----------             ---------              -------



Costs and expenses:

      Cost of products sold                                                      657                 4,158                3,772

      Cost of products sold to related parties (Note C)                            -                     -                   13

      Cost of collaborative research and development                               -                     -                   41

      Research and development                                                 3,794                 3,577                6,128

      Legal expense related to patents                                         3,340                   506                  744

      Selling, general and administrative                                      4,201                 4,458                7,325

      Restructuring charge                                                      -                    1,215                -
                                                                        ------------             ---------          -------

      Total costs and expenses                                                11,992                13,914               18,023
                                                                           ---------              --------              -------



Loss from operations                                                        (11,967)              (11,557)             (17,244)

Other income (expense):

      Interest income                                                            169                   577                1,679

      Interest expense                                                         (372)               (1,401)                (105)

      Other income (expense)                                                   -                     2,497                (180)
                                                                        ------------              --------           ----------

Net loss from continuing operations                                         (12,170)               (9,884)             (15,850)
                                                                           --------                ------              --------



Discontinued operations (Note B):

      Loss from operations of discontinued business                           -                     -                   (9,550)

      Loss on disposal of discontinued business                               -                     -                  (15,198)
                                                                       -------------           -----------             --------



Net Loss                                                                   $(12,170)             $ (9,884)            $(40,598)
                                                                           =========             =========            =========



Net loss per share - basic and diluted:



      Net loss from continuing operations                                 $   (1.35)            $   (1.22)          $    (1.96)

      Loss from operations of discontinued business                             -                     -                  (1.18)

      Loss on disposal of discontinued business                                 -                     -                  (1.88)
                                                                          ----------            ----------               ------



      Net Loss                                                            $   (1.35)            $   (1.22)          $    (5.03)
                                                                          ==========            ==========          ===========



      Weighted average number of shares of common stock                       9,025                 8,127                8,069
      outstanding - basic and diluted


The accompanying notes are an integral part of the financial statements.


816623.6
                                       F-3

HemaSure Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

Year ended
December 31, 1998, 1997
and 1996 (In thousands)



                                      Common                        Additional                                        Accumulate
                                       Stock                          Paid-in            Unearned                         d
                                      Shares         Amount           Capital          Compensation       Other        Deficit
                                     --------        ------          ---------         ------------       -----       ---------

BALANCE AT
      DECEMBER 31, 1995                     8,031      $     80           $  60,372        $     (595)                  $  (11,855)



Issuance of common stock to
      employees under stock plans              67             1                 330



Unearned compensation
      amortization                                                                                 197



Other                                                                                                      $    (3)



Net loss                                                                                                                   (40,598)
                                         --------      --------            --------           --------     --------        --------



BALANCE AT
      DECEMBER 31, 1996                     8,098            81              60,702              (398)          (3)        (52,453)


Issuance of common stock to
    employees under stock plans                66             1                 176


Unearned compensation
    amortization                                                                                   309


Other                                                                                                             2


Net loss                                                                                                                    (9,884)
                                         --------   -----------         -----------       ------------  -----------    ------------


BALANCE AT
    DECEMBER 31, 1997                       8,164            82              60,878               (89)          (1)        (62,337)


Issuance of common stock to
    employees under stock plans                97             1                  89


Issuance of common stock for debt             827             8               8,679


Issuance of warrants                                                          1,938


Unearned compensation
    amortization                                                                                    89


Other                                                                                                             1


Net loss                                                                                                                   (12,170)
                                         --------   -----------         -----------       ------------  -----------   -------------



BALANCE AT                                  9,088     $      91          $   71,584       $       -     $      -       $   (74,507)
    DECEMBER 31, 1998                    ========     =========          ==========       ============  ===========    ============


                                          Total
                                       Stockholders
                                          Equity
                                        (Deficit)
                                        ---------

BALANCE AT
      DECEMBER 31, 1995                      $  48,002



Issuance of common stock to
      employees under stock plans                  331



Unearned compensation
      amortization                                 197



Other                                              (3)



Net loss                                      (40,598)
                                              --------



BALANCE AT
      DECEMBER 31, 1996                          7,929


Issuance of common stock to
    employees under stock plans                    177


Unearned compensation
    amortization                                   309


Other                                                2


Net loss                                       (9,884)



BALANCE AT
    DECEMBER 31, 1997                          (1,467)


Issuance of common stock to
    employees under stock plans                     90


Issuance of common stock for debt                8,687


Issuance of warrants                             1,938


Unearned compensation
    amortization                                    89


Other                                                1


Net loss                                      (12,170)




BALANCE AT                                $    (2,832)
    DECEMBER 31, 1998                     ============


The accompanying notes are an integral part of the financial statements.

816623.6
                                       F-4

HemaSure Inc.
Consolidated Statements of Cash Flows
Year ended December 31,
(In thousands)


                                                        1998                  1997                  1996
                                                        ----                  ----                  ----

Cash flows from operating activities:



    Net loss                                          $ (12,170)            $ (9,884)             $(40,598)

    Adjustments to reconcile net loss to net cash used in operating activities:

         Discontinued business

         Financing costs related to warrants                   -                    -                24,748

         Impairment of assets                                189                    -                     -

         Depreciation and amortization                         -                  475                     -

         Accretion of marketable securities discount         479                  859                   819

         Loss on disposal of equipment                        20                    4                  (24)

    Changes in operating assets and liabilities:               5                    -                   176

         Net assets of discontinued business                   -                  500                 (500)

         Accounts receivable                                 436                (153)                 (201)

         Inventories                                        (48)                  218                   380

         Prepaid expenses                                     21                   33                 (174)

         Accounts payable                                    666                (736)                   317

         Accrued expenses                                  (297)                  273                 1,051

         (Increase) decrease in other assets                (10)                   20                    45
                                                       ---------              -------               -------

    Net cash used in continuing operations              (10,709)              (8,391)              (13,961)

    Net cash used in discontinued business                    -                    -               (11,969)
                                                    ------------            ---------              --------



Net cash used in operating activities                   (10,709)              (8,391)              (25,930)
                                                     -----------           ----------              --------



Cash flows from investing activities:



    Purchases of marketable securities                  (20,255)             (99,752)             (219,933)

    Maturities of marketable securities                   27,117              104,235               233,401

    Acquisition of business net of cash acquired               -                    -               (4,092)

    Unrealized holding loss of available for sale              1                    2                   (3)
         marketable securities

    Additions to property and equipment                    (422)                (220)               (1,213)
                                                      ---------            ---------              ---------



Net cash provided by (used in) investing activities        6,441                4,265                 8,160
                                                       ---------             --------              --------



Cash flows from financing activities:



    Net proceeds from issuance of common stock                90                  177                   331

    Borrowing from notes payable arrangements              5,000                  140                     -

    Repayment of notes payable                               (9)                 (31)                     -

    Repayments of capital lease obligations                (260)                (241)                 (178)
                                                       ---------            ---------               -------



Net cash provided by financing activities                  4,821                45                      153
                                                      ----------         ------------                ------





816623.6
                                       F-5




                                                                 1998                  1997                  1996
                                                                 ----                  ----                  ----



Net (decrease) increase in cash and cash equivalents                553              (4,081)              (17,617)

Cash and cash equivalents at beginning of period                  1,274                5,355                22,972
                                                              ---------            ---------               -------



Cash and cash equivalents at end of period                      $ 1,827              $ 1,274              $  5,355
                                                                =======              =======              ========



Supplemental schedule of cash flow information:                $    503              $ 1,072               $    87
    Cash paid during the year for interest



Noncash investing and financing activities:

    Acquisition of fixed assets financed by capital          $        -             $     38               $   544
    leases

    Common stock issued for convertible subordinated
    note                                                        $ 8,687            $       -             $       -

    Warrants issued for guaranteed line of credit               $ 1,938            $       -             $       -



Reconciliation of assets acquired and liabilities assumed:



    Fair value of assets acquired                                                                          $27,092

    Liabilities assumed                                                                                     23,000

    Cash paid for acquisition                                                                             $  4,092


The accompanying notes are an integral part of the financial statements.


816623.6
                                       F-6

HemaSure Inc.
Notes to Consolidated Financial Statements

A.         THE COMPANY:

Nature of the Business

           HemaSure Inc. (the "Company") is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's currently-marketed blood filtration product is designed for use by blood centers and hospital blood banks worldwide. From the Company's inception through the first quarter of fiscal 1996, HemaSure has sold non-blood related filter products primarily to Sepracor Inc. ("Sepracor"), a related party, for use in chemical processing applications. Subsequently and throughout 1997, the Company's revenue was derived from the commercial sales of its LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product. The Company's collaborative research and development efforts in 1995 and 1996 were with the United States Department of the Army for blood filtration-related practices.

           The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the United States Food and Drug Administration and similar foreign regulatory authorities and agencies.

           Since its inception, the Company has suffered recurring losses from operations, accumulated deficits and at December 31, 1998 had a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. The ultimate success of the Company is dependent upon its ability to raise capital through strategic partnerships, public or private equity and/or debt financing and the proposed introduction of a new product into the market. However, the Company's capital requirements may change depending upon numerous factors, including compliance with regulatory requirements, the time necessary to commercialize the Company's proposed new product and the demand for the Company's proposed product. No assurance can be given that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all, or that the Company will successfully develop or effect the new product introduction into the market. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In view of the Company's current financial condition, the Company plans to manage aggressively its working capital and expenses while pursuing product sales opportunities, as well as strategic or other business relationships.

           Certain prior year amounts have been reclassified to be consistent with the current year presentation.

B.         DISCONTINUED BUSINESS:

           In May 1996,  the Company  acquired  the plasma  product unit of Novo
Nordisk A/S, a Denmark corporation ("Novo Nordisk"), through its Danish subsidiary, HemaSure A/S (the "Denmark Acquisition"). The purchase price for the transaction was comprised of a combination of Promissory Notes, Convertible Subordinated Notes (which would convert to common stock of the Company or a subsidiary of the

816623.6
                                       F-7

Company) and additional consideration payable in 1998 in cash or stock, at the option of the Company, which would not be paid in certain events. The acquisition was accounted for under the purchase method of accounting. Results of operations for the Denmark Acquisition for the period from the date of acquisition to the date of discontinuation have not been presented because the subsequent decision to discontinue the business (as described below) eliminates any comparable continuing impact on the Company's financial statements.

           The loss from operations of discontinued business of $9,550,000 in 1996 reflects the loss from the date of the acquisition. During this eight-month period, this business recorded revenues from the sale of plasma products of $8,200,000 and cost of products sold of $13,400,000. The cost of products sold includes a reserve for the write-down of inventories to the lower of cost or market of approximately $2,500,000 and loss on the sale of raw materials inventories of approximately $800,000. Operating costs of this business during this period were approximately $4,000,000.

           In January 1997, the Company and Novo Nordisk entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo
Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which was due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven; such forgiveness was reflected in the 1996 Statement of Operations as a reduction of the loss on disposal of the discontinued plasma business. The remainder of the reduction represented a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. See Note I (Convertible Subordinated Note Payable) below.

           On February 20, 1997, the Company's Board of Directors voted to discontinue the development and operation of its Danish plasma business due in large part to Pharmacia & Upjohn's ("P&U") wrongful termination of the Company's planned acquisition of P&U's plasma business in Sweden, which was part of the Company's initial strategy to enter the plasma business, as well as other factors. In connection with its exit from the plasma business, the Company recorded a one-time charge of $15,200,000 in 1996. The loss reflected management's assessment of the most probable outcome from this decision and is net of the $8,500,000 forgiveness of indebtedness and assumed the $3,000,000 forgiveness contingency (See Note J.).

           In April 1997, the Company recorded a one-time charge of $1,215,000 for severance and related charges in connection with executive management departures pursuant HemaSure's decision to focus on its core blood filtration business. At December 31, 1998 all amounts related to this charge were paid.

C.         SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

Cash and Cash Equivalents

           The Company considers all demand deposits, money market instruments and repurchase agreements to be cash and cash equivalents. Cash equivalents of $2,138,000 and $1,025,000 at December 31, 1998 and 1997, respectively, consist of repurchase agreements with a commercial bank and money market instruments with a financial management institution. The carrying amount approximates fair value because of the short maturity of those instruments.

816623.6
                                       F-8

Marketable Securities

           Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. At December 31, 1997, all marketable securities were classified as available for sale and carried at fair value, with the unrealized gains and losses, if any, reported as a separate component of stockholders' equity.

           The amortized cost of debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such accretion is included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

           The fair value of available for sale marketable securities at December 31, 1997 was $6,882,000 and represented United States Government Agency Obligations. The unrealized holding loss of available for sale marketable securities approximated $1,200 as of December 31, 1997.

           The Company's policy when applicable is to diversify the investment portfolio to reduce risk to principal from credit and investment sector risk. At December 31, 1997, investments were placed with a variety of high credit quality financial institutions or other issuers.

Inventories

           Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

           Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations. On disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. All laboratory, manufacturing and office equipment have estimated useful lives of three to 10 years.

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


816623.6
                                       F-9

Net Loss Per Share

           The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share ("EPS"). Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common share equivalents have not been included because the effect would be antidilutive. The common share equivalents of the Company consist of common stock warrants (See Note D, I and P), stock options (see Note
K) and a convertible subordinated note payable (see Note I). The Company had 4,214,000, 2,846,000 and 3,200,000 common share equivalents as of December 31, 1998, 1997 and 1996, respectively. The convertible subordinated note was converted into 827,375 shares of common stock of the Company in January 1998.

Income Taxes

           Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities reflect the estimated future tax consequences attributable to tax benefit carryforwards and to "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation reserve is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

           Net operating losses of the Company incurred while operating as a division of Sepracor are not available for carryforward because the Company's results for those periods were included in the tax returns of Sepracor. Additionally, based upon the Internal Revenue Code and changes in company ownership, utilization of the Company's net operating loss may be subject to an annual limitation.

Comprehensive Income

           In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting and display, in a full set of general purpose financial statements, of all items that are required to be recognized under accounting standards as components of comprehensive income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and changes in unrealized gains and losses on marketable securities, net of reclassification adjustments for gains and losses realized in income from the sale of securities. For all periods presented, net income and comprehensive income are the same due to the realization of all previously unrealized gains and losses in the statement of operations.

New Accounting Standards

           In February 1998, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 132 (SFAS 132), "Employees' Disclosure about Pension and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pension and postretirement benefits, and is effective for the Company's fiscal year ending December 31, 1999. SFAS 132 relates to disclosure only and will not affect the Company's financial position or results of operations.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair

816623.6
                                      F-10
value, gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 on January 1, 2000, but does not expect such adoption to have a material impact on its financial statements.

           In February 1998, The Accounting Standards Executive Committee ("AcSEC"), issued Statement of Position ("SoP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SoP 98-1, which is effective for the Company beginning January 1, 1999, to have a material effect on its financial position or results from operations.

           In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.


Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1998 and 1997 and the reported amounts of revenues and expenses during the years ended December 31, 1998, 1997 and 1996. Actual results could differ from those estimates.

D.         AGREEMENTS WITH SEPRACOR:

           The Company was formerly a wholly-owned subsidiary of Sepracor. As of March 31, 1999, Sepracor owned 42% of the common stock, $.01 par value, of the Company ("Common Stock").

           Under a Technology Transfer and License Agreement, Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the Company Field as defined in the agreement. Further, Sepracor had granted an exclusive license to the Company for any improvements to the transferred technology, which were developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer and License Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company had granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field. All licenses were royalty-free. Sepracor had also granted the Company a right of first refusal to any product, which Sepracor proposed to sell, or license a third party to sell during the Effective Period, for use within the Company Field

           In addition, beginning in April 1998, Sepracor was entitled to certain rights with respect to the registration under the Securities Act of 1933, as amended, of a total of 3,000,000 shares of Common Stock

816623.6
                                      F-11
related to the technology transfer and establishment of the Company in 1993. These rights provide that Sepracor may require the Company, on two occasions, to register shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations.

           In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. Sepracor has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. (See Notes I and P)

E.         ACCOUNTS RECEIVABLE:

           The Company's 1998 and 1997 trade receivables primarily represent amounts due for product sales. The allowance for doubtful accounts was $7,000 and $25,000 at December 31, 1998 and 1997, respectively.

           The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

F.         INVENTORIES:

           Inventories consist of the following at December 31:

(In thousands)          1998                1997
                        ----                ----

Raw materials           $ 206                $-
Finished goods            -                   158
                        ------               -----

                         $206                $158
                         ====                =====

G.         PROPERTY AND EQUIPMENT

           Property and equipment consists of the following at December 31:

(In thousands)                     1998                 1997
                                   ----                 ----
Laboratory and
           manufacturing
           equipment               $ 874                $ 894

Leased laboratory and
           manufacturing
           equipment                 505                  842

Office equipment                     759                  742

Leasehold improvements               766                  698
                                     ---                 ----

                                    2,904                3,176
Accumulated depreciation
           and amortization        (1,849)              (1,771)
                                   -------              -------


816623.6
                                      F-12

Construction in progress             1,055                1,405

                                       450                   73
                                   -------              -------

                                   $ 1,505              $ 1,478
                                   -------              -------

           Depreciation and amortization expense was $391,000, $548,000 and $622,000, in 1998, 1997 and 1996, respectively. In conjunction with its determination to discontinue manufacture of the LeukoNet System in February 1998, a provision for impairment of $475,000 for manufacturing and related assets was recorded for the period ended December 31, 1997.

           Accumulated amortization of assets under lease was $395,000 and $481,000 as of December 31, 1998 and 1997, respectively.

H.         ACCRUED EXPENSES AND COMMITMENTS AND CONTINGENCIES:

           Accrued Expenses consist of the following at December 31:

                                                 1998                      1997
                                                 ----                      ----
           (In thousands)

           Compensation                      $     43                    $  440
           Fees                                   104                       185
           Interest on notes payable               26                       347
           Customer refunds                       175                       170
           Services                               750                       500
           Miscellaneous                          451                       204


                  Total Accrued Expenses       $1,549                    $1,846
                                               ------                    ------

Lease Obligations

           The Company leased certain laboratory, research and office space from Sepracor through 1995. In 1995, the Company executed a lease for these facility requirements, which commenced in February 1996 and extend through February 2004. The lease provides for two five-year renewal options. Under the terms of the lease, the Company is required to pay its allocated share of taxes and operating costs in addition to the base annual rent.

           In 1994, the Company, in collaboration with Sepracor and certain of its other subsidiaries, executed an equipment leasing arrangement that provided for a total of $2,000,000 to these companies for purposes of financing capital equipment. In October 1996, the Company executed a separate follow-on equipment leasing arrangement that provided $1,100,000 of equipment financing through March 31, 1997. The Company has leased various laboratory, manufacturing and computer equipment under noncancelable capital leases. Terms of arrangements with the leasing company contain bargain purchase provisions at the expiration of the lease term, which range from 36 months to 42 months. In some instances, the Company is required to make a deposit of 20% of the original equipment cost, which earns interest at an annual rate of 4%. As of December 31, 1998 the Company had $177,000 on deposit at the leasing company under this leasing arrangement. Under certain circumstances, Sepracor is the guarantor of debt incurred to acquire equipment under the leasing facilities. The interest rate charged on the Company's capital leases ranges from 14% to 21%.

816623.6
                                      F-13

           Future minimum payments under all noncancelable leases in effect at December 31, 1998 are as follows:

    (In thousands)                          Operating                   Capital
    Year                                       Leases                    Leases

    1999                                          234                       253
    2000                                          236                        71
    2001                                          236                        -
    2002                                          236                        -
    2003                                          236                        -
    Thereafter                                     43                        -
                                             --------                  --------

    Total minimum                             -------                    ------
    lease payments                            $ 1,221                       324
                                              -------                    ------

    Less amount
    representing interest                                                    28
    Present value of minimum
    lease payments                                                       $  296
                                                                         ------

Based on the borrowing rates currently available to the Company for capital leases with similar terms and average maturities, the fair value of capital leases approximates the carrying value.

           The total charged to rent expense for all noncancelable leases including amounts for building maintenance, utilities and other operating costs was $833,000, $803,000, and $903,000, in 1998, 1997 and 1996, respectively.

I.         NOTES PAYABLE

           Notes payable consist of the following at December 31:

(In thousands)                                1998                      1997
                                              ----                      ----

Leasehold improvements financing        $      100                   $   109
Revolving line of credit                     5,000                       -
                                            ------                   -------

                                             5,100                       109
Less current portion                            27                        37
                                         ---------                  --------

                                         $   5,073                  $     72
                                         =========                  ========


           In March 1997, the Company exercised its right, under the lease, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments with an interest rate of 12% per annum.

           In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of December 31, 1998, the entire $5 million was outstanding under the line. The revolving line of credit, which expires in August 2000, is being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear

816623.6
                                      F-14
interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The weighted average borrowing rate for the period ended December 31, 1998 was 8.25%. For the period ended December 31, 1998, the Company recorded interest expense related to borrowings under the line of $93,000. The credit agreement requires that the Company demonstrate Year 2000 compliance by March 31, 1999 and contains other customary covenants and provisions. The bank has a first lien on all assets of the Company including its intellectual property.

           Sepracor, the Company's largest shareholder has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share, The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and is amortizing this deferred financing charge on a monthly basis over the term of the line of credit. For the period ended December 31, 1998 the Company amortized $189,000 of this deferred finance charge and recorded it as interest expense in the Statement of Operations.

J.         CONVERTIBLE SUBORDINATED NOTE PAYABLE

           In January 1997, the Company entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which was due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represented a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. The amount included in the balance sheet at December 31, 1997 and 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. In December 1997, the Company notified the holder of the note of its intent to convert in January 1998, $8,687,000 of debt, which it believes was the entire amount outstanding as of the date of conversion. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. The Company believes that such claims are without merit.

K.         Segment Information

           In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and related information", which specifies new guidelines for determining a company's operating segments and related requirements for disclosure.

           The Company operates exclusively in the blood purification business, which the Company considers to be one business segment.

Revenues from significant unaffiliated customers are as follows:

Year Ended December 31:       1998                1997                 1996
                              ----                ----                 ----

A.                            10%                 -                    -
B.                            53%                 86%                  83%


816623.6
                                      F-15

L.         STOCKHOLDERS' DEFICIT

Stock Option Plans

           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

           The Company has two stock options plans currently in effect under which future grants may be issued: the 1994 Stock Option Plan, as amended, and the 1994 Director Option Plan, as amended (collectively, the "Plans"). A total of 2,750,000 shares have been authorized by the Company for grants of options or shares, of which 144,000 are still available for grant. Stock Options granted during 1998 and 1997 generally have a maximum term of ten years and vest ratably over a period of two to five years.

           A summary of the Company's stock option activity for the years ended December 31 follows:


                                      Number of Options     Weighted Average
                                       (In thousands)        Exercise Price
--------------------------------------------------------------------------------
Outstanding at
      December 31, 1995                         950             $  3.25

Granted                                       1,478              $12.87

Exercised                                       (49)            $  3.12

Terminated                                       (6)            $  2.88
                                            --------            -------



Outstanding at
      December 31, 1996                       2,373             $  9.24

Granted                                       1,262             $  3.02

Exercised                                       (24)            $  2.25

Terminated                                   (1,592)             $12.06
                                         ----------              ------



Outstanding at
      December 31, 1997                       2,019              $ 3.25

Granted                                       2,029              $ 0.72

Exercised                                         -                   -

Terminated                                   (1,534)             $ 3.06
                                             -------             ------


Outstanding at
      December 31, 1998                       2,514              $1.31
                                              -----              -----




           At December 31, 1998, 1997 and 1996, respectively, there were 339,000, 521,000 and 277,000 options exercisable with a weighted average exercise price of $3.85, $3.42 and $2.88. The following table summarizes the status of the Company's stock options at December 31, 1998:



816623.6
                                      F-16


                                  OPTIONS OUTSTANDING                                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted                                  Number
                                                Number                  Average             Weighted           Exercisable
                                            Outstanding As             Remaining             Average              As of
                                             Of 12/31/98              Contractual           Exercise             12/31/98
             Range of Exercise Prices       (In thousands)                Life                Price           (In thousands)



$   .63       -      $     .84                1,732                       9.1          $    .63                    1

$  1.25        -      $   2.00                  565                       7.4           $  1.62                  210

$  3.37        -      $   5.50                  169                       6.7           $  3.46                   91

$ 12.38        -      $  16.25                   48                       7.3            $14.74                   37
                                             ------                       ---            ------                -----

                                              2,514                       8.5           $  1.31                  339


OPTIONS EXERCISABLE
--------------------------------------------------------------------------------

    Weighted
    Average
    Exercise
     Price



$    .81

 $  1.99

 $  3.49

  $15.46
 -------

 $  3.85

           The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $.72, $2.04 and $8.77 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 5.5%, 5.5% and 6.2%; dividend yields of 0% for all years; volatility factor of the expected market price of the Company's common stock of 75% for all years; and a weighted average expected life of the options of 5.5 years.

           During 1994 and prior to the Company's initial public offering, options to purchase 482,000 shares of Common Stock were granted under the Plans at an exercise price of $2.00 per share. The estimated fair market value on the date of grant was $4.00 per share. The Company recorded compensation expense of $89,000, $309,000 and $197,000 in 1998, 1997 and 1996, respectively, related to these options.

           In January 1998, the Company adopted a Stock Option Exchange Program. Upon employee consent, the program provides for the grant to each employee of a new stock option in exchange for the cancellation of the old stock option. The new stock option, granted at fair market value at date of issuance, will become exercisable for a number of shares of Common Stock equal to the number of shares covered by the old stock option.

           In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an aggregate of 250,000 shares of Common Stock may be purchased by employees at 85% of market value on the first or last day of each six month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Options were exercised to purchase 96,695 shares for a total of $88,000 during the year ended December 31, 1998 and 42,183 shares for a total of $47,000 during the year ended December 31, 1997. At December 31, 1998, 82,468 shares of Common Stock were reserved for future issuance under the plan.

           Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. The application of SFAS No. 123 to this employee stock purchase plan would not result in a significant difference from reported net income and earnings per share.


                              1998                   1997                  1996
                              ----                   ----                  ----


Net loss - as reported     $ (12,170)           $  (9,884)              $(40,598



816623.6
                                      F-17

Net loss - pro forma                                          $(12,610)            $(10,415)              $(43,280)

Net loss per share - as reported - basic and diluted         $   (1.35)           $   (1.22)             $   (5.03)

Net loss per share - pro forma - basic and diluted           $   (1.40)           $   (1.28)             $   (5.36)


           The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 or anticipated future option activity.

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

M.         INCOME TAXES

           The components of the Company's deferred tax assets and liabilities are as follows at December 31:

 (In thousands)                                                       1998                         1997
                                                                      ----                         ----



Deferred taxes:

     Assets

     Net operating loss carryforwards                                $21,463                    $17,596

     Research and development expense capitalization                   3,892                       3271

     Tax credit carryforwards                                            999                        762

     Inventory reserves                                                   43                        252

     Deferred compensation                                               284                         36

     Accrued charges not paid                                            466                        410

     Other                                                                21                         23

     Liabilities

     Property and equipment                                              (16)                       (153)
                                                                      ------                   ---------

                                                                      27,152                      22,197

Valuation allowance                                                  (27,152)                    (22,197)
                                                                     --------                    -------

Net deferred taxes                                                $     -                    $     -
                                                                  ==========                 ==========


Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

           The Company's statutory and effective tax rates were 34% and 0%, respectively, for 1998, 1997 and 1996. For all three years the effective tax rate was 0% due to a net operating loss and the non-recognition of any net deferred tax asset. At December 31, 1998, the Company had federal and state tax net operating loss carryforwards (NOLs) of approximately $54,000,000 and $52,000,000, respectively, to offset future regular taxable earnings. The federal and state NOLs expire at various dates through 2013 and 2003, respectively. Federal and state tax credit carryforwards of approximately $570,000 and $429,000, respectively, expire at various dates from 2010 through 2013. Based upon the Internal Revenue Code and changes in company ownership, utilization of the Company's NOLs may be subject to an annual limitation.


816623.6
                                      F-18

N.         EMPLOYEES' SAVINGS PLAN

           The Company has a 401(k) plan for all employees. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company can make a matching contribution at its discretion. In 1997, the Company provided approximately $34,000 of matching contributions. There were no employer contributions to the plan in 1998.

O.          LITIGATION

           The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall"). In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

           On October 14, 1996, in connection with the first action concerning United States Patent No. 5,451,321 (the "'321 Patent"), the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

           In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 Patent. The Company has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. The Company appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. The Company now awaits a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

           With respect to the second action concerning United States Patent No. 4,952,572 (the "'572 Patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgement of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has served a motion for summary judgment that the asserted claims of the '572 Patent are invalid as a matter of law. Discovery has been completed in the action.

           The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet product does not infringe any valid enforceable claim of the two asserted Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's financial condition and future business and operations.

           On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against P&U. In its complaint, the Company sought to receive damages arising out of the alleged breach by P&U of an agreement to sell to the Company P&U's plasma pharmaceutical business located in Stockholm, Sweden. The complaint sought compensatory, consequential and punitive damages. In September 1997, the Company reached an out-of-court settlement with P&U. The terms of settlement included a cash payment to the Company and the granting of an option to P&U to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in 1997.


816623.6
                                      F-19

P.         SUBSEQUENT EVENT

           In March 1999, Sepracor purchased an additional 1,333,334 shares of common stock of the Company for $1.50 per share and received warrants to purchase an additional 667,000 shares at a price of $1.50 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, HemaSure may require Sepracor to exercise these warrants.



816623.6
                                      F-20

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                        HEMASURE INC.


Date:  March 31, 1999   By:        /s/ John F. McGuire
                                  --------------------------------------
                                  John F. McGuire, President
                                  and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Signature                                          Title                                   Date

/s/ John F. McGuire                                President, Chief Executive                         March 31,1999
-----------------------                            Officer and Director (Principal
John F. McGuire                                    Executive Officer)


/s/ James B. Murphy                                Senior Vice President, Finance                     March 31,1999
-----------------------                            and Administration (Principal
James B. Murphy                                    Financial Officer)


                                                   Director                                           March __,1999
------------------------
Timothy J. Barberich

/s/ David S. Barlow                                Director                                           March 31,1999
------------------------
David S. Barlow

/s/ Justin E. Doheny                               Director                                           March 31,1999
------------------------
Justin E. Doheny

/s/ Rolf S. Stutz                                  Director                                           March 31,1999
------------------------
Rolf S. Stutz


816623.6
                                       S-1

                                  Exhibit Index

           The following exhibits are filed as part of this Annual Report on Form 10-K.


Exhibit No.                                  Description
-----------                                  -----------
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

4.2(10)                       Registration Rights Agreement, dated January 23, 1997, by and among the
                              Company and Novo Nordisk A/S

4.3(12)                       Registration Rights Agreement, dated as of September 15, 1998, between the Company and Sepracor.

4.4(12) Warrant Agreement, dated as of September 15, 1998, between the Company and Sepracor.

4.5(12)                       Warrant  Certificate,  dated as of  September  15,
                              1998, between the Company and Sepracor.

4.6                           Registration Rights Agreement, dated as of  March 23, 1999, between the
                              Company and Sepracor.

4.7                           Warrant  Agreement,  dated  as of  March 23,  1999, between the
                              Company and Sepracor.

4.8                           Warrant Certificate, dated  as of  March  23,  1999, between the Company and Sepracor.

10.1(10)                      1994)Stock Option Plan, as amended.

10.2(10)                      1994)Director Option Plan.

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


816623.6
                                       I-1


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



816623.6
                                       I-2





10.26(1) Settlement Agreement, dated September 1997, by and among the Company, HemaSure AB, HemaPharm Inc.,
                              Pharmacia & Upjohn Inc.
                              and Pharmacia & Upjohn AB.

10.27(11)                     1995 Employee Stock Purchase Plan, as amended.

10.28(12)                     Revolving Credit and Security Agreement,  dated as
                              of  September  15,  1998,  between the Company and
                              Fleet National Bank.

10.29(12)                     Intellectual Property Security Agreement, dated as
                              of  September  15,  1998,  between the Company and
                              Fleet National Bank.

10.30(12)                     Promissory Note, dated as of September 15, 1998, made by the Company in favor of Fleet National Bank.

10.31(12)                     Exclusive Distribution Agreement, dated as of August 14, 1998, between the Company and COBE BCT, Inc.

10.32(12)                     Amended and Restated Master Strategic Alliance Agreement between the
                              Company and the American Red Cross.

10.33                         Securities Purchase Agreement, dated as of  March 23, 1999, between the
                              Company and Sepracor.

21.1(13)                      Subsidiaries of the Company.

23.1                          Consent of PricewaterhouseCoopers  LLP

27.1                          Financial Data Schedule.

-----------------------
(1)                   Management contract or other contract or arrangement filed as an exhibit to this
                      Form pursuant to Items 14(a) and 14(c) of Form 10-K.

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




816623.6
                                                                      I-3




(9)                   Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.

(10)                  Incorporated by reference to the Company's Annual Report on Form 10-K for the
                      year ended December 31, 1996.

(11)                  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                      quarter ended June 30, 1998.

(12)                  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1998.

(13)                  Incorporated by reference to the Company's Annual Report on Form 10-K for the
                      year ended December 31, 1997.

+                     Confidential treatment requested as to certain portions.





816623.6
                                       I-4