Form 10-Q
period 1999-03-31
HEMASURE INC
filed 1999-05-17
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
        [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
                                       ......................................

                                       OR

        [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ...................  to  ...............

        Commission file number   0-23776
                                ..............................................

                                  HemaSure Inc.
      ....................................................................
             (Exact name of registrant as specified in its charter)

                 Delaware                                       04-3216862
   ....................................................    ....................
      (State or other jurisdiction of  incorporation        (I.R.S. Employer
                   or organization )                        Identification No.)

                 140 Locke Drive, Marlborough, Massachusetts 01752
        ................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                (508) 490-9500
        ................................................................
               (Registrant's telephone number, including area code)

                                Not Applicable
 ................................................................................

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

     Yes   X        No
         ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                        14,921,071
--------------------------------------                        ----------
                Class                                Outstanding at May 7, 1999

835307.2

HemaSure Inc.

INDEX
-----

                                                                                                                           Page
                                                                                                                           ----

PART I          Financial Information.

Item 1.         Financial Statements.                                                                                        1

                Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                                       1

                Consolidated Statements of Operations for the Three Month Periods Ended
                March 31, 1999 and 1998                                                                                      2

                Consolidated Statements of Cash Flows for the Periods Ended March 31, 1999
                and 1998                                                                                                     3

                Notes to Consolidated Financial Statements                                                                   4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations.                                                                                                  7

PART II         Other Information.                                                                                          11

Item 1.         Legal Proceedings.                                                                                          11

Item 2.         Changes in Securities and Use of Proceeds.                                                                  12

Item 3.         Defaults Upon Senior Securities.                                                                            12

Item 4.         Submission of Matters to a Vote of Security Holders.                                                        12

Item 5.         Other Information.                                                                                          12

Item 6.         Exhibits and Reports on Form 8-K.                                                                           12

Signatures                                                                                                                  14



835307.2

                         Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                  HemaSure Inc.
                           Consolidated Balance Sheets



(In thousands)                                             March 31,                     December 31,
                                                             1999                            1998
                                                     ---------------------       -----------------------------
ASSETS                                                    (Unaudited)

Current assets:
    Cash and cash equivalents                        $                 955       $                       1,827
    Accounts receivable                                                  6                                   -
    Inventories                                                        197                                 206
    Deferred financing costs                                         1,024                               1,024
    Prepaid expenses                                                   264                                 326
                                                     ---------------------       -----------------------------

    Total current assets                                             2,446                               3,383

Property and equipment, net                                          1,448                               1,505

Deferred financing costs long-term                                     469                                 725
Other assets                                                            50                                  42
                                                     ---------------------       -----------------------------

    Total assets                                     $               4,413       $                       5,655
                                                     =====================       =============================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)



Current liabilities:

    Accounts payable                                 $               1,136       $                       1,542
    Accrued expenses                                                 1,688                               1,549
    Notes payable - current portion                                     27                                  27
    Capital lease obligations-current portion                          201                                 228
                                                     ---------------------       -----------------------------

Total current liabilities                                            3,052                               3,346

Capital lease obligations                                               45                                  68
Notes  payable                                                       5,066                               5,073
                                                     ---------------------       -----------------------------

    Total liabilities                                                8,163                               8,487
                                                     ---------------------       -----------------------------

Stockholders' (deficit):
    Common stock                                                       104                                  91
    Additional paid-in capital                                      73,571                              71,584
    Accumulated deficit                                            (77,425)                            (74,507)
                                                     ---------------------       -----------------------------

Total stockholders' (deficit)                                       (3,750)                             (2,832)

Total liabilities and stockholders' (deficit)        $               4,413       $                       5,655
                                                     =====================       =============================


    The accompanying notes are an integral part of the financial statements.



835307.2
                                        1

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                        For The Three Month Periods Ended
                             March 31, 1999 and 1998
                                   (Unaudited)


                                                                                    Three-month periods
                                                                                      ended March 31,
                                                                ---------------------------------------------------
                                                                        (In thousands, except per share amounts)
                                                                         1999                              1998
                                                                -----------------------       ---------------------
Revenues                                                        $                     4       $                  25


Costs and expenses:

   Cost of products sold                                                            335                         657
   Research & development                                                           524                         762
   Legal expense related to patents                                                 840                       1,062
   Selling, general and administrative                                              849                       1,011
                                                                -----------------------       ---------------------
      Total costs and expenses                                                    2,548                       3,492
                                                                =======================       =====================

Loss from operations                                                             (2,544)                     (3,467)

Interest income                                                                      11                          74
Interest expense                                                                   (385)                        (36)
                                                                -----------------------       ---------------------


Net (loss)                                                                      $(2,918)                    $(3,429)
                                                                =======================       =====================

Net (loss) per share  -  basic and diluted                      $                 (0.32)      $               (0.38)
                                                                =======================       =====================

Weighted average number of shares of common                                       9,221                       8,991
   stock outstanding - basic and diluted





    The accompanying notes are an integral part of the financial statements.


835307.2
                                        2

                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



(In thousands)                                                                      Three-month periods
                                                                                      ended March 31,
                                                             -----------------------------------------------------------------
                                                                          1999                                1998
                                                             -------------------------------       ---------------------------
Cash flows from operating activities:
  Net loss                                                                           $(2,918)                          $(3,429)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Financing costs related to warrants                                                  256                                 -
    Depreciation and amortization                                                         97                               187
    Accretion of marketable securities discount                                            -                                15
    Loss on disposal of equipment                                                          -                                 5
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   (6)                              436
    Inventories                                                                            9                                13
    Prepaid expenses                                                                      62                               118
    Accounts payable and accrued expenses                                               (267)                             (591)
                                                             -------------------------------       ---------------------------

  Net cash used in operating activities                                               (2,767)                           (3,246)

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                                     -                           (15,265)
  Maturities of available-for-sale marketable securities                                   -                            17,639
  Additions to property and equipment                                                    (40)                             (136)
  Decrease in other assets                                                                (8)                                -
                                                             -------------------------------       ---------------------------

  Net cash (used in) provided from investing activities                                  (48)                            2,238

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               2,000                                 1
  Repayments of notes payable                                                             (7)                               (9)
  Repayments of capital lease obligations                                                (50)                              (60)
                                                             -------------------------------       ---------------------------

  Net cash provided from (used in) financing activities                                1,943                               (68)
                                                             -------------------------------       ---------------------------

Net (decrease) in cash and cash equivalents                                             (872)                           (1,076)

Cash and cash equivalents at beginning of period                                       1,827                             1,274
                                                             -------------------------------       ---------------------------

Cash and cash equivalents at end of period                   $                           955       $                       198
                                                             ===============================       ===========================

    The accompanying notes are an integral part of the financial statements.



835307.2
                                        3

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.         Basis of Presentation

           The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

           Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1999 and 1998.

           The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's Form 10K (File No. 0-23776), filed with the Securities and Exchange Commission on March 31, 1999.

2.         Inventories

           Inventories consist of the following:



                                                                           March 31, 1999              December 31, 1998
                                                                           --------------              -----------------


Raw Materials                                                        $                   197          $                     206
Work in progress                                                                           -                                  -
Finished goods                                                                             -                                  -
                                                                     -----------------------          -------------------------

                                                                     $                   197          $                     206
                                                                     =======================          =========================

3.         Property and Equipment

           Property and equipment consists of the following:


                                                                           March 31, 1999              December 31, 1998
                                                                           --------------              -----------------


Property and equipment                                               $                     2,904      $               2,904

Less accumulated depreciation and amortization                       $                    (1,946)     $              (1,849)
                                                                     ---------------------------      ---------------------

                                                                     $                       958      $               1,055

Construction in progress                                             $                       490      $                 450
                                                                     ---------------------------      ---------------------

                                                                     $                     1,448      $               1,505
                                                                     ===========================      =====================

4.         Convertible subordinated note payable

           In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. The amount included in the balance sheet at December 31, 1997

835307.2
           includes the effect of the Restructuring Agreement net of a $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. On January 6, 1998, $8,687,000 of debt, which the Company believes was the entire amount outstanding as of the date of conversion, was converted into Common Stock at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount.

5 In March 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of common stock of the Company and warrants to purchase and additional 667,000 shares of common stock at $1.50 per share. The warrants expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, HemaSure may require Sepracor to exercise these warrants.

6.         Net loss per share

           The net loss per share is based on the weighted average number of common stock outstanding during the period. Common Share equivalents are not included in the per share calculation where the effect of their inclusion would be antidilutive. Common Share equivalents of the Company consists of common stock warrants and stock options. The Company had 5,519,028 and 2,889,420 Common Share equivalents at March 31, 1999 and 1998, respectively.


7.         Litigation

           The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall") on its LeukoNet Prestorage Leukoreduction Filter, which is no longer made or sold by the Company. In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

           On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321 (the "'321 Patent"), the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

           In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 patent. The Company has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. The Company has appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. The Company now waits for a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

           With respect to the second action concerning U.S. Patent Nos. 4,952,572 (the "'572 patent") and 4,340,479 (the "'479 patent"), the
           Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 and '479 patents. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant and has dropped its claims that the LeukoNet product infringes the '479 patent. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action.

           On April 5, 1999, the Company and COBE BCT, Inc. filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. The Company and COBE BCT, Inc. seek declaratory relief that Pall's U.S. patent No's. 4925,572, 5,229,012, 5,344,561, 5,451,321,
           5,501,795  and  5,863,436  are  invalid


835307.2
                                        5
           and not infringed by the Company's r\LS filter and methods of using the r\LS filter. No response has been filed.

           On April 23, 1999 Pall filed a complaint against the Company and COBE BCT, Inc. in the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortuously interfered and unfairly competed with Pall's business. HemaSure was served with the complaint on April 30, 1999.

           The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet product and the r\LS filter did not infringe any valid enforceable claims of the Pall patents. The Company also believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the r\LS filter do not infringe any valid enforceable claims of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's financial condition and future business and operations.

8.         Subsequent Event

           On May 3, 1999, the Company completed a private placement financing with COBE Laboratories, Inc. ("COBE"). The financing agreement provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provides COBE with an option to purchase an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. Should COBE exercise its option, the number of shares to be issued will be based on the average closing price of the Company's common stock for the thirty-day period prior to the exercise. The financing agreement provides that COBE will have representation on the Company's Board of Directors and its representative committees and contains among other things various registration rights and anti-dilution and standstill provisions customary in such agreements.

           In connection with the financing, the Company completed an Amended and Restated Exclusive Distribution Agreement with COBE. The amended distribution agreement expands the territory in which COBE will distribute the Company's products to make it worldwide, excluding sales to the American Red Cross. In addition, the agreement provides for joint efforts related to the defense of HemaSure's products against intellectual property claims made by third parties. As in the original agreement, there is a provision for the development of additional products to be incorporated by COBE into its automated blood component equipment.


835307.2
                                        6

Item 2.                Management's Discussion and Analysis
                of Financial Condition and Results of Operations.


Results of Operations

Overview

HemaSure was established in December 1993 as a wholly owned subsidiary of Sepracor Inc. ("Sepracor"). The Company is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's products are designed for use in blood centers and hospital blood banks worldwide.

In June 1995 the Company received 510(K) premarket notification clearance from the United States Food and Drug Administration for its first generation leukoreduction system, the LeukoNet Pre-Storage Leukoreduction System ("LeukoNet System") and began commercialization of this product in the second half of 1995. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product, the r\LS System. In May 1998, the Company filed a 510(K) premarket notification application for the r\LS System. The Company began accepting orders for the r\LS outside of the U.S. in the first quarter 1999. All of the Company's other planned blood-related products are in the research and development state, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products.

The Company is subject to risks common to small companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, access to sources of capital, protection of proprietary technology and compliance with FDA regulations.

Three months ended and 1998 Revenues were $4,000 for the quarter ended compared to $25,000 in the same period in 1997. Revenues for the first quarter 1998 represent the sale of the Company's LeukoNet System. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next generation red cell filtration product. Revenues for the first quarter 1999 represent the sale of the Company's r\LS System outside of the U.S.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with low volume production.

Research and development expenses were $524,000 in the first quarter of 1999 compared to $762,000 in the first quarter of 1998. The decrease in the three month period is primarily attributable to a lower level of development costs associated with the development of the r\LS System as the Company awaits clearance of this product by the FDA.

Legal expenses related to patents were $840,000 in the first quarter of 1999 compared to $1,062,000 in the first quarter of 1998. The costs in both three-month periods are primarily associated with defending the Company's patent position in its outstanding litigation with Pall Corp.

Selling, general and administrative expenses were $849,000 in the three months ended compared to $1,011,000 in the three months ended March 31, 1998. The decrease in the three-month period is primarily attributable to lower sales and marketing costs associated with the Company's decision to focus on the development of the r\LS filter. The Company expects that such sales and marketing costs will increase upon anticipated increases in sales of its products.

Interest income for the quarter ended of $11,000 decreased compared to the quarter ended March 31, 1998 of $74,000 due to lower average cash and marketable securities balances available for investment. Interest expense

835307.2
                                        7
for the quarter ended of $385,000 increased compared to the quarter ended March 31, 1998 of $36,000 related to a note payable which was not in existence during the first quarter 1998 offset by a lower average capital lease obligation balance.

Liquidity and Capital Resources

The net decrease in cash and cash equivalents for the three months ended was $872,000. This decrease is attributable primarily to net cash used in operating activities of $2,767,000 and net cash used in investing activities of $48,000 offset in part by net cash provided from financing activities of $1,943,000.

Net cash used in operating activities is primarily attributable to the net loss of $2,918,000 and a decrease in accounts payable and accrued expense balances of $267,000, offset in part by financing costs related to warrants of $256,000, depreciation and amortization of $97,000 and lower prepaid expense balances of $62,000. Net cash provided from financing activities relates primarily to proceeds from the issuance of common stock of $2,000,000 in March 1999.

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

In March 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of common stock of the Company and warrants to purchase an additional 667,000 shares of common stock at $1.50 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, HemaSure may require Sepracor to exercise these warrants.

On May 3, 1999, the Company completed a private placement financing with COBE. The financing agreement provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provides COBE with an option to purchase an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. Should COBE exercise its option, the number of shares to be issued will be based on the average closing price of the Company's common stock for the thirty-day period prior to the exercise. The financing agreement provides that COBE will have representation on the Company's Board of Directors and its representative committees and contains, among other things, various registration rights and anti-dilution and standstill provisions customary in such agreements.

The Company believes, based on its current operating plan, that its current available cash balances together with the private placement financing completed in May 1999 with COBE will be sufficient to fund its operations into the year 2000. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

Readiness for Year 2000

          The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though

835307.2
                                        8
the other systems are themselves "Year 2000 compliant." The Company has reviewed the Year 2000 issue as it may affect the Company's business activity.

          The Company is a developer and supplier of medical devices for the blood transfusion industry. Currently, the Company has only one product available for sale outside of the United States and is awaiting approval for sale in the United States. The Company is reliant on a small number of vendors to supply the critical components for making this product, but has identified alternative suppliers as a contingency plan. Only final assembly of this product is done at the Company's Marlborough, MA facility. The Company sells primarily to blood centers and hospital blood banks and through an international distributor, and therefore there are a limited number of customers. For internal systems, the Company uses standardized software from large well-established software providers on PCs for inventory management, financial systems and general communications purposes.

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

          Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-United States businesses may not be addressing their Year 2000 issues on as timely a basis as United States businesses. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

          The Company is developing contingency plans for implementation in event that the Company, mission-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues, Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

835307.2
                                        9

          Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total less than $100,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan would not differ materially from the estimated costs. The Company has incurred approximately $30,000 through March 31, 1999 on this project, which does not include the costs to re-deploy existing staff.

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

          Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations. For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations."

          Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results to date are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future. See "-- Overview."

835307.2
                                       10

                           PART II - OTHER INFORMATION


Items  1.            Legal Proceedings.

                     The Company is a defendant in two lawsuits brought by Pall on its LeukoNet Prestorage Leukoreduction Filter, which is no longer made or sold by the Company. In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

                     On October 14, 1996, in connection with the first action concerning the '321 Patent, the Company filed a motion for summary judgment of noninfringement. Pall filed a cross motion for summary judgment of infringement at the same time.

                     In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 patent. The Company has terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. The Company has appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. Oral arguments were heard in February 1999. The Company now waits for a decision from the Federal Circuit. Remaining discovery relating to the damages phase of the first action has been completed.

                     With respect to the second action concerning the '572 patent and the '479 patent, the Company has answered the complaint stating that it does not infringe any claim of the asserted patents. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 and '479 patents. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant and has dropped its claims that the LeukoNet product infringes the '479 patent. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action.

                     On April 5, 1999, the Company and COBE BCT, Inc. filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. The Company and COBE BCT, Inc. seek declaratory relief that Pall's U.S. patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and
                     5,863,436 are invalid and not infringed by the Company's r\LS filter and methods of using the r\LS filter. No response has been filed.

                     On April 23, 1999 Pall filed a complaint against the Company and COBE BCT, Inc. in the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortuously interfered and unfairly competed with Pall's business. The Company was served with the complaint on April 30, 1999.

                     The Company believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet product and the r\LS filter do not infringe any valid enforceable claims of the Pall patents. The Company also believes, based on advice of its patent counsel, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the r\LS filter do not infringe any valid enforceable claims of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material adverse effect on the Company's financial condition and future business and operations.

835307.2

Items  2.            Changes in Securities and Use of Proceeds.

                     On  March  23,  1999,  the  Company   completed  a  private
                     placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of common stock of the Company and warrants to purchase an additional 667,000 shares of common stock at $1.50 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, HemaSure may require Sepracor to exercise these warrants.

                     On May 3, 1999, the Company completed a private placement financing with COBE, who is an accredied investor. The financing agreement provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provided COBE with an option to purchase, subject to certain conditions, an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. The number of shares to be issued will be based on the average closing price of the Company's common stock for the thirty-day period prior to the exercise.

                     In each case set forth in this Item 2, the securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).

Items  3 - 5.        None.


Item   6.            Exhibits and Reports on Form 8-K.

                                  Exhibit Index
                                  -------------

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.




   Exhibit No.                                     Description
   -----------                                     -----------

2.1(2) Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

3.1(1)         Certificate of Incorporation of the Company.

3.2(1)         By-Laws of the Company.

4.1(1) Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.

4.2(3) Registration Rights Agreement, dated January 23, 1997, by and among the Company and Novo Nordisk A/S.

4.3(4) Registration Rights Agreement, dated as of September 15, 1998, between the Company and Sepracor.

4.4(4) Warrant Agreement, dated as of September 15, 1998, between the Company and Sepracor.

4.5(4) Warrant Certificate, dated as of September 15, 1998, between the Company and Sepracor.

4.6(5) Registration Rights Agreement, dated as of March 23, 1999, between the Company and Sepracor.

835307.2
                                       12

   Exhibit No.                                     Description
   -----------                                     -----------

4.7(5) Warrant Agreement, dated as of March 23, 1999, between the Company and Sepracor.

4.8(5) Warrant Certificate, dated as of March 23, 1999, between the Company and Sepracor.

4.9 Stock Subscription Agreement, dated as of May 3, 1999, between the Company and COBE

4.10 Stockholder's Agreement, dated as of May 3, 1999, between the Company and COBE

10.1 (5) Securities Purchase Agreement, dated as of March 23, 1999, between the Company and Sepracor.

10.2 Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between the Company and COBE

10.3 Senior Management Retention Agreement, dated as of December 7, 1998, between the Company and John F. McGuire.

10.4 Senior Management Retention Agreement, dated as of December 15, 1998, between the Company and James B. Murphy.

10.5 Senior Management Retention Agreement, dated as of December 22, 1998, between the Company and Peter C. Sutcliffe.

27.1           Financial Data Schedule.

--------------------------------

           1)         Incorporated   herein  by  reference   to  the   Company's
                      Registration Statement on Form S-1, as amended (File No. 33-75930).

           2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

           3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

           4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

           5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


           b)  Reports on Form 8-K -                None


835307.2
                                       13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HemaSure Inc.


Date:      May 17, 1999                /s/ John F. McGuire
                                       -------------------------------------
                                         John F. McGuire
                                       President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:      May 17, 1999                /s/  James B. Murphy
                                       -------------------------------------
                                         James B. Murphy
                                       Senior Vice President Finance
                                            and Administration
                                       (Principal Financial Officer)

835307.2
                                       14