Form 10-Q
period 1999-06-30
HEMASURE INC
filed 1999-08-16
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                ...............................................................

                                       OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................    to ....................

Commission file number   0-23776
                         .......................................................

                                  HemaSure Inc.
 ................................................................................
             (Exact name of registrant as specified in its charter)

      Delaware                                              04-3216862
 .............................................    ...............................
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                         Identification No.)

               140 Locke Drive, Marlborough, Massachusetts 01752
 ................................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
 ................................................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ................................................................................
(Former name,former address and former fiscal year,if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      15,107,914
--------------------------------------                 -------------------
                Class                             Outstanding at August 6, 1999


860102.1

HemaSure Inc.

                                      INDEX

                                                                           Page
PART I     Financial Information

Item 1. Financial Statements. ................................................1

        Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.1

        Consolidated Statements of Operations for the Three
        and Six Month Periods Ended June 30, 1999 and 1998 ...................2

        Consolidated Statements of Cash Flows for the six month
        Periods Ended June 30, 1999 and 1998 .................................3

        Notes to Consolidated Financial Statements ...........................4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........10

PART II Other Information

Item 1. Legal Proceedings....................................................11

Item 2. Changes in Securities and use of Proceeds............................11

Item 3. Defaults Upon Senior Securities......................................12

Item 4. Submission of Matters to a Vote of Security Holders..................12

Item 5. Other Information....................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................13

Signatures..................................................................S-1




860102.1

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.





                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)                                        June 30,     December 31,
                                                        1999          1998
                                                      -------      ------------

ASSETS

Current assets:
  Cash and cash equivalents                            $7,398         $1,827
  Accounts receivable                                       6              -
  Inventories                                             255            206
  Deferred financing costs                              1,024          1,024
  Prepaid expenses                                        358            326
                                                       ------         ------

  Total current assets                                  9,041          3,383

Property and equipment, net                             1,388          1,505

Deferred financing costs long-term                        213            725
Other assets                                               50             42
                                                       ------         ------

  Total assets                                        $10,692         $5,655
                                                      =======         ======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                       $934         $1,542
  Accrued expenses                                      1,704          1,549
  Note payable - current portion                           61             27
  Capital lease obligations-current portion               185            228
                                                        -----         ------

 Total current liabilities                              2,884          3,346

Capital lease obligations                                   7             68
Note payable                                            5,050          5,073
                                                        -----          -----

 Total liabilities                                      7,941          8,487
                                                        -----          -----

Stockholders' equity (deficit):
  Common stock                                            149             91
  Additional paid-in capital                           82,500         71,584
  Accumulated deficit                                 (79,898)       (74,507)
                                                     --------       --------

 Total stockholders' equity (deficit)                   2,751         (2,832)

 Total liabilities and stockholders' equity (deficit) $10,692         $5,655
                                                      =======         ======

    The accompanying notes are an integral part of the financial statements.

860102.1


                                  HemaSure Inc.
                      Consolidated Statements of Operations
                    For The Three and Six Month Periods Ended
                             June 30, 1999 and 1998
                                  (Unaudited)

(In thousands, except
per share amounts)
                                                      Three-month periods                            Six-month periods
                                                         ended June 30,                                ended June 30,
                                                 1999                   1998                    1999                 1998
                                                 ----                   ----                    ----                 ----

Revenues                                           $9                     $-                     $13                  $25

Costs and expenses:

  Cost of products sold                           448                      -                     783                  657
  Research & development                          526                  1,249                   1,050                2,011
  Legal expense related to patents                352                    394                   1,192                1,456
  Selling, general and administrative             856                  1,252                   1,705                2,263
                                                  ---                  -----                   -----                -----

        Total costs and expenses                2,182                  2,895                   4,730                6,387
                                                -----                  -----                   -----                -----

Loss from operations                          (2,173)                (2,895)                 (4,717)              (6,362)

  Interest income                                 48                     46                      59                  120
  Interest expense                              (348)                   (14)                   (733)                 (50)
                                                -----                   ----                  -----                 ----


Net (loss)                                   $(2,473)               $(2,863)                $(5,391)             $(6,292)
                                             ========               ========                ========             ========


  Net (loss) per share  -  basic and diluted  $(0.17)                $(0.32)                 $(0.45)              $(0.70)
                                              =======                =======                 =======              =======

Weighted average number of shares of common   14,830                  9,008                   12,041               9,000
stock outstanding - basic and diluted

    The accompanying notes are an integral part of the financial statements.

                                       2


860102.1


                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                          Six-month periods
                                                                           ended June 30,
                                                                   1999                     1998
                                                                   ----                     ----
Cash flows from operating activities:
  Net loss                                                     $(5,391)                 $(6,292)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Financing costs related to warrants                             512                       -
    Depreciation and amortization                                   228                     284
    Accretion of marketable securities discount                       -                      20
    Loss on disposal of equipment                                     -                       5
  Changes in operating assets and liabilities:
    Accounts receivable                                             (6)                     436
    Inventories                                                    (49)                    (125)
    Prepaid expenses                                               (32)                     (15)
    Accounts payable and accrued expenses                         (453)                    (419)
                                                                -------                  -------

  Net cash used in operating activities                         (5,191)                  (6,106)
                                                                =======                  =======

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities               -                  (20,255)
  Maturities of available-for-sale marketable securities             -                   27,118
  Additions to property and equipment                             (111)                    (167)
  (Increase) in other assets                                        (8)
                                                                ------                   -------

  Net cash (used in) provided from investing activities           (119)                   6,696
                                                                ------                   -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        10,974                       42
  Repayments of notes payable                                       11                      (18)
  Repayments of capital lease obligations                         (104)                    (106)
                                                                 ------                  -------

  Net cash provided from (used in) financing activities         10,881                      (82)
                                                                 ------                  -------

Net increase in cash and cash equivalents                        5,571                      508
Cash and cash equivalents at beginning of period                 1,827                    1,274
                                                                 ------                  ------
Cash and cash equivalents at end of period                      $7,398                   $1,782
                                                                 ======                  ======

    The accompanying notes are an integral part of the financial statements.


860102.1

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.      Basis of Presentation

        The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

        Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1999 and 1998.

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

2.      Inventories

        Inventories consist of the following:

                                                    June 30, 1999   December 31, 1998
                                                    -------------   -----------------

        Raw Materials                                        $255         $206
        Work in progress                                        -            -
        Finished goods                                          -            -
                                                            -----         ----


                                                             $255         $206
                                                            -----         ----

3.      Property and Equipment

        Property and equipment consists of the following:

                                                     June 30, 1999   December 31, 1998
                                                     -------------   -----------------

        Property and equipment                             $2,937      $2,904

        Less accumulated depreciation and amortization    $(2,077)    $(1,849)
                                                          --------    --------

                                                             $860      $1,055

        Construction in progress                             $528        $450
                                                             ----        ----

                                                           $1,388      $1,505
                                                           ------      ------


4.      Stockholders' Equity

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

860102.1

        On May 3, 1999, the Company completed a private placement financing with COBE Laboratories, Inc. ("COBE"). The financing agreement provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provides COBE with an option to purchase an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. Should COBE exercise its option, the number of shares to be issued will be based upon the average closing price of the Company's common stock for the thirty-day period prior to the exercise. The financing agreement provides that COBE will have representation on the Company's Board of Directors and its representative committees and contains among other things various registration rights and anti-dilution and standstill provisions customary in such agreements.

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

        In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. The amount included in the balance sheet at December 31, 1997 includes the effect of the Restructuring Agreement. On January 6, 1998, $8,687,000 of debt, which is net of a $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business, was converted into Common Stock at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount.

5.      Net loss per share

        The net loss per share is based on the weighted average number of common stock outstanding during the period. Common Share equivalents are not included in the per share calculation where the effect of their inclusion would be antidilutive. Common Share equivalents of the Company consist of common stock warrants and stock options. The Company had 5,050,028 and 2,480,903 Common Share equivalents at June 30, 1999 and 1998, respectively.

6.      Litigation

        The Company is a defendant in two lawsuits brought by Pall Corporation ("Pall") on its LeukoNet Prestorage Leukoreduction Filter, which is no longer made or sold by the Company. In complaints filed in February 1996 and November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon three patents held by Pall.

        On October 14, 1996, in connection with the first action concerning U.S. Patent No. 5,451,321 (the "'321 Patent"), the Company filed a motion for summary judgment of non-infringement. Pall filed a cross motion for summary judgment of infringement at the same time.

        In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 patent. The Company terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. The Company appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. In June 1999, the U.S. Court of Appeals determined that the LeukoNet product did not infringe claim 39 of Pall Corporation's '321 patent.

        With respect to the second action concerning U.S. Patent Nos. 4,952,572 (the "'572 patent"), the Company has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, the Company has counterclaimed for declaratory judgment of invalidity, non-infringement and unenforceability

860102.1
        of the '572 patent. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgement of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. The Company supported Lydall's motion for summary judgment that the asserted claims of the '572 patent are invalid. Discovery has been completed in the action.

        On April 5, 1999, the Company and COBE BCT, Inc. ("COBE BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. The Company and COBE BCT seek declaratory relief that Pall's U.S. Patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321,
        5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss, transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and COBE BCT opposed Pall's motion. On July 16, 1999, the U.S. District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action.

        On April 23, 1999 Pall filed a complaint against the Company and COBE BCT, Inc. in the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortuously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its Complaint and added COBE Laboratories, Inc., Gambro A.B., and Sepracor Inc. as defendants. The Company and COBE BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion.

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

860102.1

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

In June 1995 the Company received 510(K) premarket notification clearance from the United States Food and Drug Administration for its first generation leukoreduction system, the LeukoNet Pre-Storage Leukoreduction System ("LeukoNet System") and began commercialization of this product in the second half of 1995. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product, the r\LS System. In May 1998, the Company filed a 510(K) premarket notification application for the r\LS System. The Company began accepting orders for the r\LS outside of the U.S. in the first quarter 1999. In May 1999, the Company received 510(K) premarket notification clearance from the United States Food and Drug Administration for its r\LS System. All of the Company's other planned blood-related products are in the research and development state, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products.

The Company is subject to risks common to small companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, access to sources of capital, protection of proprietary technology and compliance with FDA regulations.

Three and six months ended June 30, 1999 and 1998

The Company recorded revenues of $9,000 for the quarter ended June 30, 1999 compared to no revenues in the same period in 1998. Revenues were $13,000 for the first six months of 1999 compared to $25,000 for the first six months of 1998. Revenues for all periods presented represent sales of the Company's leukocyte filtration products.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with low-volume production.

Research and development expenses were $526,000 in the second quarter of 1999 compared to $1,249,000 in the second quarter of 1998, and were $1,050,000 in the six months ended June 30, 1999 compared to $2,011,000 in the six months ended June 30, 1998. The decrease in both the three and six month periods is primarily attributable to costs associated with the development of the Company's next generation red cell filtration system, the r\LS system, for which a majority of the effort was expended in the 1998 period.

Legal expenses related to patents were $352,000 in the second quarter of 1999 compared to $394,000 in the second quarter of 1998, and were $1,192,000 in the six months ended June 30, 1999 compared to $1,456,000 in the six months ended June 30, 1998. The expenses in both the three and six month periods are related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. The Company anticipates such costs in 1999 to continue to decline from the 1998 levels as litigation activities related to our former product are expected to diminish.

Selling, general and administrative expenses were $856,000 in the three months ended June 30, 1999 compared to $1,252,000 in the three months ended June 30, 1998, and were $1,705,000 in the first six months of 1999 compared to $2,263,000 in the first six months of 1998. The decrease in the three and six month periods is primarily

860102.1
attributable to lower sales and marketing costs associated with the Company's decision in 1998 to discontinue making and selling the LeukoNet filter. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.

Interest income for the six month period ended June 30,1999 decreased compared to the six months ended June 30, 1998 due to lower average cash and marketable securities balances available for investment. Interest expense for the three and six month periods ended June 30, 1999 increased compared to the same periods in 1998 related to a note payable and the amortization of deferred financing costs which were not in existence in 1998 offset, in part, by a lower average capital lease obligation balance.

Liquidity and Capital Resources

The net increase in cash and cash equivalents for the three months ended was $5,571,000. This increase is attributable primarily to net cash provided from financing activities of $10,881,000 offset in part by net cash used in operating activities of $5,191,000 and net cash used in investing activities of $119,000.

Net cash provided from financing activities relates primarily to proceeds from the issuance of common stock of $2,000,000 in March 1999 and $9,000,000 in May 1999. Net cash used in operating activities is primarily attributable to the net loss of $5,391,000 and a decrease in accounts payable and accrued expense balances of $453,000, offset in part by financing costs related to warrants of $512,000 and depreciation and amortization of $228,000. Net cash used in investing activities relates primarily to the addition of property and equipment of $111,000.

In January 1997, the Company entered into a Restructuring Agreement of the debt related to its acquisition of Novo Nordisk's plasma products unit. The amount included in the balance sheet at December 31, 1997 includes the effect of the Restructuring Agreement. On January 6, 1998, $8,687,000 of debt, which is net of a $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business, was converted into Common Stock at a conversion price of $10.50 per share, or 827,375 shares, pursuant to the terms of the note. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount.

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

The Company believes, based on its current operating plan, that its current available cash balances together with the private placement financing completed in May 1999 with COBE will be sufficient to fund its operations through the first quarter of the year 2000. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

860102.1

Readiness for Year 2000

        The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though the other systems are themselves "Year 2000 compliant." The Company has reviewed the Year 2000 issue as it may affect the Company's business activity.

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

        The Company has implemented a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities, which will be modified as circumstances change. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Correction, Validation and Implementation. A heightened emphasis on completion will continue through the third quarter. Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team has been established and an overall strategy created. During Assessment, all internal systems, products and supply chain partners have been inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation will continue through 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment.

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

860102.1

Company, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

         The Company is developing contingency plans for implementation in event that the Company, mission-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

         Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total less than $100,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan would not differ materially from the estimated costs. The Company has incurred approximately $50,000 through June 30, 1999 on this project, which does not include the costs to re-deploy existing staff.

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

         Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations. A more complete discussion of risks and uncertainties involving the Company's business is contained in the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 1998 under the heading "Factors That May Affect Future Results of Operations."

         Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results to date are not necessarily meaningful and expects that its results of operations may fluctuate from period to period in the future. See "-- Overview."


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable
                                       10

860102.1

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

On October 14, 1996, in connection with the first action concerning the '321 Patent, the Company filed a motion for summary judgment of non-infringement.Pall filed a cross motion for summary judgment of infringement at the same time.

In October 1997, the Eastern District of New York granted in part Pall's summary judgment motion and held that the LeukoNet product infringes a single claim from the '321 patent. The Company terminated the manufacture, use, sale and offer for sale of the filter subject to the court's order. The Company appealed the October 1997 decision to the Court of Appeals for the Federal Circuit. In June 1999, the U.S. Court of Appeals determined that the LeukoNet product did not infringe claim 39 of Pall Corporation's '321 patent.

With respect to the second action concerning the '572 patent, the Company has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, the Company has counterclaimed for declaratory judgment of invalidity, non-infringement and unenforceability of the'572 patent. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of non-infringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported the Company's motion for summary judgment of non-infringement, and has filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. The Company supported Lydall's motion for summary judgment that the asserted claims of the '572 patent are invalid. Discovery has been completed in the action.

On April 5, 1999, the Company and COBE BCT, Inc. filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. The Company and COBE BCT, Inc. seek declaratory relief that Pall's U.S. Patent No's. 4925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss, transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and COBE BCT opposed Pall's motion. On July 16, 1999, the U.S. District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action.

On April 23, 1999 Pall filed a complaint against the Company and COBE BCT, Inc. in the Eastern District of New York alleging that HemaSure's r\LS filter infringes Pall's '572 patent, tortuously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its Complaint and added COBE Laboratories, Inc., Gambro A.B., and Sepracor Inc. as defendants. The Company and COBE BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion.

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


Item 2. Changes in Securities and Use of Proceeds.

On March 23, 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of common stock of the Company and warrants to purchase an additional 667,000 shares of common stock at $1.50 per share. The warrants will expire in the year 2004 and

860102.1
have   certain  registration    rights    associated  with    them.  In  certain
circumstances, HemaSure may require Sepracor to exercise these warrants.

On May 3, 1999, the Company completed a private placement financing with COBE. The financing agreement provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provided COBE with an option to purchase, subject to certain conditions, an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. The number of shares to be issued will be based on the average closing price of the Company's common stock for the thirty-day period prior to the exercise.

         In each case set forth in this Item 2, the securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).


Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 10, 1999, the following proposals were adopted by the vote specified below.

                   Proposal                                 For         Withheld

             Election of Directors

           Timothy J. Barberich                          9,042,296        10,700
           John F. McGuire, III                          9,042,296        10,700
           Rolf S. Stutz                                 9,042,296        10,700
           David S. Barlow                               9,042,296        10,700
           Justin E. Doheny                              9,042,296        10,700
           Edward C. Wood                                9,042,296        10,700
           Frank Corbin                                  9,042,296        10,700


                                                            For           Against        Abstain         Broker Nonvotes (1)
                                                            ---           -------        -------         -------------------

Amendments to the Company's 1995
  Employee Stock Purchase Plan                           5,485,721        42,050         16,946              3,508,279

Amendments to the Company's 1994
       Stock Option Plan
                                                         5,437,263        94,934         12,520              3,508,279

Amendment to the Company's
  Certificate of Incorporation                           9,014,026        28,650         10,320




(1) Votes counted for purposes of determining whether a quorum is present for the meeting but indicates that the broker or other holder was not authorized by the beneficial owner to cast a vote on certain proposals but was authorized to cast (and did cast) a vote on at least one other proposal.

Item 5. None

860102.1

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit Index

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.


Exhibit No.                    Description

2.1(2)  Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.
3.1(1)  Certificate of Incorporation of the Company.
3.2(1)  By-Laws of the Company.
4.1(1)  Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.
4.2(3)  Registration Rights Agreement, dated January 23, 1997, by and among the Company and Novo Nordisk  A/S
4.3(4)  Registration Rights Agreement, dated as of September 15, 1998, between the Company and Sepracor.
4.4(4)  Warrant  Agreement,  dated as of  September  15,  1998, between the Company and Sepracor.
4.5(4)  Warrant Certificate, dated as of September 15, 1998, between the Company and Sepracor.
4.6(4)  Registration Rights Agreement, dated as of March 23, 1999, between the Company and Sepracor.
4.7(5)  Warrant Agreement, dated as of March 23, 1999, between the Company and Sepracor.
4.8(5)  Warrant Certificate, dated as of March 23, 1999, between the Company and Sepracor.
4.9(6)  Stock Subscription Agreement, dated as of May 3, 1999, between the Company and COBE.
4.10(6) Stockholder's Agreement, dated as of May 3, 1999, between the Company and COBE.
10.1(5) Securities Purchase Agreement, dated as of March 23, 1999, between the Company and Sepracor.
10.2(6) Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between the Company and COBE.
10.3(6) Senior Management Retention Agreement, dated as of December 7, 1998, between the Company and John F. McGuire.
10.4(6) Senior Management Retention Agreement, dated as of December 15, 1998, between the Company and James B. Murphy.
10.5(6) Senior Management Retention Agreement, dated as of December 22, 1998, between the Company and Peter C. Sutcliffe.
10.6    Master Purchase Agreement, dated as of July 1, 1999, between the Company and The American National Red Cross.
27.1    Financial Data Schedule.

--------------------

1       Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75930).
2       Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
3       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
4       Incorporated by reference to the Company's  Quarterly  Report on Form 10-Q for the quarter ended September 30, 1998.
5       Incorporated  herein by reference to the Company's  Annual  Report on Form 10-K for the year ended  December  31, 1998.
6       Incorporated  herein by reference to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999.

(b)     Reports on Form 8-K -  None



860102.1

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HemaSure Inc.


Date:   August  16, 1999                         /s/ John F. McGuire
                                  ----------------------------------------------
                                                John F. McGuire
                                     President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:   August  16, 1999                          /s/ James B. Murphy
                                    --------------------------------------------
                                                  James B. Murphy
                                           Senior Vice President Finance
                                                 and Administration
                                           (Principal Financial Officer)



                                       S-1

860102.1