Form 10-Q
period 1999-09-30
HEMASURE INC
filed 1999-11-15
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

 .............................................................................

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................... to ......................

Commission file number 0-23776
 ...............................................................................

                                 HemaSure Inc.
 ...............................................................................
             (Exact name of registrant as specified in its charter)

               Delaware                                        04-3216862
 ..............................................          .......................
(State or other jurisdiction of incorporation              (I.R.S. Employer
            or organization )                             Identification No.)

                140 Locke Drive, Marlborough, Massachusetts 01752
 ...............................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
 ...............................................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ...............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share               15,804,269
     --------------------------------------           -------------------
                     Class                      Outstanding at November 5, 1999

HemaSure Inc.
                                      INDEX

                                                                            Page


PART I               Financial Information

Item 1.  Financial Statements........................................................................1

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..................1

         Consolidated Statements of Operations for the Three and Nine Month Periods Ended
           September 30, 1999 and 1998...............................................................2

         Consolidated Statements of Cash Flows for the Nine Month Periods Ended
           September 30, 1999 and 1998...............................................................3

         Notes to Consolidated Financial Statements..................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................11

PART II  Other Information

Item 1.  Legal Proceedings..........................................................................12

Item 2.  Changes in Securities and Use of Proceeds..................................................13

Item 3.  Defaults Upon Senior Securities............................................................13

Item 4.  Submission of Matters to a Vote of Security Holders........................................13

Item 5.  Other Information..........................................................................13

Item 6.  Exhibits and Reports on Form 8-K...........................................................13

Signatures.........................................................................................S-1


                         Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                  HemaSure Inc.
                           Consolidated Balance Sheets
(In thousands)                                               September 30,                   December 31,
                                                                  1999                           1998
                                                           -----------------               ----------------

ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                         $5,339                        $1,827
  Accounts receivable                                                  124                            --
  Inventories                                                          278                           206
  Deferred financing costs                                             981                         1,024
  Prepaid expenses                                                     160                           326
                                                                  --------                      --------

  Total current assets                                               6,882                         3,383

Property and equipment, net                                          1,339                         1,505

Deferred financing costs long-term                                      --                           725
Other assets                                                            50                            42
                                                                  --------                      --------
  Total assets                                                      $8,271                        $5,655
                                                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                    $610                        $1,542
  Accrued expenses                                                   1,661                         1,549
  Note payable -- current portion                                       30                            27
  Capital lease obligations-current portion                             92                           228
                                                                  --------                      --------

 Total current liabilities                                           2,393                         3,346

Capital lease obligations                                               --                            68
Note payable                                                         5,049                         5,073

 Total liabilities                                                   7,442                         8,487
                                                                  --------                      --------

Stockholders' equity (deficit):
  Common stock                                                         152                            91
  Additional paid-in capital                                        83,118                        71,584
  Accumulated deficit                                              (82,441)                      (74,507)
                                                                  --------                      --------

 Total stockholders' equity (deficit)                                  829                        (2,832)
                                                                  --------                      --------

 Total liabilities and stockholders' equity (deficit)               $8,271                        $5,655
                                                                  ========                      ========


    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                   For The Three and Nine Month Periods Ended
                           September 30, 1999 and 1998
                                   (Unaudited)



(In thousands, except per share                           Three-month periods               Nine-month periods
amounts                                                   ended September 30,               ended September 30,
                                                         1999            1998               1999            1998
                                                         ----            ----               ----            ----
Revenues                                                 $119              $--                $132            $25

Costs and expenses:
  Costs of products sold                                  649               --               1,432            657
  Research & development                                  532              855               1,582          2,866
  Legal expense related to patents                        123              857               1,315          2,313
  Selling, general and administrative                   1,051              955               2,756          3,218
                                                      -------          -------             -------        -------

           Total costs and expenses                     2,355            2,667               7,085          9,054
                                                      -------          -------             -------        -------

Loss from operations                                   (2,236)          (2,667)             (6,953)        (9,029)

  Interest income                                          73               13                 132            133
  Interest expense                                       (380)             (28)             (1,113)           (78)
                                                      -------          -------             -------        -------

Net loss                                               $(2543)         $(2,682)            $(7,934)       $(8,974)
                                                      =======          =======             =======        =======

  Net loss per share -- basic and                      $(0.17)          $(0.30)             $(0.61)        $(1.00)
 diluted                                              =======           ======             =======        =======


Weighted average number of shares                      15,145            9,043              13,087          9,014
of common stock outstanding --
basic and diluted


    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


(In thousands)                                                                          Nine-month periods
                                                                                        ended September 30,
                                                                          ------------------------------------------

                                                                                      1999              1998
                                                                          ------------------------------------------

Cash flows from operating activities:
  Net loss                                                                         $(7,934)          $(8,974)
  Adjustments to reconcile net loss to net cash used in operating activities
    Financing costs related to warrants                                                768                --
    Depreciation and amortization                                                      359               396
    Accretion of marketable securities discount                                         --                20
    Loss on disposal of equipment                                                       --                 5
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (124)              436
    Inventories                                                                        (72)             (151)
    Prepaid expenses                                                                   166               (37)
    Accounts payable and accrued expenses                                             (820)              (96)
                                                                                   -------           -------

  Net cash used in operating activities                                             (7,657)           (8,401)
                                                                                   -------           -------

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                                  --           (20,255)
  Maturities of available-for-sale marketable securities                                --            27,118
  Additions to property and equipment                                                 (193)             (338)
  Increase in other assets                                                              (8)               --
                                                                                   -------           -------
  Net cash (used in) provided from investing activities                               (201)            6,525
                                                                                   -------           -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            11,595                43
  Borrowing from notes payable arrangements                                             --             3,000
  Repayments of notes payable                                                          (21)              (18)
  Repayments of capital lease obligations                                             (204)             (184)
                                                                                   -------           -------
  Net cash provided from financing activities                                       11,370             2,841
                                                                                   -------           -------

Net increase in cash and cash equivalents                                            3,512               965
Cash and cash equivalents at beginning of period                                     1,827             1,274
                                                                                   -------           -------
Cash and cash equivalents at end of period                                          $5,339            $2,239
                                                                                   =======           =======


    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.

                   Notes To Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1999 and 1998.

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

2.       Inventories

         Inventories consist of the following:


                                                              September 30, 1999      December 31, 1998
                                                              ------------------      -----------------
Raw Materials                                                        $211                   $206
Work in progress                                                       44                     --
Finished goods                                                         23                     --
                                                                   ------                 ------
                                                                     $278                   $206
                                                                   ------                 ------

3.       Property and Equipment

Property and equipment consists of the following:



                                                              September 30, 1999       December 31, 1998
                                                              ------------------       -----------------

Property and equipment                                               $2,927                 $2,904

Less accumulated depreciation and amortization                       (2,208)                (1,849)
                                                                     ------                 ------

                                                                        719                  1,055

Construction in progress                                                620                    450
                                                                     ------                 ------

                                                                     $1,339                 $1,505
                                                                     ------                 ------

4.       Stockholders' Equity (Deficit)

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

         On May 3, 1999, the Company completed a private placement financing with COBE Laboratories, Inc. ("COBE"). The financing agreement provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provides COBE with an option to purchase an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. In October 1999, COBE exercised this option and purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of Hemasure stock for the 30 days prior to the exercise date of October 5, 1999. The financing agreement provides that COBE will have representation on the Company's Board of Directors and its representative committees and contains among other things various registration rights and anti-dilution and standstill provisions customary in such agreements.

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

5.       Net loss per share

         The net loss per share is based on the weighted average number of common stock outstanding during the period. Potential common stock is not included in the per share calculation where the effect of its inclusion would be antidilutive. Potential common stock of the Company consists of common stock warrants and stock options. The Company had 5,061,128 and 4,582,028 shares of potential common stock at September 30, 1999 and 1998, respectively.

6.       Litigation

         The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") on its LeukoNet Prestorage Leukoreduction Filter, which is no longer made or sold by the Company. In a complaint filed November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon two patents held by Pall. Pall dropped its allegations concerning infringment of one of the patents and alleges only that the Company's LeukoNet filter infringed U.S. Patent No. 4,952,572 ("the '572 Patent").

         With respect to the allegations concerning the '572 patent, the Company has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported the Company's motion for summary judgment of noninfringement, and has filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. The Company supported Lydall's motion for summary judgment that the asserted claims of the '572 patent are invalid. Discovery has been completed in the action.

         On April 5, 1999, the Company and COBE BCT, Inc. ("COBE BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. The Company and COBE BCT seek declaratory relief that Pall's U.S. Patent No's. 4,925,572, 5,229,012, 5,344,561,
         5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and COBE BCT opposed Pall's motion. On July 16, 1999, the U.S. District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding.

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

         A prior lawsuit brought by Pall Corporation in February 1996 has concluded. In June 1999, the U.S. Court of Appeals for the Federal Circuit determined that the LeukoNet product did not infringe claim 39 of Pall Corporation's U.S. Patent No. 5,451,321 and Pall has not appealed that decision.

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

7.       Subsequent event

         In October 1999, COBE Laboratories, Inc. exercised its option to purchase an additional $3,000,000 of the Company's common stock as part of its May 1999 private placement of $9,000,000. In connection with the exercise of its option, COBE purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999.

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

In June 1995 the Company received 510(K) premarket notification clearance from the United States Food and Drug Administration for its first generation leukoreduction system, the LeukoNet Pre-Storage Leukoreduction System ("LeukoNet System") and began commercialization of this product in the second half of 1995. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product, the r\LS System. In May 1998, the Company filed a 510(K) premarket notification application for the r\LS System. The Company began accepting orders for the r\LS outside of the U.S. in the first quarter 1999. In May 1999, the Company received 510(K) premarket notification clearance from the United States Food and Drug Administration for its r\LS System. All of the Company's other planned blood-related products are in the research and development stage, and certain of these products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on development and commercial acceptance of these blood-related products.

The Company is subject to risks common to small companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, access to sources of capital, protection of proprietary technology and compliance with FDA regulations.

Three and nine months ended September 30, 1999 and 1998

The Company recorded revenues of $119,000 for the quarter ended September 30, 1999 compared to no revenues in the same period in 1998. Revenues were $132,000 for the first nine months of 1999 compared to $25,000 for the first nine months of 1998. Revenues for all periods presented represent sales of the Company's leukocyte filtration products.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with low-volume production.

Research and development expenses were $532,000 in the second quarter of 1999 compared to $855,000 in the second quarter of 1998, and were $1,582,000 in the nine months ended September 30, 1999 compared to $2,866,000 in the nine months ended September 30, 1998. The decrease in both the three and nine month periods is primarily attributable to costs associated with the development of the Company's next generation red cell filtration system, the r\LS system, for which a majority of the effort was expended in the 1998 periods. Research and development costs could increase in the future as the Company continues to address the need for additional filtration products for its customers.

Legal expenses related to patents were $123,000 in the second quarter of 1999 compared to $857,000 in the second quarter of 1998, and were $1,315,000 in the nine months ended September 30, 1999 compared to $2,313,000 in the nine months ended September 30, 1998. The expenses in both the three and nine month periods are related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. The

Company anticipates such costs in 1999 to continue to decline from the 1998 levels as litigation activities related to its former product are expected to diminish.

Selling, general and administrative expenses were $1,051,000 in the three months ended September 30, 1999 compared to $955,000 in the three months ended
September 30, 1998, and were $2,756,000 in the first nine months of 1999 compared to $3,218,000 in the first nine months of 1998. The decrease in the nine month period is primarily attributable to lower general corporate spending in an effort to streamline costs during a period in which the Company was not generating revenues. Sales and marketing and administrative costs may increase in future periods from current levels as the Company continues its efforts to expand sales of its blood filtration products.

Interest income for the three month period ended September 30, 1999 increased compared to the three months ended September 30, 1998 due to higher average cash and marketable securities balances available for investment. Interest expense for the three and nine month periods ended September 30, 1999 increased compared to the same periods in 1998 related to a note payable and the amortization of deferred financing costs which were initiated in September 1998 offset, in part, by a lower average capital lease obligation balance.

Liquidity and Capital Resources

The net increase in cash and cash equivalents for the nine months ended was $3,512,000. This increase is attributable primarily to net cash provided from financing activities of $11,370,000 offset in part by net cash used in operating activities of $7,657,000 and net cash used in investing activities of $201,000.

Net cash provided from financing activities relates primarily to proceeds from the issuance of common stock of $11,000,000. Net cash used in operating activities is primarily attributable to the net loss of $7,934,000, an increase in accounts receivable of $124,000 and a decrease in accounts payable and accrued expense balances of $820,000, offset in part by financing costs related to warrants of $768,000 and depreciation and amortization of $359,000. Net cash used in investing activities relates primarily to the addition of property and equipment of $193,000.

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

On May 3, 1999, the Company completed a private placement financing with COBE. The financing agreement provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provided COBE with an option to purchase an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. In October 1999, COBE exercised this option. In connection with the exercise of this option, COBE purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999. The financing agreement provides that COBE will have representation on the Company's Board of Directors and its representative committees and contains, among other things, various registration rights and anti-dilution and standstill provisions customary in such agreements.

The Company believes, based on its current operating plan, that its current available cash balances will be sufficient to fund its operations through the first quarter of the year 2000. The Company expects to continue to evaluate the need for additional capital over the remainder of 1999 in order to expand the manufacturing capacity for the r\LS system and fund related working capital and general corporate financing requirements. Possible sources of such additional capital could include strategic partnerships, public or private equity and/or debt financing. No assurance can be given, however, that the Company will be able to obtain additional financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to the Company, the Company may be unable to continue to commercialize the r\LS system or complete the development of its proposed products and/or market such products successfully, or to continue its current operations as presently conducted, if at all, beyond the first quarter 2000. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

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

The Company is a developer and supplier of medical devices for the blood transfusion industry. Currently, the Company has only one product available for sale. The Company is reliant on a small number of vendors to supply the critical components for making this product, but has identified alternative suppliers as a contingency plan. Only final assembly of this product is done at the Company's Marlborough, MA facility. The Company sells primarily to blood centers and hospital blood banks and through an international distributor, and therefore there are a limited number of customers. For internal systems, the Company uses standardized software from large well-established software providers on PCs for inventory management, financial systems and general communications purposes.

The Company has implemented a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities, which will be modified as circumstances change. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Correction, Validation and Implementation. A heightened emphasis on completion will continue through the fourth quarter. Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team has been established and an overall strategy created. During Assessment, all internal systems, products and supply chain partners have been inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business. Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation will continue through 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment.

The Company has completed the installation of an upgraded manufacturing system, which is Year 2000 compliant. Validation of this system is ongoing. Installation of its Year 2000 compliant internal communications system has also been completed. The Company is in the process of upgrading its financial reporting system with its current provider to be Year 2000 compliant. The Company continues to assess all of its internal systems for operational effectiveness and efficiency beyond Year 2000 concerns.

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

Although it is difficult to estimate the total costs of implementing the Plan through June 1999 and beyond, the Company's preliminary estimate is that such costs will total approximately $100,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan would not differ materially from the estimated costs. The Company has incurred approximately $75,000 through September 30, 1999 on this project, which does not include the costs to re-deploy existing staff.

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


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.

         Not Applicable

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") on its LeukoNet Prestorage Leukoreduction Filter, which is no longer made or sold by the Company. In a complaint filed November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet product infringes upon two patents held by Pall. Pall dropped its allegations concerning infringment of one of the patents and alleges only that the Company's LeukoNet filter infringed U.S. Patent No. 4,952,572 ("the '572 Patent").

With respect to the allegations concerning the '572 patent, the Company has answered the complaint stating that it does not infringe any claim of the asserted patent. Further, the Company has counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 patent. Pall has amended its Complaint to add Lydall, Inc. whose subsidiary supplied filter media for the LeukoNet product, as a co-defendant. The Company has filed for summary judgment of noninfringement, and Pall has cross-filed for summary judgment of infringement at the same time. Lydall supported the Company's motion for summary judgment of noninfringement, and has filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. The Company supported Lydall's motion for summary judgment that the asserted claims of the '572 patent are invalid. Discovery has been completed in the action.

On April 5, 1999, the Company and COBE BCT, Inc. ("COBE BCT") filed a complaint for declaratory relief against Pall in the U.S. District Court of Colorado. The Company and COBE BCT seek declaratory relief that Pall's U.S. Patent No's. 4,925,572, 5,229,012, 5,344,561, 5,451,321, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS filter and methods of using the r\LS filter. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and COBE BCT opposed Pall's motion. On July 16, 1999, the U.S. District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding.

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

A prior lawsuit brought by Pall Corporation in February 1996 has concluded. In June 1999, the U.S. Court of Appeals for the Federal Circuit determined that the LeukoNet product did not infringe claim 39 of Pall Corporation's U.S. Patent No. 5,451,321 and Pall has not appealed that decision.

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

On May 3, 1999, the Company completed a private placement financing with COBE. The financing agreement provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The agreement also provided COBE with an option to purchase, subject to certain conditions, an additional $3,000,000 of common stock of the Company at any time between August 3, 1999 and May 3, 2000. In October 1999, COBE exercised this option. In connection with the exercise of this option, COBE purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999.

In each case set forth in this Item 2, the securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).

Item 3.  None

Item 4.  None

Item 5.  None

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

10.2(6) Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between the Company and COBE.

10.3(6) Senior Management Retention Agreement, dated as of December 7, 1998, between the Company and John F. McGuire.

10.4(6) Senior Management Retention Agreement, dated as of December 15, 1998, between the Company and James B. Murphy.

10.5(6) Senior Management Retention Agreement, dated as of December 22, 1998, between the Company and Peter C. Sutcliffe.

10.6(7) Master Purchase Agreement, dated as of July 1, 1999, between the Company and The American National Red Cross.

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

7 Incorporated herein by reference to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1999.

(b)      Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HemaSure Inc.

Date:  November 15, 1999                         /s/ John F. McGuire
                                ------------------------------------------------
                                                   John F. McGuire
                                         President and Chief Executive Officer
                                              (Principal Executive Officer)



Date:  November 15, 1999                         /s/ James B. Murphy
                                ------------------------------------------------
                                                   James B. Murphy
                                            Senior Vice President, Finance
                                                  and Administration
                                            (Principal Financial Officer)