Form 10-K
period 1999-12-31
HEMASURE INC
filed 2000-03-30
CIK 919745

As filed with the Securities and Exchange Commission on March 30, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

         [ ]           TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from .............. to ...............

               Commission file number 0-19410

                                  HemaSure Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 04-3216862
---------------------------------                 --------------
     State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization               Identification No.)

           140 Locke Drive
      Marlborough, Massachusetts                         01752
 ---------------------------------------               --------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code              (508) 485-6850
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
         None                                           None
     -------------------             -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


906583.4

                     Common Stock, par value $.01 per share
            --------------------------------------------------------
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $102,138,300 on March 24, 2000.

Number of shares outstanding of the registrant's class of common stock as of March 24, 2000: 19,795,667.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2000 Annual Meeting of Stockholders - Part III



906583.4

                                EXPLANATORY NOTE

          This Annual Report on Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "Forward-Looking Statements"). Forward-Looking Statements are included with respect to various aspects of the Company's strategy and operations, including but not limited to, its product development efforts, including regulatory requirements and approvals; potential development and strategic alliances; and the Company's liquidity and capital resources. Each Forward-Looking Statement that the Company believes is material is accompanied by cautionary statements identifying important factors that could cause actual results to differ materially from those described in the Forward-Looking Statement. The cautionary statements are set forth following the Forward-Looking Statement, and/or in other sections of the Annual Report on Form 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K.

906583.4

                                     PART I

Item 1.      Business

Overview


     HemaSure Inc. (the "Company") was incorporated as a Delaware corporation in December 1993. Its principal executive offices are located at 140 Locke Drive, Marlborough, Massachusetts 01752. The shares of its common stock, par value $.01 per share (the "Common Stock"), trade on the OTC Bulletin Board under the symbol "HMSR".

     The Company develops and supplies innovative blood filtration technologies designed to help meet today's increasing demand for a safer, more reliable blood supply. Its blood filtration technologies are designed to reduce virus-carrying white blood cells (leukocytes) in donated blood to nominal levels (a process known as "leukoreduction").

     While approximately 30% to 35% of donated blood in the United States is currently leukoreduced, the Company believes this percentage will increase. In September 1998, the Food and Drug Administration's (the "FDA") Blood Products Advisory Committee announced a non-binding recommendation that 100% of the blood supply in the United States be leukoreduced. In addition, the American Red Cross, which collected over 6 million units of blood in 1999 representing approximately 50% of the blood donated in the United States, publicly announced that it is striving to achieve 100% leukoreduction by the end of 2000. Moreover, many other countries in the past several years have mandated the leukoreduction of their blood supply.

     The Company believes that with the r\LS System, the Company is able to offer a more effective product than those offered in the market today based on low cost, ease of use and improved operational fit. According to industry sources, the leukoreduction industry represents a market potential of approximately $800 million. The Company believes its proprietary technology, marketing and distribution arrangements will help it to capitalize on the anticipated growth in this industry.

     The Company's current focus is to increase the sales of its r\LS System both in the United States and internationally. It commenced commercialization of the r\LS System in early 1999. The demand for the r\LS System has exceeded its original expectations and, as a result, the Company has initiated a production expansion plan. See " -- Strategic Relationships."

The Blood Market

     Blood Collection

     Industry sources have estimated that approximately 40 to 45 million units of blood are collected and transfused by developed countries annually and that this number reaches 70 to 80 million units worldwide. Collection is typically done by affiliated blood collection centers (for example, the American Red Cross), consortiums of independent blood collection centers (for example, Blood Centers of America), independent blood collection centers (for example, New York Blood Center) or government affiliated blood centers in some foreign countries.

906583.4
                                       -1-

     Blood is collected either manually or with the use of automated blood collection equipment. If collected manually, the donated blood is tested and separated into components. If collected through the use of automated blood collection equipment, the desired component is extracted and the remaining components are returned to the donor. Whole blood is composed of platelets, which assist in clotting; plasma, which is the fluid part of blood that contains proteins that fight infections, aid in clotting and retain blood volume; red blood cells, which help carry oxygen throughout the body; and leukocytes, or white blood cells, which are used by the body's immune system to help fight infections.

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

     Transfusion Risks

     Health risks from transfusions, including complications and infections, arise from the presence of leukocytes, viruses and other pathogens in blood, cellular blood components and plasma. In addition, autologous blood recovery and reinfusion result in an increased risk of contamination of a patient's blood. The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years due to the growing recognition in the medical field of the benefits of leukocyte reduction.

     Leukocytes. Leukocytes may cause adverse reactions in patients receiving blood transfusions, such as fever, chills, immune system suppression or development of immunological responses that could cause the affected patient to reject subsequent blood transfusions. In addition, leukocytes may harbor infectious viruses and other agents, including cytomegalovirus, new variant CJD and human T-cell lymphocyte virus I (HTLV-I).

     Pathogens. Viruses such as HIV, hepatitis B and hepatitis C may be contained inside or outside of the leukocytes and may be transmitted during transfusions. Other viruses may develop or become prevalent over time. Of the currently known viruses, there has been significant public focus on hepatitis and HIV.


906583.4
                                       -2-

     Recent Trend Toward Leukoreduction

     Historically, approximately 20% of donated blood in developed countries was filtered to remove leukocytes. Due primarily to cost, generally only those patients with diseases that may cause immune system complications, such as HIV, or those with severely compromised immune systems, such as patients undergoing chemotherapy, received leukoreduced blood and because of the relatively low number, these were done at the patients hospital beside.

     However, the developed nations throughout the world are increasingly mandating universal leukoreduction of their blood supplies. In North America and Europe, numerous countries are committed to providing 100% leukoreduced blood components or have received recommendations to provide 100% leukoreduced blood components.

     France committed to 100% leukocyte reduction in April 1998, both on clinical grounds and as a precautionary tool ensuring the safety of its blood supply. Ireland announced its plans to move to 100% leukocyte reduction in April 1998. The United Kingdom has also made the decision to require leukocyte reduction for all blood units and blood products derived from whole blood. Following a directive issued by the Canadian Government, the Canadian Blood Services and Hema-Quebec in Canada have announced plans to adopt leukocyte reduction of all blood and blood products. In July 1999, Japan announced it planned to begin full leukoreduction of its blood supply. The Company believes that additional countries will recommend leukoreduction as more people seek to protect themselves from the dangerous transmission of disease through transfusion. Scientific studies have shown that the use of leukoreduced blood could result in shorter hospital stays, fewer postoperative infections and/or cost savings per patient of approximately $3,000 to $6,000 per patient for certain procedures, including thoracic surgery, heart bypass surgery and gastrointestinal surgery.

     The United States is also moving toward universal leukoreduction of its blood supply. Approximately 30% to 35% of donated blood in the United States is currently filtered to remove leukocytes and this percentage is expected to increase.  In  September  1998,  the FDA's  Blood  Products  Advisory  Committee
announced  a  non-binding  recommendation  that the  United  States  adopt  100%
leukoreduction of its donated blood supply. The committee said that, "The benefit-to-risk ratio associated with leukoreduction is sufficiently significant to justify the universal leukoreduction of all non-leukocyte cellular transfusion blood components." Pre-storage filtration (filtration done at the blood collection center prior to storage for shipment to the hospital) was recognized by the FDA's Blood Products Advisory Committee as the preferred method of leukoreduction.

     Pre-storage leukoreduction is typically done using two different processes. One such process requires a filter that is an integral part of the blood collection set ("in-line"). The second process requires a filter to be sterile docked to the blood collection set after the blood is collected. Scientific use of each process is dependent upon a particular blood center's manufacturing flow-process.

     Recent medical studies have demonstrated the patient benefits of leukoreduction. For example, a study of open heart surgery patients published in the Annals of Thoracic Surgery found that filtering leukocytes reduced the risks associated with this type of surgery and improved patient outcomes. It also determined that leukoreduction in the approximately 300,000 patients who undergo heart bypass surgeries could result in a 20% decrease in hospital stays and savings of approximately $3,000 to $6,000 in costs

906583.4
                                       -3-
per patient. Another major study published in the American Journal of Surgery found that gastrointestinal surgery patients had fewer postoperative infections and shorter hospital stays after they received leukocyte-filtered red cells. Hospital stays averaged 12 days for patients who received leukocyte-reduced transfusions compared to 18 days for those who received non-leukoreduced blood, at a savings of approximately $6,000 per patient.

The Company's Solution

     The Company's blood filtration technologies initially were developed from core technologies transferred to it from Sepracor Inc. ("Sepracor") at the Company's inception in 1993 relating to the development, manufacture and use and sale of blood, blood products and blood components and membrane filter design technologies. Since that time, the Company has developed technologies designed to make the process of filtering blood easy and cost effective. The Company is utilizing its technologies as the basis for developing products and methodologies to address the needs of the leukoreduction market.

     Based primarily on its discussions with the American Red Cross, the Company believes that a dockable filter used in conjunction with a manual collection process is the optimal method of high-volume, pre-storage leukoreduction in the United States. The Company's current product, the r\LS System, was developed to provide high-volume, centralized, pre-storage leukoreduction in blood centers in batch processes. The Company believes that its r\LS System is well positioned to take advantage of the anticipated growth in leukoreduction, particularly in the United States.

     Currently, the Company does not have an in-line blood cell filtration system available for sale, which the Company understands from Gambro Inc., its distribution partner, is used predominantly in Europe. However, the Company is in discussions with manufacturers of blood bag systems to develop and commercialize in-line leukocyte reduction systems for red blood cells. The Company is evaluating different product design options and discussing potential agreements with respect to supply and manufacturing arrangements. The Company believes that the core filter technology used in the r\LS System could be used in an in-line system.

     Technological Benefits

     The Company believes that the r\LS System provides significant value to leukoreduction market participants. By implementing a more functional design that incorporates such features as self priming, draining and a unique air removal system, which allows the blood center technician to essentially hang the blood unit and "walk away," the Company believes that it has been able to incorporate features considered desirable in leukoreduction products. In addition, the Company's r\LS System does not require the time-consuming "stripping" operation that is required with other filters. The r\LS System is predicated on a simple design that requires fewer manipulations which the Company believes provides for a more efficient process.

     Low Cost Supplier

     The Company designed the r\LS System to be a low cost filter and developed a manufacturing process, which the Company believes enables it to manufacture and market the r\LS System at a low cost, and which, as a result, allows it to effectively compete in the marketplace. In the product development

906583.4
                                       -4-
and commercialization process, the Company has worked very closely with key component suppliers to ensure high quality, low cost parts and to ensure that the suppliers will be able to meet the demand for product. The manufacturing process has been designed to permit multiple site assembly capacity. The Company believes that its pre-storage filters will capture increased market share as the relative benefits of pre-storage filtration become more pronounced in the next few years.

     Focus on Blood Center Customers

     Unlike Pall Corporation ("Pall") and Baxter, the Company's major competitors, the Company's products are marketed solely to blood donor centers rather than to hospitals. The top four blood center organizations account for approximately 70% of the supply of blood and blood products in the United States. The Company believes that this approach will enable it to keep sales costs low and provide value-added services to these customers.

     Strategic Relationships

     Strategic Partnership with American Red Cross

     In August 1998, the Company completed an amended and restated Master Strategic Alliance Agreement with the American Red Cross BioMedical Services, which provides for, among other things, the development and enhancement of a number of filtration products, based on the Company's core technology including red blood cell leukoreduction, leukocyte recovery, platelet filtration, whole blood filtration and tumor cell filtration. The agreement has a term of five years, unless previously terminated, and can be renewed or extended. There is no assurance, however, that such products will ultimately be developed or that any definitive development arrangements with respect to such products will result from the strategic alliance with the American Red Cross BioMedical Services.

     Pursuant to the strategic alliance agreement, the Company entered into a master purchase agreement with the American Red Cross that provides for the sale of the r\LS System by the Company to the American Red Cross on specified terms. The master purchase agreement provides for a thirty-eight month term expiring on August 31, 2002, subject to, among other things, earlier termination by the American Red Cross in the event (i) of the availability on the market of certain new products that provide substantial safety and efficiency improvements over the r\LS System, (ii) the American Red Cross deems that it has no further requirement for leukoreduction filters generally, or (iii) the American Red Cross changes its policies toward leukoreduction. The Company currently is not aware of the availability of any such products, any such changes in requirements for leukoreduction filters or any such changes in policies toward leukoreduction. Under the master purchase agreement, the American Red Cross is required to purchase specified minimum annual quantities of the r\LS System, subject to certain terms and conditions. The term of the master purchase agreement may be extended by one year in certain circumstances if the American Red Cross fails to meet its minimum purchase obligation in the third year of the agreement.

     If the Company's agreements with the American Red Cross are terminated, or not implemented, for any reason, the Company's business, financial condition and results of operations could be materially and adversely affected.


906583.4
                                       -5-

     Global Distribution Capabilities through Partnership with Gambro Inc.

     In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro Inc. to act as the Company's exclusive distributor of its r\LS System worldwide, except for sales to the American Red Cross. Furthermore, this agreement provides that Gambro Inc. may (upon mutual agreement by the Company and Gambro Inc.) distribute additional future products developed by the Company that filter blood and its components. Gambro Inc. is a leading manufacturer and distributor of automated blood component collection systems which markets and sells blood component apheresis equipment to the blood center market. The agreement with Gambro Inc. contemplates the development by the Company of an OEM filter for use with Gambro Inc.'s Trima(R) Automated Blood Collection System. The distribution agreement provides for a five year term that expires in June 2004, subject to automatic three year renewals unless the agreement is previously terminated.

     The Company believes that Gambro Inc. will be an effective marketing partner for it with respect to its r\LS System because their sales force currently targets customers who the Company had identified as potential customers of its r\LS System. The Company's agreement also gives it access to Gambro Inc.'s extensive international distribution network, which includes sales offices in more than 100 locations worldwide. This agreement provides for the cooperation by Gambro Inc. with the Company with respect to certain patent defense costs related to current and potential future products. The product development agreement contemplates the supply by the Company of filtration devices that may be used in connection with Gambro Inc.'s Trima(R) Automated Blood Collection System.

     Under the distribution agreement, Gambro Inc. is required to meet certain minimum purchase requirements and is required to purchase from the Company all of its requirements for certain blood filtration products, in each case at agreed upon prices. The distribution agreement also provides for Gambro Inc. to cooperate with the Company in the pending litigation against Pall which was initiated by the Company and by Gambro BCT in April 1999. Gambro Inc. must also cooperate with the Company in any patent infringement proceeding arising subsequent to the time the distribution agreement was entered into and pay certain expenses incident to any such proceeding other than damages against the Company. See Item 3. "Legal Proceedings."

     The Company is dependent on Gambro Inc. for sales, marketing and distribution of its products. If Gambro Inc. does not successfully market and sell the Company's products or the distribution agreement is terminated for any reason, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Production Capacity Expansion Initiative

     In December 1999, the Company engaged the international engineering consulting firm, PA Consulting Group, to assist it in its production capacity expansion initiative. With this initiative, the Company began in March 2000 and expects to increase manufacturing capacity in increments to several times its current level over the next two years. The capacity expansion effort will include process flow review, capital equipment design, qualification, implementation, validation and vendor supply chain management.


906583.4
                                       -6-

     In December 1999, the Company entered into an agreement with Filtertek Inc. ("Filtertek") that provides for Filtertek to act as its exclusive manufacturer and supplier of the filters used in its r\LS System, subject to certain terms and conditions. The agreement has a term of five years, subject to an automatic one-year extension in the event the Company fails to purchase a specified number of products by the fifth year. Thereafter, the agreement will be subject to automatic one-year renewals unless the agreement is previously terminated.

     Under the agreement, the Company is required to purchase a minimum number of, and is required to purchase from Filtertek all of its requirements for, the filters used in its r\LS System, in each case at agreed upon prices. Pursuant to the agreement, pricing is fixed for the first three years, subject to certain raw material price increases or decreases. Under its supply agreement with Filtertek, the Company is obligated to provide to Filtertek, on a quarterly basis, forecasts for anticipated purchases for the upcoming 12-month period.

     Under the agreement, Filtertek is required to make capital investment in their production equipment at certain levels and by certain times. If Filtertek is unable to meet such requirements, the Company has the right to terminate Filtertek's rights to exclusivity under the agreement, subject to certain terms and conditions. The Company depends on Filtertek to (i) allocate sufficient capacity to the Company's manufacturing needs, (ii) produce acceptable quality at agreed pricing, and (iii) deliver on a timely basis. Any failure in performance by Filtertek for any reason could have a material and adverse effect on the Company's business. The Company has no supply agreements with component suppliers and, accordingly, the Company is dependent on the future ability of Filtertek to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

     In January 2000, the Company entered into an agreement with Command Medical Products Inc. ("Command") that provides for Command, on a non-exclusive basis, to (i) act as the Company's manufacturer and supplier of dry bags used in its r\LS System and (ii) assemble the filters used in its r\LS System, subject to certain terms and conditions. The agreement has a term of three years, subject to an automatic one-year extension in the event the Company fails to purchase a specified number of products by the third year and, also, upon the mutual agreement by the Company and Command. Thereafter, the agreement will be subject to automatic one-year renewals unless the agreement is previously terminated.

     Under the Command agreement, the Company is required to purchase a minimum number of dry bags used in its r\LS System and assembly requirements of the filters used in its r\LS System, in each case at agreed upon prices. Pursuant to the agreement, pricing is fixed for the first three years, subject to the risk of price fluctuations in respect of raw materials, overhead and labor. Under the Company's supply and assembly agreement with Command, the Company is obligated to provide to Command 90 days before each year of the supply and assembly agreement forecasts for anticipated purchases of the dry bags and assembly requirements for the upcoming 12-month period.

     The Company depends on Command to (i) allocate sufficient capacity to the Company's manufacturing needs, (ii) produce acceptable quality at agreed pricing, and (iii) deliver on a timely basis. Any failure in performance by Command for any reason could have a material and adverse effect on the Company's business.


906583.4
                                      -7-

Current Product and Products Under Development

     The Company is working to develop a range of related leukocyte filtration products that utilize its core technology, including an in-line pre-storage filter (the In-Line RBC Filtersets) and whole blood pre-storage. The Company is also exploring the possibility of utilizing its core filtration technology to develop non-leukocyte reduction filtration applications.

     Red Blood Cell Systems

     r\LS System. The Company's r\LS System has been designed for leukocyte filtration by blood centers and hospital blood banks immediately prior to blood storage, a process which it believes results in improved quality leukocyte reduced blood. The Company believes that the demand for filtered blood for transfusions will continue to increase over the next several years and that, while a significant amount of leukocyte filtration currently takes place at the patient bedside, as the demand for filtered blood increases, leukocyte removal will all be done through centralized filtration performed at blood centers.

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

     The Company filed an application for 510(k) pre-market notification clearance with respect to its r\LS System with the FDA in May 1998. The Company commenced commercialization of the r\LS System in foreign countries in early 1999. It received 510(k) pre-market notification clearance from the FDA in May 1999 for its r\LS System which was classified as a Class II medical device. However, there is no assurance that the r\LS System will achieve market acceptance.

     While the Company believes that the performance and ease-of-use of the r\LS System will compare favorably with other blood filtration devices, there is no assurance that the performance or price of the r\LS System will be sufficient to achieve significant sales, particularly in view of the dominant position in the market held by Pall. See " -- Competition."

     In-Line RBC Filtersets. The Company is in discussions with manufacturers of blood bag systems to develop and commercialize in-line leukocyte reduction systems for red blood cells. In these systems, the filter and receiving bags are integrated with the collection bag and therefore require no sterile docking. Currently, the Company is evaluating different product design options, and is discussing potential agreements covering supply and manufacturing arrangements.

     Whole Blood Filters

     The Company is pursuing technology which it believes will enable the development of whole blood filtration systems aimed at meeting the needs of two distinct market segments: (i) traditional manual collection users of whole blood filtration sets who prefer to continue to operate within their existing blood collection and processing infrastructure, and (ii) integrating filtration technology with blood collection

906583.4
                                       -8-
equipment to do real-time, simultaneous collection/leukocyte reduction and, optionally, subsequent component separation. These different approaches will require different technical solutions. The Company believes that it is well positioned to apply its core proprietary know-how to providing such solutions independently, or in collaboration with selected partners.

     Automated Blood Collection Solutions

     Gambro Inc. markets and sells automated blood component apheresis equipment to the blood center market. The agreement with Gambro Inc. contemplates the development of a red blood cell leukoreduction filter for use with Gambro Inc.'s Trima(R)Automated Blood Collection System.

     OEM Filters

     Other potential partners have asked the Company to provide them with price quotes for a basic filtration device to use in their own applications. The Company is pursuing these requests and expects that any such filter would use the Company's core filtration technology.

Technologies

     The Company's current and its planned products are based on its proprietary technologies that the Company has acquired or developed in the areas of affinity separations, membrane technology and device design and fabrication.

     Affinity Separations

     The Company has proprietary affinity separations technology that utilizes ligand, which are molecules that bind to complementary biomolecules, in connection with its various filtration products. The Company has identified a family of carbohydrate-based ligand that recognize and bind to the cell surface receptors on leukocytes. It has filed patent applications covering the use of these carbohydrate-based ligand for removing leukocytes.

     Membrane Technology

     The Company believes that, as a result of the research and development work performed at Sepracor over an eight-year period and transferred to it on January 1, 1994, the Company has expertise in the field of separations technology using both composite matrices and flat- and hollow-fiber membranes. Successful separation of a substance from its source depends on matching the properties of that substance, such as size, molecular weight and surface characteristics, to appropriate separations media. The ability to select and modify the composition and physical structure of the media is a key to successful separations technology. The Company can utilize a variety of media compositions, custom made structures and surface modifications, including the attachment of selective ligand, to separate a diverse variety of substances. The Company's separations technologies can be used to separate substances including particulates, such as cells and debris, macromolecules, such as enzymes, and low molecular weight substances, such as salts, nutrients and anti-viral chemicals.


906583.4
                                       -9-

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

Research and Development Expenses

     Research and development expenses were $2,681,000 in the year ended December 31, 1999 and $3,794,000 for the year ended December 31, 1998. Amounts expended in the year ended December 31, 1999 were lower than that expended in the comparable period in 1998, primarily because the majority of research and development expenditures relating to the r\LS System were made in the 1998 period.

Competition

     The Company expects to encounter significant competition in the sale of its proposed products. Its proposed products, if commercialized, will compete with other products currently on the market as well as with future products developed by other medical device companies, biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, certain governmental organizations and agencies and academic institutions. Many of the Company's competitors in the field of leukocyte reduction have substantially greater resources, manufacturing and marketing capabilities, research and production staffs and production facilities than the Company. Moreover, some of the Company's competitors are significantly larger than the Company, have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. In addition, many of the Company's competitors have access to greater capital and other resources, may have management personnel with more experience than the Company and may have other advantages over the Company in conducting certain businesses and providing certain services. The Company's ability to compete successfully will depend, in part, on its ability to develop and maintain products which are technically superior to and/or of lower cost than those currently on the market; develop proprietary products; attract and retain scientific personnel; obtain patent or other proprietary protection for its products and technologies; obtain required regulatory approvals; and manufacture, assemble and successfully market any products the Company develops. In addition, many of the Company's competitors have long-standing


906583.4
                                      -10-
relationships with the national and regional blood centers to which the Company will market its products. There is no assurance that the Company will be able to compete effectively against such companies.

     Presently, there are approximately seven to nine competitors in the leukoreduction filter market. The market leader is Pall with approximately 50% to 60% market share. Pall offers products to all product/market segments, with an emphasis in the bedside leukoreduction market. Baxter, which has approximately 25% market share, also plays a significant role in all product/market segments. The remaining 15% of the market is shared by the other five to seven competitors. The Company believes that the competitive landscape for the leukoreduction market will level off as the market moves toward 100% leukoreduction and market participants with smaller market shares realize greater market penetration. Some of these competitors have long-standing and, in certain cases, exclusive, relationships, including long-term supply contracts, with the blood centers that are the Company's target customers. The Company expects that the principal competitive factors in the area of leukocyte removal will be removal efficiency, cost and ease of use.

     The Company is pursuing areas of product development in a rapidly growing field in which there is a potential for technological innovation in relatively short periods of time. Its competitors may succeed in developing technologies or products that are more effective than those of the Company. Technological change or developments by others may result in the Company's technology or proposed products becoming obsolete or noncompetitive.

Licenses, Patents and Proprietary Information

     The Company has a Technology Transfer and License Agreement with Sepracor under which Sepracor transferred to the Company all rights to the technology developed by Sepracor for the development, manufacture, use and sale of medical devices for the separation and purification of blood and blood components, including technology relating to (i) optimization of flat membranes, hollow fiber membranes and fibrous supports; (ii) specific affinity and immunoaffinity ligand; (iii) linking chemistries; (iv) surface modification including hydrophilic polymers and coatings; (v) device designs and engineering; (vi) fabrication and manufacturing including encapsulation and assembly techniques; and (vii) organic chemical synthesis.

     The Company believes that protection of the proprietary nature of its products and technology is critical to its business. Accordingly, the Company has adopted and will maintain a vigorous program to secure and maintain such protection. The Company's practice is to file patent applications with respect to technology, inventions and improvements that are important to its business. The Company also relies on trade secrets, unpatented know-how, continuing technological invention and the pursuit of licensing opportunities to develop and maintain its competitive position. There is no assurance that others will not independently develop substantially equivalent proprietary technology or that the Company can meaningfully protect its proprietary position.

     To date, the Company owns or has filed 31 patent applications in the United States relating to blood filtration and pathogen inactivation technologies. Corresponding foreign patent applications have been filed with respect to certain of these United States patent applications. Where appropriate, the Company intends to file, or cause to be filed on its behalf, additional patent applications relating to future discoveries and improvements, including, among other things, the use of certain ligands for affinity



906583.4
                                      -11-
separations. To date, 18 patents have been issued to the Company (which expire at various dates from 2011 through 2017).

     The Company success depends, in part, on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on its proprietary rights. See
Item 3. "Legal Proceedings." Proprietary rights relating to its planned products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There is no assurance that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. Competitors, including those with substantially greater resources than those of the Company, may seek to challenge the validity of the patents owned by or licensed to the Company or may use their resources to design comparable products that do not infringe these patents. See
Item 3. "Legal Proceedings."

     There are many issued third-party patents in the field of blood filtration, including patents held by the Company's competitors. The Company may need to acquire licenses to, or contest the validity of, some of such patents. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect sales of the challenged product until the claim is resolved. There is no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any litigation involving such patent. See Item 3. "Legal Proceedings."

     Much of the know-how of importance to the Company's technology and many of its processes are dependent upon the unpatentable knowledge, experience and skills of the Company's key scientific and technical personnel. To protect its rights and to maintain the confidentiality of trade secrets and proprietary information, the Company requires all of its employees, consultants and commercial partners and members of its Scientific/Medical Advisory Board to agree to keep its proprietary information confidential. These agreements generally prohibit the disclosure of confidential information to anyone outside HemaSure and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions. There is no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

Government Regulation

     The research, development, manufacturing and marketing of the Company's products are subject to extensive regulation in the United States by numerous regulatory authorities including the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") , the Federal Trade Commission (the "FTC") under the Federal Trade Commission Act (the "FTC Act") and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state and local entities will regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, clearance, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of the Company's products. FDA approval or clearance of the Company's products, typically including a review of the manufacturing processes and facilities used to produce such products, is required before the products may be marketed in the United States. Further, if cleared or approved, there may be significant conditions imposed, including limitations on labeling and advertising



906583.4
                                      -12-
claims and post-market testing, tracking or surveillance requirements. In addition, for products exported from the United States to any foreign country or territory, applicable FDA export requirements must be met. Failure to meet regulatory standards or to obtain required marketing permissions could have a material and adverse effect on the Company's business, financial condition, results of operations and ability to market its products.

     The Company believes that its In-line RBC Filtersets will be regulated as new drugs by the FDA. Development of a new drug product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in accordance with good laboratory practices to establish the potential safety and effectiveness of the experimental product for a given disease. If a product is found to be reasonably safe and potentially effective in pre-clinical trials, the next step in the process is human clinical trials. An Investigative New Drug application ("IND") containing, among other things, the pre-clinical data, chemistry, manufacturing, and control information, and an investigative plan, must be submitted to the FDA and allowed to become effective by the agency before such trials may begin. There can be no assurance that submission of an IND will result in the ability to commence clinical trials. In addition, the FDA may place a clinical trial on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk.

     Clinical trials under IND, or for medical devices under an Investigation Device Exemption ("IDE"), typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of effectiveness. Phase I studies may also evaluate various routes, dosages and schedules of product administration. If acceptable product safety is demonstrated, Phase II studies are initiated. In Phase II, clinical trials are conducted in groups of patients afflicted with a specific disease or condition for which the product is intended for use in order to further test safety, begin evaluating effectiveness, optimize dosage amounts, and determine dose schedules and routes of administration. If Phase II studies yield satisfactory results and no hold is placed on further studies by the FDA, Phase III studies are commenced. Phase III studies are usually randomized, double blind studies testing for product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. These studies also may compare the safety and effectiveness of the product with currently available products. It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, if at all. The time period may last as long as several years.

     Following completion of clinical investigations, the pre-clinical and clinical data that has been accumulated, together with chemistry, manufacturing, and controls specifications and information, are submitted to the FDA in a New Drug Application ("NDA"). There can be no assurance that a product will be approved in a timely manner, if at all. The approval process can be very lengthy and depends upon, among other things, the time it takes to review the submitted data, the FDA's comments on the application, and the time required for us to provide satisfactory answers or additional clinical data if requested.

     If an NDA is approved, continued compliance with strict FDA current good manufacturing practices requirements, enforced by periodic inspections, as well as any special requirements imposed as a part of the NDA approval will be required to continue marketing the approved product. Changes to approved drug products that affect safety or effectiveness require approved supplemental applications, as do changes in manufacturing that have a substantial potential to adversely affect product safety or



906583.4
                                      -13-
effectiveness. Such supplemental applications may require the submission of clinical and/or manufacturing comparability data and must be approved before the product may be marketed as modified. Manufacturers, packers and distributors are also subject to adverse drug event reporting requirements, which depending on their significance can result in, among other things, agency inspection, recalls, and patient/physician notifications, and enforcement actions. Because adverse drug experience reports are publicly available, they can also become the basis for private lawsuits, including class actions. Depending on their significance, such reports could have a material and adverse effect on the Company's business, financial condition, results of operations and ability to market its products.

     The Company believes that its other products currently under development will, like its r\LS System, be regulated as medical devices by the FDA. Before a new device may be introduced into commercial distribution, the manufacturer must generally obtain marketing clearance through a 510(k) pre-market notification or approval through a pre-market approval application.

     In the United States, medical devices for human use are classified into three classes (Class I, Class II and Class III) on the basis of the controls deemed reasonably necessary to assure their safety and effectiveness. Class I devices are subject to general controls, unless exempt (for example, labeling, pre-market notification under section 510(k) and quality system requirements). Class II devices are devices for which general controls are insufficient to provide a reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls (for example, performance standards, FDA guidance documents or post-market surveillance) to provide such assurance. Class III devices are those devices that are life-supporting, life-sustaining or of substantial importance in preventing impairment of human life and for which general and special controls are insufficient to provide a reasonable assurance of safety and effectiveness, or new devices for which a manufacturer cannot demonstrate substantial equivalence to an already legally marketed device.

     In order to demonstrate substantial equivalence, a manufacturer must submit a pre-market notification ("510(k)") under section 510(k) of the FDC Act. The FDA will clear a device if the manufacturer can demonstrate that the device is "substantially equivalent" to an already legally marketed device. The FDA may or may not require clinical data in support of a 510(k), and the FDA may require additional data beyond that in the original submission to support a substantial equivalence determination. There can be no assurance that the FDA will find a device substantially equivalent. If the FDA finds that a device is not substantially equivalent, the manufacturer may ask the FDA to make a risk-based classification to place the device in Class I or Class II. However, if a timely request for risk-based classification is not made, or if the FDA determines that a Class III designation is appropriate, an approved pre-market application ("PMA") will be required before the device may be marketed.

     The PMA approval process is lengthy, expensive and typically requires, among other things, extensive data from pre-clinical testing and a well-controlled clinical trial or trials that demonstrate a reasonable assurance of safety and effectiveness. Clinical data for devices generally must be obtained pursuant to Investigation Device Exemptions, which must be approved by the FDA before a clinical trial may commence. Like an IND, an IDE contains, among other things, the pre-clinical data, chemistry, manufacturing and control information and an investigative plan, generally proceeding in three phases. There is no guarantee that the agency will approve the IDE, and an IDE approval process could result in significant delay. In addition, the FDA may place an IDE on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. There is no assurance



906583.4
                                      -14-
that review of a PMA will result in a timely PMA approval, if at all. Further, if approved, there may be significant PMA conditions of approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking or surveillance requirements.

     Changes to devices cleared for marketing under section 510(k) that could significantly affect safety and effectiveness will require clearance of a new 510(k). Changes to approved PMA products that affect safety and effectiveness require the submission of a supplemental PMA. The Company would be prohibited from marketing the modified device until it received FDA clearance or approval, and there is no guarantee that the FDA would timely or at all clear or approve the modified 510(k) or PMA device. Failure to obtain timely or any approval for changes to marketed devices could have a material and adverse effect on the Company's business, financial condition and results of operations.

     The Company's r\LS System was cleared for marketing in 1999 in the United States under section 510(k) with a post-market surveillance protocol to look for filter-related transfusion reactions which was agreed to between the FDA and the Company. The Company has found no filter-related transfusion reactions and believe it has satisfied the FDA's post-market surveillance requirements. The Company submitted a report to that effect in early March 2000. It anticipates but cannot guarantee that the FDA will find its report satisfactory. The post-market surveillance study does not currently affect the Company's ability to market and sell the r\LS System.

     The regulations relating to MDRs require that reports be submitted to the FDA to report device-related deaths, serious injuries and malfunctions that could result in death or serious injury were they to recur. MDRs can result in agency action such as inspections, recalls and patient/physician notifications, and are often the basis for agency enforcement actions. Because MDRs are publicly available, they can also become the basis for private lawsuits, including class actions. Failure to file MDRs constitutes a violation of the law enforceable under the FDC Act. Depending on their significance, MDRs could have a material and adverse effect on the Company's business, financial condition, results of operations and ability to market its products.

     The Company's marketed products will be subject to current good manufacturing practice regulations for drugs and the quality system regulation for medical devices. The Company cannot assure that it or its suppliers or contractors will be able to attain or maintain compliance with these standards. In addition, any changes to manufacturing facilities or methods may require FDA clearance or approval.

     The nature of marketing claims that the Company will be permitted to make in the labeling and advertising of its products will be limited to those specified in an FDA clearance or approval. Claims exceeding those that are cleared or approved will constitute violations of the FDC Act. Advertisements of the Company's products will also be subject to regulation by the FTC under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject the Company to a variety of enforcement actions, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress and recission of contracts. Violations of FTC enforcement orders can result in substantial fines or other penalties.



906583.4
                                      -15-

     Violations of the FDC Act or regulatory requirements at any time during the product development process, approval process or after approval may result in FDA enforcement actions, including voluntary or mandatory recall, license suspension or revocation, seizure of products, fines, injunctions and/or civil or criminal penalties. Any such agency action could have a material and adverse effect on the Company's business, financial condition and results of operations.

     The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approval. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries.

     The Company cannot predict the nature of any future laws, regulations, interpretations or applications. The Company also cannot predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Any such requirements could delay or prevent regulatory approval or clearance of products under development. Any such requirements could have a material and adverse effect on its business, financial condition, results of operations and ability to market its products.

Manufacturing and Facilities

     Currently, the Company occupies approximately 30,000 square feet of leased office, laboratory and manufacturing space in a facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter). In June 2000, the Company plans to occupy an additional 15,000 square feet in connection with its expansion plans. The Company believes that these facilities are adequate and suitable for its needs through 2000. See Item 1. "Business -- Strategic Relationships." The facility is designed to conform to current good manufacturing practice regulations and other applicable government standards.

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

     For manufacturing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs or biologics and medical devices. The regulatory requirements may vary widely from country to country. See "-- Government Regulation."



906583.4
                                      -16-

Source and Availability of Raw Materials

     The Company acquires each of the main components of its products from separate single suppliers. However, given that there are multiple sources available to it for each such component, and based upon the Company's ongoing relationship with each such supplier, the Company does not believe that the loss of any of its current supply channels would result in a material and adverse effect on its business or its results of operations.

Employees

     As of March 24, 2000, the Company employed a total of 106 persons, of whom 23 were in research and development, 65 were in manufacturing and support and 18 were in sales and administration.

Relationships with Sepracor and Gambro

     Sepracor. The Company was organized in December 1993 as a wholly-owned subsidiary of Sepracor. Sepracor is engaged in the business of using chiral chemistry to develop single-isomer forms of existing, widely sold pharmaceuticals. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares of Common Stock. As of March 24, 2000, Sepracor owned 22% of the Company's issued and outstanding Common Stock. As of the date hereof, two executive officers of Sepracor serve as directors of the Company.

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

     Gambro. On May 3, 1999, the Company completed a private placement financing with Gambro Inc. The stock subscription agreement, which the Company entered into with Gambro Inc. in connection with this financing, provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provides Gambro Inc. with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999,




906583.4

Gambro Inc. exercised this option in full. In connection with the exercise of this option, Gambro Inc. purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of the Company's stock in the 30 days prior to the exercise date of October 5, 1999. The stockholders' agreement, which the Company entered into with Gambro Inc. in connection with this financing, provides that Gambro Inc. will have representation on the Company's board of directors of up to two directors and the Company's representative committees and contains, among other things, various registration rights and anti-dilution and standstill provisions. Subject to certain terms and conditions, the anti-dilution provisions prohibit the Company from selling or issuing the Company's common stock or securities convertible into the Company's Common Stock in any offering to a third party without offering Gambro Inc. the opportunity to purchase at the same price and terms that number of securities necessary for Gambro Inc. to maintain its beneficial ownership of the Company's outstanding Common Stock. Furthermore, in an offering or in certain other limited situations, the Company must provide Gambro Inc. with notice of the Company's intention to sell as well as a right to negotiate with the Company first for the purchase of the Company's securities. Gambro Inc. agrees to certain restrictions on its ability to sell the Company's Common Stock owned by it and its permitted transferees. Gambro Inc. also agrees to refrain from acquiring beneficial ownership of additional equity or debt securities of the Company, engaging in certain proxy solicitation activities, seeking to control the Company's management, policies or affairs and taking certain actions relating to business combinations and similar transactions without prior approval of the Company's board of directors. Gambro Inc. has purchased 1,178,680 shares of Common Stock in this offering. Gambro Inc. has agreed to waive its registration rights in connection with the registration statement to be filed by the Company in connection with this offering.

     In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro Inc. to act as the Company's exclusive distributor of the Company's r\LS System worldwide, except for sales to the American Red Cross. Furthermore, this agreement provides that Gambro Inc. may (upon mutual agreement by the Company and Gambro Inc.) distribute additional future products developed by the Company that filter blood and its components. Gambro Inc. markets and sells blood component apheresis equipment to the blood center market. The agreement with Gambro Inc. contemplates the development by the Company of an OEM filter for use with Gambro Inc.'s Trima(R) Automated Blood Collection System. The distribution agreement provides for a five year term that expires in June 2004, subject to automatic three year renewals unless the agreement is previously terminated.

Item 2.      Properties

     Currently, the Company occupies approximately 30,000 square feet of leased office, laboratory and manufacturing space in a facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter). In June 2000, the Company plans to occupy an additional 15,000 square feet in connection with its expansion plans. The Company believes that these facilities are adequate and suitable for its needs through 2000. See Item 1. "Business -- Strategic Relationships." The facility is designed to conform to current good manufacturing practice regulations and other applicable government standards. See Item 1. "Business -- Manufacturing and Facilities."


906583.4
                                      -18-

Item 3.                    Legal Proceedings

     The Company is a defendant in a lawsuit brought by Pall regarding its LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the Company's manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the Company's LeukoNet System infringed the '572 Patent.

     With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The court has not acted on the summary judgment motions.

     On April 5, 1999, the Company and Gambro filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro seek declaratory relief that the '572 Patent, the '321 Patent and Pall's U.S. Patent No.'s 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are
invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its '572 patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On March 22, 2000, Pall filed its second amended answer and counterclaims alleging infringement of all the patents-in-suit. Pall also added counterclaims against Gambro A.B.

     On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro Inc., Gambro A.B. and Sepracor as defendants. The Company and Gambro have moved to dismiss, transfer or stay the action and Pall has opposed the motion. There has been no decision on the motion.

     A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

     The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS

906583.4
                                      -19-

System do not infringe any valid enforceable claims of the Pall patents. However, there is no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r\LS System if the Company does not prevail in the litigations.

     In January 1997, the Company entered into a Restructuring Agreement of the debt related to the Company's acquisition of Novo Nordisk A/S's plasma products unit. In January 1998, the Company elected to convert all indebtedness under the approximately $11,700,000 promissory note which was issued to Novo Nordisk A/S in connection with the Restructuring Agreement into Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The Company also elected to treat as forgiven $3,000,000 in principal amount of the note, pursuant to the terms of the note. Novo Nordisk A/S has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. This dispute, with or without merit, could be time-consuming and expensive to litigate or settle if brought into a court of law, and could divert management attention from administering the Company's core business. If Novo Nordisk A/S succeeds on its dispute and the Company is deemed to have wrongfully converted the original note, then the 827,375 shares of common stock issued to Novo Nordisk A/S may no longer be outstanding and the Company may be obligated to repay certain indebtedness under the original note.

Item 4.      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.


906583.4
                                      -20-

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name, age, position and a brief account of the business experience of each of the Company's current executive officers.

         Name           Age           Position
         ----           ---           --------

John F. McGuire, III    53   President, Chief Executive Officer and Director

James B. Murphy         43   Senior Vice President, Finance and Administration

Peter C. Sutcliffe      50   Vice President and Chief Operating Officer


     John F. McGuire, III has served as the Company's Chief Executive Officer, President and as one of the Company's directors since April 1997. Prior to that time, Mr. McGuire served as Vice President and General Manager of Johnson & Johnson's Ortho Diagnostic Systems Blood Bank Business Unit since January 1996. From March 1995 to January 1996, Mr. McGuire held the position of Vice President, Sales & Marketing, North America for Johnson & Johnson. From August 1990 to March 1995, Mr. McGuire served as Managing Director of Ortho Diagnostic Systems in the United Kingdom and Belgium for Johnson & Johnson. From September 1988 to August 1990, Mr. McGuire held the position of Marketing Director for the AIDS and Hepatitis Business Unit of Johnson & Johnson. From 1977 to 1988, Mr. McGuire held various management positions at E. I. du Pont de Nemours and Company, the last of which was National Sales Manager, AIDS & Hepatitis Business. Mr. McGuire is a member of the board of trustees of the National Blood Foundation Trust Fund.

     James B. Murphy has served as the Company's Senior Vice President, Finance and Administration since February 1996. From April 1994 to January 1996, he served as the Company's Vice President and Corporate Controller. Prior to that, from 1990 to April 1994, he served as Corporate Controller of Sepracor. Previously, Mr. Murphy held the positions of Senior Corporate Accountant at BBN Inc. and Senior Accountant at Arthur Andersen LLP.

     Peter C. Sutcliffe has served as the Company's Chief Operating Officer since April 1998. From May 1996 to April 1998, Mr. Sutcliffe served as the Company's Vice President of Manufacturing Operations. From May 1982 to May 1996, Mr. Sutcliffe held the position of Vice President, Manufacturing for Corning Costar Incorporated. From 1976 to 1982, he was a plant manufacturing manager at Millipore Corporation.



906583.4
                                      -21-

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

1.   Market Information.

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


              1999                High                  Low
              ----                ----                  ---
         First Quarter            2 1/2                 1 13/32
         Second Quarter           4 7/8                 2 1/8
         Third Quarter            7 3/8                 3 7/8
         Fourth Quarter           6 1/2                 4 1/2


              1998                High                  Low
              ----                ----                  ---
         First Quarter            2 3/16                3/8
         Second Quarter           2 1/16                7/16
         Third Quarter            2 15/32               1 3/16
         Fourth Quarter           2 15/16               7/8

2.   Holders.

     On March 24, 2000, the Company's Common Stock was held by approximately 125 stockholders of record. On March 24, 2000, the last reported sale price of the Company's Common Stock on the OTC bulletin board was $11.

3.   Dividend Information.

     The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.



906583.4
                                      -22-

4.   Sales of Securities.

     In March 2000, the Company completed a $28,000,000 private placement in which institutional investors purchased 3,730,000 shares of the Company's common stock at a purchase price of $7.50 per share. The Company has agreed to register, prior to June 2, 2000, such shares for resale.

     On May 3, 1999, the Company completed a private placement financing with Gambro Inc. The stock subscription agreement, which the Company entered into with Gambro Inc. in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provided Gambro Inc. with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999, Gambro Inc. exercised this option in full. In connection with the exercise of this option, Gambro Inc. purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999.

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

     In each case, the securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2).

Item 6.                    Selected Financial Data

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

Year Ended December 31,                        1999         1998         1997        1996        1995
                                               ----         ----         ----        ----        ----
Revenues:

   Product sales                              $   805     $   25     $  2,357     $  725       $ 534

   Collaborative research and development           -          -            -         54         300
                                              -------     ------     --------     ------       -----
       Total revenues                             805         25        2,357        779         834
                                              -------     ------     --------     ------       -----

Costs and expenses:

   Cost of products sold                        2,408        657        4,158      3,785       1,073



906583.4
                                      -23-


   Cost of collaborative research and
       development                                            -               -              -            41            283

   Research and development                               2,681           3,794          3,577         6,128          4,061

   Legal expense related to patents                       1,361           3,340            506           744            152

   Selling, general and administrative                    3,728           4,201          4,458         7,325          3,729

   Restructuring charge                                      -                -          1,215             -              -
                                                        -------         --------      --------       -------       --------

       Total costs and expenses                          10,178          11,992         13,914        18,023          9,298
                                                        -------        --------       --------       -------       --------

Loss from operations                                    (9,373)        (11,967)       (11,557)      (17,244)        (8,464)

Other (expense) income                                  (1,292)           (203)          1,673         1,394          1,014
                                                       --------      ----------       --------     ---------      ---------

Net loss from continuing operations                    (10,665)        (12,170)        (9,884)      (15,850)        (7,450)
                                                       --------       ---------      ---------     ---------      ---------

Discontinued operations:

   Loss from operations of discontinued
   business                                                   -               -              -       (9,550)             -

   Loss on disposal of discontinued business                  -               -              -      (15,198)             -
                                                      ---------      ----------     ----------     ---------      ---------

       Net loss                                      $ (10,665)      $ (12,170)     $  (9,884)     $(40,598)      $ (7,450)
                                                     ----------      ----------     ----------     ---------      ---------

Net loss per common share - basic and diluted:

   Net loss from continuing operations               $   (0.77)      $   (1.35)     $   (1.22)     $  (1.96)      $  (1.20)

   Loss from operations of discontinued
   business                                                   -               -              -        (1.18)              -

   Loss on disposal of discontinued business                  -              -               -        (1.88)              -
                                                     ----------       ---------      ---------     ---------      ---------

       Net loss                                    $     (0.77)     $    (1.35)    $    (1.22)   $    (5.03)     $   (1.20)
                                                   ------------     -----------    -----------   -----------     ----------

Weighted average number of shares of
common stock outstanding - basic and diluted:            13,766           9,025          8,127         8,069          6,205
                                                    -----------      ----------     ----------     ---------     ----------


BALANCE SHEET DATA
(In thousands)



Cash and marketable securities                         $  5,243      $    1,827     $    8,156       $16,724        $47,841

Working capital                                           (327)              37          6,071        14,844         46,905

Total assets                                              9,090           5,655         10,607        20,560         50,212

Capital lease obligations long term                           -              68            289           525            286

Notes payable long-term                                      43           5,073             72             -              -

Convertible subordinated note payable long
term                                                          -               -          8,687         8,687              -

Stockholders' equity (deficit)                            1,227         (2,832)        (1,467)         7,929         48,002




906583.4
                                      -24-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

     HemaSure develops and supplies innovative blood filtration technologies designed to help meet today's increasing demand for a safer, more reliable blood supply. The Company's blood filtration technologies are designed to reduce virus-carrying white blood cells (leukocytes) in donated blood to nominal levels (a process known as "leukoreduction").

     In June 1995, the Company received clearance from the United States Food and Drug Administration (the "FDA") for the LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood. Fiscal 1996 was the first full year of commercial sale of its LeukoNet System. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next generation red cell filtration product, the r\LS System.

     In May 1999, the Company received 510(k) clearance from the FDA to market its r\LS System in the United States. The Company initiated sales of the r\LS System in the United States in the third quarter 1999.

     All of the Company's other planned blood-related products are in the research and development stage, and certain of these products may require pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on the commercial acceptance of the r\LS System and development and commercial acceptance of the other blood-related products.

Results of Continuing Operations

     Revenues were $805,000 in 1999, $25,000 in 1998 and $2,357,000 in 1997. All
revenues  in  1999,   1998  and  1997  were  from  the  sale  of  the  Company's leukoreduction systems. In 1999, the Company initiated sales of its next generation red blood cell leukoreduction system, the r\LS System. In February 1998, the Company decided to discontinue the manufacture and sale of its former leukoreduction filter, the LeukoNet System, which accounts for the increase in revenues in 1999 from those in 1998 and for the decrease in 1998 from those in 1997 when all revenues were attributed to the LeukoNet System. In 1999, one customer represented 66% of total revenues and another customer represented 33% of total revenues. In 1998 one customer represented 53% of total revenues and another customer represented 10% of total revenues. In 1997, one customer represented 86% of total revenues.

     The cost of products sold was $2,408,000 in 1999, $657,000 in 1998 and $4,158,000 in 1997. Cost of products sold exceeded product sales in all periods due to the high costs associated with low volume

906583.4
                                      -25-
production and to the start-up costs of new product introduction. Cost of products sold in 1997 includes a charge of approximately $800,000 related to the Company's determination to discontinue manufacturing the LeukoNet System and to focus exclusively on its next generation red cell filter.

     Research and development expenses were $2,681,000 in 1999, $3,794,000 in 1998 and $3,577,000 in 1997. The decrease in 1999 from 1998 is primarily attributable to costs associated with the development of the Company's next generation red cell filtration system, the r\LS System, for which a majority of the effort was expended in the 1998 period. The increase in 1998 over amounts expended in 1997 is attributable to costs associated with development of the Company's r\LS System.

     Legal expense related to patents were $1,361,000 in 1999, $3,340,000 in 1998 and $506,000 in 1997. In 1998 the Company incurred significant expenses in connection with expert witness and discovery related activities associated with its outstanding patent litigation with Pall. The decrease in 1999 from those expended in 1998 is due to a reduction in these costs as well as from cooperation with Gambro BCT in connection with such costs consistent with the
Company's distribution and development agreement with Gambro. See " -- Litigation."

     Selling, general and administrative expenses were $3,728,000 in 1999, $4,201,000 in 1998 and $4,458,000 in 1997. The decrease in the amount expended in 1999 from 1998 is primarily due to a lower level of general corporate expenses. The decrease in the amount expended in 1998 from 1997 is primarily due to a lower level of sales and marketing expense associated with the lower revenues in 1998 compared to 1997. Sales and marketing costs may increase in future periods from current levels as the Company continues its efforts to market and launch sales of its blood filtration products.

     In April 1997, the Company determined to focus management resources on its core business of blood filtration technologies. In connection therewith, the Company incurred a one-time restructuring charge of $1,215,000 in 1997 for severance and related charges in connection with executive management departures. At December 31, 1998 all amounts related to this charge were paid.

     Interest income in 1999, 1998 and 1997 primarily represents interest earned on available cash and marketable securities balances during those periods.

     The increase in interest expense in 1999 compared to 1998 is primarily related to amounts outstanding on the Company's line of credit which was outstanding for all of 1999 and only for approximately three months in 1998. The decrease in interest expense in 1998 compared to 1997 is primarily related to a convertible subordinated note payable which was outstanding for all of 1997 and converted to Common Stock in 1998 and lower average capital lease obligation balances.

     In September 1997, the Company reached an out-of-court settlement with Pharmacia & Upjohn Inc. arising out of the alleged breach by Pharmacia & Upjohn Inc. of an agreement to sell to the Company Pharmacia & Upjohn Inc.'s plasma pharmaceutical business located in Stockholm, Sweden. The terms of settlement included a cash payment to the Company and the granting of an option to Pharmacia & Upjohn Inc. to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in 1997 and represents the majority of the amount in other income for that year.



906583.4
                                      -26-

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect such adoption to have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Commission's views related to revenue recognition and disclosure. The Company will adopt SAB 101 effective in the second quarter of 2000 and are presently determining the effect it will have on the Company's financial statements, but management does not believe the effect will be material.

Litigation

     The Company is a defendant in a lawsuit brought by Pall regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "'572 Patent").

     With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The court has not acted on the summary judgment motions.

     The Company and Gambro BCT filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561, 5,501,795
and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999,

906583.4
                                      -27-

Pall submitted a counterclaim alleging that the Company's r\LS System infringes its '572 patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business.Pall has also asserted that the r\LS System infringes one or more of the other patents that are the subject of the lawsuit.

     On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro Inc., Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. There has been no decision on the motion.

     A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

     The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS System do not infringe any valid enforceable claims of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r\LS System if the Company does not prevail in the litigations.

     On November 1, 1996, the Company filed a complaint in the Supreme Court, State of New York, County of New York, against Pharmacia & Upjohn Inc. In its complaint, the Company sought damages arising out of the alleged breach by Pharmacia & Upjohn Inc. of an agreement to sell to the Company Pharmacia & Upjohn Inc.'s plasma pharmaceutical business located in Stockholm, Sweden. In September 1997, the Company reached an out-of-court settlement with Pharmacia & Upjohn Inc. The terms of settlement included a cash payment to the Company and the granting of an option to Pharmacia & Upjohn Inc. to license, on a non-exclusive basis, certain intellectual property held by the Company and its subsidiaries relating to plasma fractionation. The cash payment was recognized as other income in 1997.

Liquidity and Capital Resources

     The net increase in cash and cash equivalents in 1999 was $3,416,000. This net increase is attributable to net cash provided by financing activities of $14,472,000 offset in part by net cash used in operating activities of $10,539,000 and net cash used in investing activities of $517,000.

     Net cash provided by financing activities relates to net proceeds from issuance of Common Stock of $14,724,000 offset in part by repayments of capital lease obligations of $225,000. Net cash used in operating activities is primarily attributable to the net loss of $10,665,000, a reduction in accounts payable of $343,000 and increases in accounts receivable of $443,000 and inventories of $600,000, offset in part by non-cash charges to operating activities of $1,024,000 related to warrant financing costs and depreciation and amortization of $475,000. Net cash used in investing activities relates to additions to property and equipment of $517,000.


906583.4
                                      -28-

     In March 2000, the Company completed a $28,000,000 private placement in which institutional investors purchased 3,730,000 shares of the Company's common stock at a purchase price of $7.50 per share. The Company has agreed to register, prior to June 2, 2000, such shares for resale. The Company intends to use the proceeds of the financing for working capital, capital equipment and general corporate purposes.

     The Company believes, based on its current operating plan, that its existing cash balances together with the financing provided in March 2000 will be sufficient to fund the Company's operations beyond the first quarter 2001. If the Company's plans or assumptions change, if the Company's assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, it may seek to raise additional capital by pursuing strategic partnerships, public or private equity and/or debt financing. If the Company fails to generate such cash flow or obtain any such financing on terms favorable to it or if other unforeseen circumstances occur, the Company may be unable to continue to commercialize and market the r\LS System or complete the development of the Company's proposed products and/or market such products successfully, or to continue the Company's current operations as presently conducted, if at all, beyond the first quarter 2001. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

     On May 3, 1999, the Company completed a private placement financing with Gambro Inc. The stock subscription agreement, which the Company entered into with Gambro Inc. in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provided Gambro Inc. with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999, Gambro Inc. exercised this option in full. In connection with the exercise of this option, Gambro Inc. purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999.

     In March 1999, Sepracor purchased an additional 1,333,334 shares in a private placement of Common Stock of the Company for $1.50 per share and received warrants to purchase an additional 667,000 shares at a price of $1.50 per share. The financing agreement contains certain registration rights and warrant exercise provisions.

     In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of December 31, 1999, the entire $5 million was outstanding under the line. The revolving line of credit, which expires in August 2000, is being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable quarterly in arrears. The weighted-average borrowing rate for the period ended December 31, 1999 was 8.67%. The Company recorded interest expense related to borrowings under the line of $434,000 and $93,000 for the periods ended December 31, 1999 and 1998, respectively. The credit agreement contains customary covenants and provisions. The bank has a first lien on all assets of the Company including its intellectual property.


906583.4
                                      -29-

    Sepracor, the Company's largest shareholder, has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's Common Stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and is amortizing this deferred financing charge on a monthly basis over the term of the line of credit. The Company amortized $1,024,000 and $189,000 of this deferred finance charge and recorded it as interest expense in the Consolidated Statements of Operations for the periods ended December 31, 1999 and 1998, respectively.

     In April 1997, the Company determined to focus management resources on its core business of blood filtration technologies. In connection therewith, the Company incurred a one-time restructuring charge of $1,215,000 in 1997 for severance and related charges in connection with executive management departures. At December 31, 1998 all amounts related to this charge were paid.

     In March 1997, the Company exercised its right, under the lease arrangement of its Marlborough, Massachusetts facility, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments at a rate of 12% per annum. As of December 31, 1999, there was a balance of $73,000 remaining to be paid on this note.

     In January 1997, the Company entered into a Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with its acquisition of the plasma pharmaceutical business unit of Novo Nordisk. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo
Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which was due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven; such forgiveness is reflected in the 1996 Statement of Operations as a reduction of the loss on disposal of the discontinued plasma business. The remainder of the reduction represented a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. The amount included in the balance sheet at December 31, 1997 and 1996 includes the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. All amounts outstanding under such note were convertible by either party, commencing January 1998, into shares of Common Stock at a conversion price equal to $10.50 per share. In December 1997, the Company's Danish subsidiary was placed in bankruptcy and the Company notified the holder of the note of its intent to convert in January 1998, $8,687,000 of debt, which it believes was the entire amount outstanding as of the date of conversion. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. The Company believes that such claims are without merit.

     In 1994, in collaboration with Sepracor and certain of its other subsidiaries, the Company executed an equipment leasing arrangement that provided for a total of $2,000,000 to Sepracor and certain of its other subsidiaries for purposes of financing capital equipment. Under certain circumstances, Sepracor is the guarantor of any amounts outstanding under this financing arrangement. In October 1996, the

906583.4
                                      -30-

Company executed a replacement leasing arrangement for the benefit of the Company only with the same leasing company providing $1,100,000 of equipment lease financing. This arrangement terminated in March 1997. All amounts outstanding under the 1994 leasing facility are being repaid under the original terms of that leasing arrangement. There was $71,000 outstanding under all leasing arrangements as of December 31, 1999.

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

     The Company believes that the performance of its blood-related products will be competitive with products sold by other vendors of blood filtration and transfusion products and may encounter significant competition in the sale of such products from biotechnology, pharmaceutical and hospital supply companies. In the leukoreduction field, several of the Company's competitors have substantially greater resources, manufacturing and marketing capabilities, research and production staffs, and production facilities than the Company. Moreover, some of the Company's competitors are significantly larger than the Company, have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. In addition, many of the Company's competitors have access to greater capital and other resources, may have management personnel with more experience than that of the Company and may have other advantages over the Company in conducting certain businesses and providing certain services. There can be no assurance that the Company will be able to compete effectively against such companies. The Company is a defendant in a lawsuit brought by Pall regarding its LeukoNet System, which is no longer made or sold by the Company. In addition, the Company and Gambro BCT filed a complaint for declaratory relief against Pall in the United States District Court of Colorado regarding six patents related to its r\LS System. Pall has filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes one of Pall's patents.

     The Company believes, based on its current operating plan, that its existing cash balances together with the financing provided in March 2000 will be sufficient to fund the Company's operations beyond the first quarter 2001. If the Company's plans or assumptions change, if the Company's assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, it may seek to raise additional capital by pursuing strategic partnerships, public or private equity and/or debt financing. If the Company fails to generate such cash flow or obtain any such financing on terms favorable to it or if other unforeseen circumstances occur, the Company may be unable to continue to commercialize and market the r\LS System or complete the development of the Company's proposed products and/or market such products successfully, or to continue the Company's current operations as presently conducted, if at all, beyond the first quarter 2001. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

     The customers for the Company's potential products are a limited number of national and regional blood centers, which collect, store and distribute blood and blood products. In the United States, the American Red Cross collects and distributes approximately 50% of the nation's supply of blood products.

906583.4
                                      -31-

Other major blood centers include the New York Blood Center, Blood Centers of America, America's Blood Centers and United Blood Services, each of which distributes 6% to 12% of the nation's supply of blood and blood products. In Europe, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nation's blood and blood products supply. The Company's principal competitors have long-standing relationships with these blood centers and there can be no assurance that the Company will be successful in marketing its products to these centers.

     In August 1998, the Company completed an amended and restated Master Strategic Alliance Agreement with the American Red Cross BioMedical Services, which provides for, among other things, the development and enhancement of a number of filtration products, based on the Company's core technology including red blood cell leukoreduction, leukocyte recovery, platelet filtration, whole blood filtration and tumor cell filtration. Pursuant to the strategic alliance agreement, the Company entered into a master purchase agreement with the American Red Cross that provides for the sale of the r\LS System by the Company to the American Red Cross on specified terms.

     In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro Inc. to act as the Company's exclusive distributor of its r\LS System worldwide, except for sales to the American Red Cross. Furthermore, this agreement provides that Gambro Inc. may (upon mutual agreement by the Company and Gambro Inc.) distribute additional future products developed by the Company that filter blood and its components.

     In May 1999, the Company received 510(k) clearance from the FDA to market its r\LS System in the United States. The Company initiated sales of the r\LS System in the United States in the third quarter 1999. If the Company's agreements with the American Red Cross are terminated, or not implemented, for any reason, the Company's business, financial condition and results of operations could be materially and adversely affected. If Gambro Inc. does not successfully market and sell the Company's products or the distribution agreement is terminated for any reason, the Company's business, financial condition and results of operations could be materially and adversely affected.

     All of the Company's other planned blood filtration and transfusion products are in the research and development stage. The Company will be required to conduct significant research, development, testing and regulatory compliance activities on these products that, together with anticipated costs expenses, could to result in additional losses through 2000. The Company's ability to achieve a profitable level of operations will depend on successfully implementing its supply and distribution agreements for its current product and completing development, obtaining regulatory approvals and achieving market acceptance of its other blood-related products.

     Some or all of the Company's blood filtration and transfusion products may require preclinical and clinical testing prior to submission of any regulatory application for commercial use. The Company does not expect regulatory approval for commercial sale in the United States of any of its other planned products before the end of 2000.

     To succeed in the implementation of the Company's business strategy, the Company must implement effective planning and operating processes. In addition, to manage anticipated growth, the Company must continue to expand and upgrade core technologies, continue to implement and improve its operational, financial and management information systems, and hire, train and retain additional qualified

906583.4
                                      -32-
personnel. The Company has limited experience with the manufacture of our products on a commercial scale. The Company's systems and procedures may not be adequate to support its operations, and its management may not be able to achieve the rapid execution necessary to exploit the market for its products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

     The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

Item 9.  Changes in and Disagreements on Accounting and Financial  Disclosure

     Not applicable.

906583.4
                                      -33-

                                    PART III

Items 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."


906583.4
                                      -34-

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         a (1)           Financial Statements
                         HemaSure Inc. Consolidated Financial Statements as of December 31, 1999 and for each of the three years in the period ended December 31, 1999. See pages F-1 through F-7, which are included herein.

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

     The following  trademarks are mentioned in this Annual Report on Form 10-K:
HemaSure r/LS and LeukoNet.


906583.4

                                  HemaSure Inc.

                       Index to Financial Statements                                                         Page
                       -----------------------------

Report of Independent Accountants..........................................................................  F-2

Consolidated Balance Sheets at December 31, 1999 and 1998..................................................  F-3

Consolidated Statements of Operations for the Years
Ended December 31, 1999, 1998 and 1997.....................................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 1999, 1998 and 1997.......................................................  F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1999, 1998 and 1997.....................................................................  F-6

Notes to Consolidated Financial Statements.................................................................  F-7






906583.4
                                       F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HemaSure Inc.:

                  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of HemaSure Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                         /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 4, 2000
  except for Note Q for
  which the date is
  March 2, 2000

906583.4
                                       F-2

HemaSure Inc.
Consolidated Balance Sheets

December 31,
(In thousands, except par value amounts)


ASSETS                                                                                       1999               1998
                                                                                             ----               ----
Current assets:
         Cash and cash equivalents (Note B)                                               $ 5,243           $  1,827
         Accounts receivable (Note D)                                                         443                  -
         Inventories (Note E)                                                                 806                206
         Deferred financing costs (Note H)                                                    725              1,024
         Prepaid expenses and other current assets                                            276                326
                                                                                        ---------          ---------

         Total current assets                                                               7,493              3,383

Property and equipment, net (Note F)                                                        1,547              1,505
Deferred financing costs long-term (Note H)                                                     -                725
Other assets                                                                                   50                 42
                                                                                       ----------         ----------

                  Total assets                                                            $ 9,090            $ 5,655
                                                                                          =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

         Accounts payable                                                                 $ 1,199            $ 1,542
         Accrued expenses (Note G)                                                          1,520              1,549
         Current portion of notes payable (Note H)                                          5,030                 27
         Current portion of capital lease obligations (Note G)                                 71                228
                                                                                        ---------

         Total current liabilities                                                          7,820              3,346

Capital lease obligations (Note G)                                                              -                 68
Notes payable (Note H)                                                                         43              5,073

                  Total liabilities                                                         7,863              8,487
                                                                                          -------            -------

Commitments and contingencies (Notes G, H and I) Stockholders' equity (deficit)
(Notes K and L):
         Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding in 1999 and 1998
         Common stock, $0.01 par value, authorized shares 35,000
            in 1999, issued and outstanding
            15,823 in 1999 and 9,088 in 1998                                                  158                 91
         Additional paid-in capital                                                        86,241             71,584
         Accumulated deficit                                                             (85,172)           (74,507)
                                                                                         --------          ---------
         Total stockholders' equity (deficit)                                               1,227            (2,832)
                                                                                            -----          ---------

                     Total liabilities and stockholders' equity (deficit)                 $ 9,090           $  5,655
                                                                                          =======           ========

The accompanying notes are an integral part of the financial statements.


906583.4
                                       F-3

HemaSure Inc.
Consolidated Statements of Operations



Year Ended December 31,
(In thousands, except per share amounts)                                      1999               1998              1997
                                                                              ----               ----              ----


Revenue                                                                $       805         $       25         $   2,357

Costs and expenses:
         Cost of products sold                                               2,408                657             4,158
         Research and development                                            2,681              3,794             3,577
         Legal expense related to patents                                    1,361              3,340               506
         Selling, general and administrative                                 3,728              4,201             4,458
         Restructuring charge                                                    -                  -             1,215
                                                                     -------------      -------------         ---------
         Total costs and expenses                                           10,178             11,992            13,914
                                                                         ---------          ---------          --------

Loss from operations                                                       (9,373)           (11,967)          (11,557)
Other income (expense):
         Interest income                                                       201                169               577
         Interest expense                                                  (1,493)              (372)           (1,401)
         Other income                                                            -                  -             2,497
                                                                      ------------      -------------          --------
Net loss                                                                 $(10,665)          $(12,170)         $ (9,884)
                                                                         =========          =========         =========

Net loss per share - basic and diluted:                                 $   (0.77)         $   (1.35)        $   (1.22)
                                                                        ==========         ==========        ==========

Weighted average number of shares of common stock
      outstanding - basic and diluted                                       13,766              9,025             8,127


The accompanying notes are an integral part of the financial statements.



906583.4
                                      F-4

HemaSure Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

Year ended
December 31, 1999, 1998
and 1997 (In thousands)

                                                                                                                         Total
                                                                Additional                                            Stockholders'
                                            Common Stock          Paid-in       Unearned                 Accumulated     Equity
                                       Shares         Amount      Capital     Compensation      Other      Deficit      (Deficit)
                                      --------        ------     ---------    ------------      -----     ---------     ---------


Balance at December 31, 1996                 8,098          $81      $60,702           $(398)        $(3)    $(52,453)       $7,929

Issuance of common stock to
   employees under stock plans                  66            1          176                                                    177

Unearned compensation amortization                                                       309                                    309

Other                                                                                                  2                          2

Net loss                                                                                                       (9,884)       (9,884)
                                         ---------      -------     --------       ---------             -------------   -----------


Balance at December 31, 1997                 8,164           82       60,878             (89)         (1)     (62,337)       (1,467)

Issuance of common stock to
   employees under stock plans                  97            1           89                                                     90

Issuance of common stock for debt              827            8        8,679                                                  8,687

Issuance of warrants                                                   1,938                                                  1,938

Unearned compensation amortization                                                        89                                     89

Other                                                                                                  1                          1

Net loss                                                                                                      (12,170)      (12,170)
                                         ---------      -------     --------       ---------             -------------   -----------


Balance at December 31, 1998                 9,088           91       71,584               -           -      (74,507)       (2,832)

Issuance of common stock to
   employees under stock plans                 404            4          813                                                    817
Issuance of common stock
    in private placements, net of
    issuance costs of $93                    6,331           63       13,844                                                 13,907

Net loss                                                                                                      (10,665)      (10,665)
                                         ---------      -------     --------       ---------             -------------   -----------

Balance at December 31, 1999                15,823   $      158   $   86,241    $       -    $      -     $   (85,172)   $    1,227
                                            ======   ==========   ==========    ============ ===========  ============   ==========

The accompanying notes are an integral part of the financial statements.


906583.4
                                       F-5

HemaSure Inc.
Consolidated Statements of Cash Flows
Year ended December 31,
(In thousands)


                                                                                      1999             1998              1997
                                                                                      ----             ----              ----

Cash flows from operating activities:
   Net loss                                                                      $(10,665)       $ (12,170)         $ (9,884)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Financing costs related to warrants                                          1,024              189                 -
        Impairment of assets                                                             -                -               475
        Depreciation and amortization                                                  475              479               859
        Accretion of marketable securities discount                                      -               20                 4
        Loss on disposal of equipment                                                    -                5                 -
   Changes in operating assets and liabilities:
        Net assets of discontinued business                                              -                -               500
        Accounts receivable                                                          (443)              436             (153)
        Inventories                                                                  (600)             (48)               218
        Prepaid expenses and other current assets                                       50               21                33
        Accounts payable                                                             (343)              666             (736)
        Accrued expenses                                                              (29)            (297)               273
        Other assets                                                                   (8)             (10)                20
                                                                               -----------       ----------         ---------

   Net cash used in operating activities                                          (10,539)         (10,709)           (8,391)
                                                                                  --------         --------           -------

   Cash flows from investing activities:

        Purchases of marketable securities                                               -         (20,255)          (99,752)
        Maturities of marketable securities                                              -           27,117           104,235
        Unrealized holding loss of available for sale marketable securities              -                1                 2
        Additions to property and equipment                                          (517)            (422)             (220)
                                                                                     -----            -----             -----

   Net cash provided by (used in) investing activities                               (517)            6,441             4,265
                                                                                     -----            -----             -----

   Cash flows from financing activities:

        Net proceeds from issuance of common stock                                  14,724               90               177
        Borrowing from notes payable arrangements                                        -            5,000               140
        Repayment of notes payable                                                    (27)              (9)              (31)
        Repayments of capital lease obligations                                      (225)            (260)             (241)
                                                                                   -------           ------            ------

   Net cash provided by financing activities                                        14,472            4,821                45
                                                                                    ------            -----           -------

   Net (decrease) increase in cash and cash equivalents                              3,416              553           (4,081)
   Cash and cash equivalents at beginning of period                                  1,827            1,274             5,355
                                                                                   -------          -------           -------

   Cash and cash equivalents at end of period                                       $5,243           $1,827            $1,274
                                                                                    ======           ======            ======

   Supplemental schedule of cash flow information:
        Cash paid during the year for interest                                       $ 453             $503            $1,072

   Noncash investing and financing activities:
        Acquisition of fixed assets financed by capital leases                   $       -        $       -         $      38
        Common stock issued for convertible subordinated note                    $       -           $8,687        $        -
        Value of warrants issued for guaranteed line of credit                   $       -           $1,938        $        -


The accompanying notes are an integral part of the financial statements.

906583.4
                                       F-6

HemaSure Inc.
Notes to Consolidated Financial Statements

A.      THE COMPANY:

Nature of the Business

         HemaSure Inc. (the "Company") is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's currently-marketed blood filtration product ("r/LS System") is designed for use by blood centers and hospital blood banks worldwide. From the Company's inception through the first quarter of fiscal 1996, HemaSure had sold non-blood related filter products primarily to Sepracor Inc. ("Sepracor"), a related party, for use in chemical processing applications. Subsequently and throughout 1997, the Company's revenue was derived from the commercial sales of its LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next-generation red cell filtration product. In May 1999, the Company received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") to market its r/LS System in the United States. The Company initiated sales of the r/LS System in the United States in the third quarter 1999.

         The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and similar foreign regulatory authorities and agencies.

         Since its inception, the Company has suffered recurring losses from operations and, as of December 31, 1999, had an accumulated deficit of $85.2 million. Other than the Company's r\LS System, all of its planned blood-related products are in the research and development stage, and certain of these products that the Company is currently developing may require pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. The Company's success will depend on the commercial acceptance of its r\LS System and the development and commercial acceptance of its other planned blood-related products. The Company believes that the funds currently available, including the funds raised in March 2000 (Note Q) will be sufficient to fund operations through at least the next twelve months.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

         The Company considers all demand deposits, money market instruments and repurchase agreements to be cash and cash equivalents. Cash equivalents of $4,743,000 and $2,138,000 and at December 31, 1999 and 1998, respectively, consist of repurchase agreements with a commercial bank. The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable Securities

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. The Company held no marketable securities at December 31, 1999 and 1998.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

         Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to

906583.4
                                       F-7
operations. On disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. All laboratory, manufacturing and office equipment have estimated useful lives of three to 10 years.

Revenue Recognition

         Revenues from product sales are recognized when goods are shipped.

Research and Development

         Research and development costs are expensed in the year incurred.

Net Loss Per Share

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share ("EPS"). Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Potential common stock has not been included because the effect would be antidilutive. The potential common stock of the Company consist of common stock warrants (see Notes C and H), stock options (see Note L) and a convertible subordinated note payable (see Note I). The Company had 4,757,000, 4,214,000 and 2,846,000 potential common stock shares as of December 31, 1999, 1998, and 1997, respectively. The convertible subordinated note was converted into 827,375 shares of common stock of the Company in January 1998.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect such adoption to have a material impact on its financial statements.

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101

906583.4
                                       F-8
clarifies the Commission's views related to revenue recognition and disclosure. The Company will adopt SAB 101 in the second quarter of 2000 and is presently determining the effect it will have on the Company's financial statements, although management does not believe the effect will be material.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1999 and 1998 and the reported amounts of revenues and expenses during the years ended December 31, 1999, 1998 and 1997. Actual results could differ from those estimates.

C.       AGREEMENTS WITH SEPRACOR:

         The Company was formerly a wholly-owned subsidiary of Sepracor. As of January 31, 2000, Sepracor owned 27% of the common stock, $.01 par value, of the Company (the"Common Stock").

         Under a Technology Transfer and License Agreement, Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications, that relates to and is used in researching, developing or manufacturing products in the Company Field as defined in the agreement. Further, Sepracor granted an exclusive license to the Company for any improvements to the transferred technology, which were developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer and License Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field. All licenses were royalty-free. Sepracor also granted the Company a right of first refusal to any product, which Sepracor proposed to sell, or license a third party to sell during the Effective Period, for use within the Company Field.

         In addition, beginning in April 1998, Sepracor was entitled to certain rights with respect to the registration under the Securities Act of 1933, as amended, of a total of 3,000,000 shares of common stock related to the technology transfer and establishment of the Company in 1993. These rights provide that Sepracor may require the Company, on two occasions, to register shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations.

         In September 1998, the Company obtained a $5 million revolving line of credit arrangement with a commercial bank. Sepracor has guaranteed repayment of amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. (See Note H)

         In March 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of the Company's common stock and warrants to purchase an additional 667,000 shares of common stock at $1.50 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, the Company is entitled to require Sepracor to exercise these warrants.

D.       ACCOUNTS RECEIVABLE:

         The Company's 1999 and 1998 trade receivables primarily represent amounts due for product sales. The allowance for doubtful accounts was $5,000 and $7,000 at December 31, 1999 and 1998, respectively.

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

906583.4
                                       F-9

E.       INVENTORIES:

         Inventories consist of the following at December 31:


(In thousands)                                               1999         1998
                                                             ----         ----
Raw materials                                             $   393    $     206
Work in Progress                                              401            -
Finished goods                                                 12            -
                                                         --------   ----------

                                                           $  806     $  206
                                                         ========   ==========


F.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:


(In thousands)                                                             1999                  1998
                                                                           ----                  ----
Laboratory and manufacturing equipment                                 $  1,479              $    874
Leased laboratory and manufacturing equipment                               505                   505
Office equipment                                                            858                   759
Leasehold improvements                                                      772                   766
                                                                        -------
                                                                          3,614                 2,904

Accumulated depreciation and amortization                               (2,324)               (1,849)
                                                                        -------

                                                                          1,290                 1,055
Construction in progress                                                    257                   450
                                                                       --------

                                                                       $  1,547              $  1,505
                                                                       ========              ========


         Depreciation and amortization expense was $475,000, $391,000 and $548,000, in 1999, 1998 and 1997, respectively. In conjunction with its determination to discontinue manufacture of the LeukoNet System in February 1998, a provision for impairment of $475,000 for manufacturing and related assets was recorded for the period ended December 31, 1997.

         Accumulated amortization of assets under lease was $106,000 and $395,000 as of December 31, 1999 and 1998, respectively.


906583.4
                                      F-10

G.       ACCRUED EXPENSES AND COMMITMENTS AND CONTINGENCIES:

         Accrued expenses consist of the following at December 31:



(In thousands)                              1999                1998
                                            ----                ----
Compensation                              $  189              $   43
Professional fees                            155                 104
Interest on notes payable                     41                  26
Customer refunds                             175                 175
Services                                     678                 750
Miscellaneous                                282                 451
                                          ======             =======

                                          $1,520              $1,549
                                          ======              ======

Lease Obligations

         The Company leased certain laboratory, research and office space from Sepracor through 1995. In 1995, the Company executed a lease for these facility requirements, which commenced in February 1996 and extends through February 2004. The lease provides for two five-year renewal options. Under the terms of the lease, the Company is required to pay its allocated share of taxes and operating costs in addition to the base annual rent.

         In 1994, the Company, in collaboration with Sepracor and certain of its other subsidiaries, executed an equipment leasing arrangement that provided for a total of $2,000,000 to these companies for purposes of financing capital equipment. In October 1996, the Company executed a separate follow-on equipment leasing arrangement that provided $1,100,000 of equipment financing through March 31, 1997. The Company has leased various laboratory, manufacturing and computer equipment under noncancelable capital leases. Terms of arrangements with the leasing company contain bargain purchase provisions at the expiration of the lease term, which range from 36 months to 42 months. In some instances, the Company is required to make a deposit of 20% of the original equipment cost, which earns interest at an annual rate of 4%. As of December 31, 1999 the Company had $68,000 on deposit at the leasing company under this leasing arrangement. Under certain circumstances, Sepracor is the guarantor of debt incurred to acquire equipment under the leasing facilities. The interest rate charged on the Company's capital leases ranges from 14% to 21%.



906583.4
                                      F-11

         Future minimum payments under all noncancelable leases in effect at December 31, 1999 are as follows:


(In thousands)                                                    Operating            Capital
Year                                                                 Leases             Leases
----                                                                 ------             ------
2000                                                                 $  236            $    74
2001                                                                    236                  -
2002                                                                    236                  -
2003                                                                    236                  -
2004                                                                     20                  -
                                                                    -------          ---------
Total minimum lease payments                                         $  964                 74
                                                                     ------           --------
Less amount representing interest                                                            3
Present value of minimum lease payments                                                $    71
                                                                                       =======

Based on the borrowing rates currently available to the Company for capital leases with similar terms and average maturities, the fair value of capital leases approximates the carrying value.

         The total charged to rent expense for all noncancelable leases including amounts for building maintenance, utilities and other operating costs was $660,000, $833,000, and $803,000, in 1999, 1998, and 1997, respectively.

         In December 1999, the Company entered into an exclusive five-year manufacturing and supply agreement with a major supplier of a component to the Company's product. The agreement contains minimum purchase requirements in future years, which if not met could require the Company to purchase certain production equipment of the supplier as defined in the agreement. The supplier, under certain conditions, will acquire such equipment during fiscal years 2000 and 2001. The agreement also contains provisions under which the agreement could become non-exclusive under certain conditions as defined in the agreement and for extensions of the term of the agreement.

H.       NOTES PAYABLE

         Notes payable consist of the following at December 31:



(In thousands)                                    1999                   1998
                                                  ----                   ----
Leasehold improvements financing               $    73               $    100
Revolving line of credit                         5,000                  5,000
                                                 -----                  -----
                                                 5,073                  5,100
Less current portion                             5,030                     27
                                                 -----                -------
                                               $    43                $ 5,073
                                               =======                =======

         In March 1997, the Company exercised its right, under the lease, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments with an interest rate of 12% per annum.

         In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. As of December 31, 1999, the entire $5 million was outstanding under the line. The revolving line of credit, which expires in August 2000, is being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable monthly in arrears. The weighted average borrowing rate for the period ended December 31, 1999 was 8.67%. For the period ended December 31, 1999, the Company recorded interest expense related to borrowings under the line of $434,000. The credit agreement contains customary covenants and provisions. The bank has a first lien on all assets of the Company including its intellectual property.





906583.4
                                      F-12

         Sepracor, the Company's largest shareholder, has guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure has placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and is amortizing this deferred financing charge on a monthly basis over the term of the line of credit. For the periods ended December 31, 1999 and 1998 the Company amortized $1,024,000 and $189,000, respectively, of this deferred finance charge and recorded it as interest expense in the Statement of Operations.

I.       CONVERTIBLE SUBORDINATED NOTE PAYABLE

         In May 1996, the Company acquired the plasma product unit of Novo Nordisk A/S, a Denmark corporation ("Novo Nordisk"), through its Danish subsidiary, HemaSure A/S (the "Denmark Acquisition"). The purchase price for the transaction was comprised of a combination of promissory notes, convertible subordinated notes (which would convert to common stock of the Company or a subsidiary of the Company) and additional consideration payable in 1998 in cash or stock, at the option of the Company, which would not be paid in certain events. On February 20, 1997, the Company's board of directors voted to discontinue the development and operation of the Danish Plasma Business, retroactive to December 31, 1996.

         In January 1997, the Company entered into a Restructuring Agreement of the debt related to the Denmark Acquisition. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note in the principal amount of approximately $11,700,000, which was due and payable on December 31, 2001, with interest payable quarterly (provided that up to approximately $3,000,000 would be forgiven in certain circumstances). Approximately $8,500,000 of the reduction of such indebtedness was forgiven. The remainder of the reduction represented a net amount due from Novo Nordisk to the Company related to various service arrangements between the two companies. The amount included in the balance sheet at December 31, 1997 included the effect of the Restructuring Agreement net of the $3,000,000 contingency amount to reflect the most probable result of the Company's decision to exit the plasma business. In December 1997, the Company notified the holder of the note of its intent to convert in January 1998 $8,687,000 of debt, which it believes was the entire amount outstanding as of the date of conversion. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of common stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note has contested the conversion of the note, including the forgiveness of the $3,000,000 amount. The Company believes that such assertions are without merit.

J.       SEGMENT INFORMATION

         The Company operates exclusively in the blood filtration business, which the Company considers to be one business segment.

         Revenue from significant unaffiliated customers are as follows:


Year Ended December 31:           1999                 1998               1997
                                  ----                 ----               ----
Customer A.                       66%                  53%                86%
Customer B.                       33%                  -                  -
Customer C.                       -                    10%                -

K.       STOCKHOLDERS' EQUITY (DEFICIT)

         In March 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of the Company's common stock and warrants to purchase an additional 667,000 shares of common stock at $1.50 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, the Company is entitled to require Sepracor to exercise these warrants.



906583.4
                                      F-13

         On May 3, 1999, the Company completed a private placement financing with Gambro Inc ("Gambro"). The stock subscription agreement, which the Company entered into with Gambro Inc. in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company common stock. The stock subscription agreement also provided Gambro Inc. with an option to purchase additional shares of the Company's common stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of common stock to be based upon the market price of the Company's common stock. In October 1999, Gambro Inc. exercised this option in full. In connection with the exercise of this option, Gambro Inc. purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflected the average price of the Company's stock in the 30 days prior to the exercise date of October 5, 1999.

L.       STOCK OPTION PLANS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         The Company has two stock options plans currently in effect under which future grants may be issued: the 1994 Stock Option Plan, as amended, and the 1994 Director Option Plan, as amended (collectively, the "Plans"). A total of 3,000,000 shares have been authorized by the Company for grants of options or shares, of which 155,000 are still available for grant. Stock options granted during 1999 and 1998 generally have a maximum term of ten years and vest ratably over a period of two to five years.

906583.4
                                                       F-14

         A summary of the Company's stock option activity for the years ended December 31 follows:


                                               Number of Options          Weighted Average
                                                  (In thousands)            Exercise Price
----------------------------------------------------------------------------------------

Outstanding at December 31, 1996                           2,373                   $  9.24
Granted                                                    1,262                   $  3.02
Exercised                                                   (24)                   $  2.25
Terminated                                               (1,592)                    $12.06
                                                         -------

Outstanding at December 31, 1997                           2,019                   $  3.25
Granted                                                    2,029                   $  0.72
Exercised                                                      -                         -
Terminated                                               (1,534)                   $  3.06
                                                         -------

Outstanding at December 31, 1998                           2,514                   $  1.31
Granted                                                      302                   $  5.27
Exercised                                                  (363)                   $  2.02
Terminated                                                  (63)                   $  0.94
                                                            ----

Outstanding at December 31, 1999                           2,390                   $  1.72
                                                           =====                   =======

   The following table summarizes the status of the Company's stock options at December 31, 1999:


                         OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------

                                                   Weighted          Weighted           Number
                                  Number            Average          Average         Exercisable         Weighted
                              Outstanding As       Remaining         Exercise           As of             Average
                                Of 12/31/99       Contractual         Price            12/31/99          Exercise
Range of Exercise Prices      (In thousands)         Life                           (In thousands)         Price
-------------------------------------------------------------------------------------------------------------------


      $   .63   -   $   .94        1,581             8.1                $  .64           408             $   .65
      $  1.25   -   $  1.75          294             8.5                $ 1.28            65             $  1.34
      $  2.00   -   $  3.50          183             4.9                $ 2.54           138             $  2.25
      $  3.88   -   $  5.94          284             9.6                $ 5.51             5             $  5.50
      $ 12.38   -   $ 16.25           48             6.3                $14.74            40             $ 15.17
                                  ------             ---                -----            ---             -------
                                   2,390             8.0                $ 1.72           656             $  1.98

         The weighted average grant date fair value for options granted during 1999, 1998 and 1997 was $3.57, $0.49 and $2.04 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factor of the market price of the Company's common stock of 75%; and a weighted average expected life of the options of 5.5 years.

         During 1994 and prior to the Company's initial public offering, options to purchase 482,000 shares of common stock were granted under the Plans at an exercise price of $2.00 per share. The estimated fair market value on the date of grant was $4.00 per share. The Company recorded compensation expense of $89,000 and $309,000 in 1998 and 1997, respectively, related to these options.

         In January 1998, the Company adopted a one time stock option exchange program. Upon employee consent, the program provides for the grant to each employee of a new stock option in exchange for the cancellation of the old stock option. The new stock option, granted at fair market value at date of issuance, will become exercisable for a number of shares of common stock equal to the number of shares covered by the old stock option.



906583.4
                                      F-15

         In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an aggregate of 500,000 shares of common stock may be purchased by employees at 85% of market value on the first or last day of each six -month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Options were exercised to purchase 41,071 shares for a total of $117,000 during the year ended December 31, 1999 and 96,695 shares for a total of $88,000 during the year ended December 31, 1998. At December 31, 1999, 291,397 shares of common stock were reserved for future issuance under the plan.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below. The application of SFAS No. 123 to the employee stock purchase plan would not result in a significant difference from reported net income and earnings per share.


                                                                          1999                1998              1997
                                                                          ----                ----              ----
Net loss - as reported                                               $(10,665)          $ (12,170)        $  (9,884)
Net loss - pro forma                                                 $(11,274)          $ (12,610)         $(10,415)
Net loss per share - as reported - basic and diluted                 $  (0.77)         $    (1.35)        $   (1.22)
Net loss per share - pro forma - basic and diluted                  $   (0.82)         $    (1.40)        $   (1.28)

         The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 or anticipated future option activity.

         In connection with the initial public offering, the Company granted to the underwriter an option to purchase 217,500 shares of common stock at an exercise price equal to 150% of the initial public offering price or $10.50 and subject to adjustment in certain circumstances. The option was exercisable at any time or from time to time after April 14, 1995 and before April 14, 1999. The option was not exercised.


906583.4
                                      F-16

M.       INCOME TAXES

         The components of the Company's deferred tax assets and liabilities are as follows at December 31:


 (In thousands)                                                                       1999                     1998
                                                                                      ----                     ----
Deferred taxes:
            Net operating loss carryforwards                                       $31,315                  $21,463
            Research and development expense capitalization                          4,392                    3,892
            Tax credit carryforwards                                                 1,235                      999
            Inventory reserves                                                          20                       43
            Deferred compensation                                                      285                      284
            Accrued charges not paid                                                   512                      466
            Other                                                                        7                       21
            Property and equipment                                                       1                     (16)
                                                                               -----------
                                                                                    37,767                   27,152
Valuation allowance                                                               (37,767)                 (27,152)
                                                                                  --------                 --------
Net deferred taxes                                                             $         -              $         -
                                                                               ===========              ===========

         Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

         The Company's statutory and effective tax rates were 34% and 0%, respectively, for 1999, 1998 and 1997. The effective tax rate was 0% due to a net operating loss and the non-recognition of any net deferred tax asset. At December 31, 1999, the Company had federal and state tax net operating loss carryforwards ("NOLs") of approximately $73,000,000 and $67,000,000, respectively, to offset future regular taxable earnings. The federal and state NOLs begin to expire in 2009 and 2000. Approximately $4,000,000 of state NOLs expired in 1999. The Company has research and development tax credits of approximately $690,000 and $520,000, respectively, which both begin to expire in 2009. The Company has a state investment tax credit carryforward of approximately $20,000, which begins to expire in 2000.

N.       AGREEMENTS

         In July 1999, the Company entered into a master purchase agreement with the American Red Cross that provides for the sale of the r\LS System by the Company to the American Red Cross on specified terms. The master purchase agreement provides for a thirty-eight month term expiring on August 31, 2002, subject to, among other things, earlier termination by the American Red Cross in certain circumstances. Under the master purchase agreement, the American Red Cross is required to purchase specified minimum annual quantities of the r\LS System, subject to certain terms and conditions. The term of the master purchase agreement may be extended by one year in certain circumstances if the American Red Cross fails to meet its minimum purchase obligation in the third year of the agreement.

         In August 1998, the Company completed an amended and restated Master Strategic Alliance Agreement with the American Red Cross BioMedical Services, which provides for, among other things, the development and enhancement of a number of filtration products, based on the Company's core technology. The agreement has a term of five years, unless previously terminated, and can be renewed or extended. In connection with this agreement, the American Red Cross is eligible to receive warrants to purchase common stock of the Company up to a maximum of 400,000 shares based on certain milestones and at a price of $1.51 per share, as determined at the date of this agreement.

         In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro Inc. to act as the Company's exclusive distributor of the Company's r\LS System worldwide, except for sales to the American Red Cross. Under the amended distribution and development agreement, Gambro Inc. is required to purchase specified minimum annual quantities of the r\LS System, subject to certain terms and conditions. Furthermore, this agreement provides that Gambro Inc. may, upon mutual agreement by the Company and Gambro Inc., distribute additional future products developed by us that filter blood and its


906583.4
                                      F-17
components. The distribution agreement provides for a five-year term that expires in June 2004, subject to automatic three-year renewals unless the agreement is previously terminated.

O.       EMPLOYEES' SAVINGS PLAN

         The Company has a 401(k) plan for all employees. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company can make a matching contribution at its discretion. In 1999, 1998 and 1997, the Company provided matching contributions of approximately $40,000, $0, and $34,000, respectively.

P.       LITIGATION

         The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "'572 Patent").

         With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non- infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The court has not acted on the summary judgment motions.

         The Company and Gambro BCT filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 ("'321 Patent") and Pall's U.S. Patent Nos. 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. Pall submitted a counterclaim alleging that the r\LS System infringes the'572 patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. Pall has also asserted that the r\LS System infringes one or more of the other patents that are the subject of the lawsuit.

         On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the r\LS System infringes the '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro Inc., Gambro A.B., a Swedish company, of which Gambro Inc. is a business unit, and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. There has been no decision on the motion.

         The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS System do not infringe any valid enforceable claims of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r\LS System if the Company does not prevail in the litigations.


906583.4
                                      F-18

         A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

Q.       SUBSEQUENT EVENT

         In March 2000, the Company completed a $28,000,000 private placement in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has agreed to register, prior to June 2, 2000, 2,551,320 of such shares for resale. The Company intends to use the proceeds of the private placement for working capital, capital equipment and general corporate purposes.

         The Company entered into an agreement with Command effective January 31, 2000 that provides for Command, on a non-exclusive basis, to (i) act as its manufacturer and supplier of dry bags used in its r\LS System and (ii) assemble the filters used in its r\LS System, subject to certain terms and conditions. The agreement has a term of three years, subject to an automatic one-year extension in the event the Company fails to purchase a specified number of products by the third year and, also, upon the mutual agreement by the Company and Command. Thereafter, the agreement will be subject to automatic one-year renewals unless the agreement is previously terminated.

         Under the agreement, the Company is required to purchase a minimum number of dry bags used in its r\LS System and assembly requirements of the filters used in its r\LS System, in each case at agreed upon prices. Pursuant to the agreement, pricing is fixed for the first three years, subject to the risk of price fluctuations in respect of raw materials, overhead and labor. Under the Company's supply and assembly agreement with Command, the Company is obligated to provide to Command 90 days before each year of the supply and assembly agreement forecasts for anticipated purchases of the dry bags and assembly requirements for the upcoming 12-month period.







906583.4
                                      F-19

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                            HEMASURE INC.


                            By:       /s/ John F. McGuire, III
                                     -------------------------
                                          John F. McGuire, III
                                          President and Chief Executive Officer

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


                Signature                                    Title                             Date
                ---------                                    -----                             ----

/s/ John F. McGuire, III                    President, Chief Executive                March 30, 2000
---------------------------
John F. McGuire, III                        Officer and Director (Principal
                                            Executive Officer)

/s/ James B. Murphy                         Senior Vice President, Finance            March 30, 2000
---------------------------
James B. Murphy                             and Administration (Principal
                                            Financial Officer)

/s/ Timothy J. Barberich                    Director                                  March 30, 2000
---------------------------
Timothy J. Barberich

/s/ David S. Barlow                         Director                                  March 30, 2000
---------------------------
David S. Barlow

/s/ Frank Corbin                            Director                                  March 30, 2000
---------------------------
Frank Corbin

/s/ Justin E. Doheny                        Director                                  March 30, 2000
---------------------------
Justin E. Doheny

/s/ Edward C. Wood                          Director                                  March 30, 2000
---------------------------
Edward C. Wood


906583.4
                                       S-1

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:



       Exhibit No.                                              Description
       ----------                                               -----------

2.1(6)                   Heads of Agreement, dated as of January 31, 1996,
                         between the Company and Novo Nordisk A/S.
3.1(1)                   Certificate of Incorporation of the Company.
3.2(1)                   By-Laws of the Company.
4.1(1)                   Specimen Certificate for shares of Common Stock, $.01
                         par value, of the Company.
4.2(9)                   Registration Rights Agreement, dated January 23, 1997, by and among the
                         Company and Novo Nordisk A/S
4.3(10)                  Registration Rights Agreement, dated as of September 15, 1998, between the
                         Company and Sepracor.
4.4(11)                  Warrant Agreement, dated as of September 15, 1998,
                         between the Company and Sepracor.
4.5(11)                  Warrant Certificate, dated as of September 15, 1998,
                         between the Company and Sepracor.
4.6(13)                  Registration Rights Agreement, dated as of  March 23, 1999, between the
                         Company and Sepracor.
4.7(13)                  Warrant  Agreement,  dated  as of  March 23,  1999, between the Company and
                         Sepracor.
4.8(13)                  Warrant Certificate, dated  as of  March  23,  1999, between the Company and
                         Sepracor.
4.9(14)                  Stock Subscription Agreement, dated as of May 3, 1999, between the Company and COBE.
4.10(14)                 Stockholder's Agreement, dated as of May 3, 1999, between the Company and
                         COBE.
10.1(9)                  1994 Stock Option Plan, as amended.
10.2(9)                  1994 Director Option Plan.
10.3(1)                  Form of Technology Transfer and License Agreement between the Company and
                         Sepracor Inc.
10.4(6)                  Lease Agreement for 140 Locke Drive, Marlborough, MA,
                         dated as of November 1995, between the Company and
                         First Marlboro Development Trust.
10.5(4)                  Employment Agreement between the Company and Dr. Hans
                         Heiniger, dated January 10, 1994.


935681.2





10.6(7)                  Asset Purchase Agreement dated as of May 2, 1996
                         between the Company, HemaPharm Inc., HemaSure A/S and
                         Novo Nordisk A/S.
10.7(8)                  Restructuring Agreement, dated January 23, 1997,
                         between the Company, HemaPharm Inc., HemaSure A/S and
                         Novo Nordisk A/S.
10.8(9)                  Convertible Subordinated Note Due December 31, 2001 in
                         the amount of U.S. $11,721,989, issued by the Company
                         to Novo Nordisk A/S, dated January 23, 1997.
10.9(9)                  Amendment to the Company's 1994 Director Option Plan, dated June 25, 1996.
10.10(9)                 Amendment to the Company's 1994 Director Option Plan, effective as of May 16,
                         1996.
10.11(9)                 Amendment to the Company's 1994 Stock Option Plan, dated June 25, 1996.
10.12(9)                 Amendment to the Company's 1994 Stock Option Plan, effective as of May 16,
                         1996.
10.13(9)                 Sublease Agreement, between the Company and Novo
                         Nordisk A/S, dated May 2, 1996, for the Premises
                         (Denmark), as amended.
10.14(9)                 Sublease Agreement between the Company and Novo
                         Nordisk A/S, dated May 2, 1996, for the Warehouse
                         (Denmark), as amended.
10.15(12)                Employment Agreement between the Company and John F. McGuire, dated April
                         1, 1997.
10.16(12)                Settlement Agreement, dated September 1997, by and among the Company,
                         HemaSure AB, HemaPharm Inc., Pharmacia & Upjohn Inc. and Pharmacia &
                         Upjohn AB.
10.17(10)                1995 Employee Stock Purchase Plan, as amended.
10.18(11)                Revolving  Credit and  Security  Agreement,  dated as of September  15,  1998, between  the  Company  and  Fleet National Bank.
10.19(11)                Intellectual  Property Security  Agreement,  dated as of September  15,  1998, between  the  Company  and  Fleet National Bank.
10.20(11)                Promissory Note, dated as of September 15, 1998, made by the Company in favor of Fleet National Bank.
10.21(11)                Amended and Restated Master Strategic Alliance Agreement between the
                         Company and the American Red Cross.
10.22(14)                Senior Management Retention Agreement, dated as of December 7, 1998, between the Company and John F. McGuire.
10.23(14)                Senior Management Retention Agreement, dated as of December 15, 1998, between the Company and James B. Murphy.
10.24(14)                Senior Management Retention Agreement, dated as of December 22, 1998, between the Company and Peter C. Sutcliffe.


935681.2





10.25(13)                Securities Purchase Agreement, dated as of  March 23, 1999, between the
                         Company and Sepracor.
10.26(14                 Amended and Restated Exclusive Distribution Agreement,
                         dated as of May 3, 1999, between the Company and COBE.
10.27(15)                Master Purchase Agreement, dated as of July 1, 1999, between the Company and
                         The American National Red Cross.
10.28                    Manufacturing and Supply Agreement, dated as of December 22, 1999, between the Company and Filtertek Inc.
10.29                    Supply and Assembly Agreement, dated as of January 31, 2000, between the
                         Company and Command Medical Products Inc.
10.30                    Placement Agency Agreement, dated February 3, 2000, between the Company and Warburg Dillon Read LLC.
10.31                    Form of Purchase Agreement, dated March 2, 2000.
10.32                    Schedule of purchasers which purchased shares of common stock pursuant to the
                         Form of Purchase Agreement set forth in 10.42.
21.1(12)                 Subsidiaries of the Company.
23.1                     Consent of PricewaterhouseCoopers  LLP
27.1                     Financial Data Schedule.


---------------------------------

(1)               Incorporated herein by reference to the Company's Registration Statement on Form S-1, as
                  amended (File No. 33-75930).
(2)               Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(3)               Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1995.
(4)               Incorporated herein by reference to the Company's Registration Statement on Form S-1, as
                  amended (File No. 33-95540).
(5)               Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1994.
(6)               Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7)               Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8)               Incorporated by reference to the Company's Current Report on Form 8-K filed with the
                  Securities and Exchange Commission on February 27, 1997.


935681.2




(9)               Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996.
(10)              Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(11)              Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(12)              Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.
(13)              Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998.
(14)              Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(15)              Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
+                 Confidential treatment requested as to certain portions.



935681.2