Form 10-Q
period 2000-03-31
HEMASURE INC
filed 2000-05-12
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 2000

                                       ........................................

                                                            OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from .........................  to ..................

       Commission file number   0-23776
        .......................................................................


                                  HemaSure Inc.
        .......................................................................
              (Exact name of registrant as specified in its charter)

                  Delaware                              04-3216862
        ..................................... .................................
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation                           Identification No.)
                 or organization)

                140 Locke Drive, Marlborough, Massachusetts 01752
        .......................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
        .......................................................................
               (Registrant's telephone number, including area code)

                                 Not Applicable
        .......................................................................
               (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, par value $.01 per share               19,638,097
       --------------------------------------             --------------
                     Class                           Outstanding at May 5, 2000


951382.3



HemaSure Inc.
                                      INDEX

                                                                                                               Page



PART I            Financial Information

Item 1.  Financial Statements.....................................................................................1

         Consolidated Balance Sheets at March 31, 2000 and December 31, 1999......................................1

         Consolidated Statements of Operations for the Three Month Periods Ended
         March 31, 2000 and 1999..................................................................................2

         Consolidated Statements of Cash Flows for the Three Month Periods Ended
         March 31, 2000 and 1999..................................................................................3

         Notes to Consolidated Financial Statements...............................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................8

PART II           Other Information

Item 1.  Legal Proceedings........................................................................................9

Item 2.  Changes in Securities and Use of Proceeds...............................................................10

Item 3.  Defaults Upon Senior Securities.........................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................10

Item 5.  Other Information.......................................................................................10

Item 6.  Exhibits and Reports on Form 8-K........................................................................10

Signatures......................................................................................................S-1


951382.3

                         Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                                  HemaSure Inc.
                           Consolidated Balance Sheets

(In thousands)                                                            March 31, 2000          December 31, 1999
                                                                          --------------          -----------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $27,865                     $5,243
  Accounts receivable                                                              1,152                        443
  Inventories                                                                      1,470                        806
  Deferred financing costs                                                           469                        725
  Prepaid expenses                                                                   297                        276
                                                                          --------------                -----------

  Total current assets                                                            31,253                      7,493

Property and equipment, net                                                        2,058                      1,547

Other assets                                                                          50                         50
                                                                           -------------                -----------

  Total assets                                                                   $33,361                     $9,090
                                                                                 =======                     ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $2,556                     $1,199
  Accrued expenses                                                                 1,585                      1,520
  Notes payable -- current portion                                                 5,031                      5,030
  Capital lease obligations -- current portion                                        37                         71
                                                                            ------------                -----------

  Total current liabilities                                                        9,209                      7,820

Note payable                                                                          35                         43
                                                                           -------------                -----------

  Total liabilities                                                                9,244                      7,863
                                                                             -----------                 ----------

Stockholders' equity:
  Common stock                                                                       196                        158
  Additional paid-in capital                                                     112,412                     86,241
  Accumulated deficit                                                            (88,491)                   (85,172)
                                                                              ----------                 ----------

  Total stockholders' equity                                                      24,117                      1,227
                                                                                --------                -----------

  Total liabilities and stockholders' equity                                     $33,361                     $9,090
                                                                                 =======                     ======


                     The accompanying notes are an integral part of the financial statements.


951382.3

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                        For The Three Month Periods Ended
                             March 31, 2000 and 1999
                                   (Unaudited)




(In thousands, except per share amounts)            Three month periods
                                                      ended March 31,


                                                   2000                   1999
                                                   ----                   ----

Revenues                                         $1,816                    $4



Costs and expenses:
  Costs of products sold                          2,184                    335
  Research & development                          1,462                    524
  Legal expense related to patents                  152                    840
  Selling, general and administrative             1,109                    849
                                                -------                -------


          Total costs and expenses                4,907                  2,548
                                                -------                -------


Loss from operations                             (3,091)                (2,544)



  Interest income                                   133                     11
  Interest expense                                 (374)                  (385)
  Other income                                       13                      -
                                               --------              ---------


Net loss                                        $(3,319)               $(2,918)
                                               ========               ========


  Net loss per share -- basic and diluted       $(0.19)                $(0.32)



Weighted average number of shares of common     17,039                  9,221
stock outstanding -- basic and diluted


    The accompanying notes are an integral part of the financial statements.


951382.3
                                        2

                                  HemaSure Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


(In thousands)                                                                                  Three month periods
                                                                                                    ended March 31,



                                                                                         2000                  1999
                                                                                         ----                  ----


Cash flows from operating activities:
  Net loss                                                                           $(3,319)              $(2,918)
  Adjustments to reconcile net loss to net cash used in operating activities
    Financing costs related to warrants                                                   256                   256
    Depreciation and amortization                                                         139                    97
    Provision for inventories                                                             148                     -
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (709)                   (6)
    Inventories                                                                         (812)                     9
    Prepaid expenses                                                                     (21)                    62
    Accounts payable and accrued expenses                                               1,422                  (267)
                                                                                    ---------               --------

  Net cash used in operating activities                                                (2,896)               (2,767)
                                                                                    ---------               --------

Cash flows from investing activities:
  Additions to property and equipment                                                   (650)                  (40)
  Increase in other assets                                                                -                     (8)
                                                                                    ---------               --------
  Net cash used in investing activities                                                 (650)                  (48)
                                                                                    ---------               --------


Cash flows from financing activities:
  Proceeds from issuance of common stock                                               26,209                 2,000
  Repayments of notes payable                                                             (6)                   (7)
  Repayments of capital lease obligations                                                (35)                  (50)
                                                                                    ---------             ---------
  Net cash provided from financing activities                                          26,168                 1,943
                                                                                    ---------             ---------


Net increase (decrease) in cash and cash equivalents                                   22,622                 (872)
Cash and cash equivalents at beginning of period                                        5,243                 1,827
Cash and cash equivalents at end of period                                           $ 27,865                $  955
                                                                                    =========               =======

    The accompanying notes are an integral part of the financial statements.


951382.3
                                        3

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.       Basis of Presentation

The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2000 and 1999.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's Form 10-K (File No. 0-23776), filed with the Securities and Exchange Commission on March 30, 2000.

2.       Inventories

Inventories consist of the following:



(In thousands)                                                         March 31, 2000                December 31, 1999
                                                                       --------------                -----------------

Raw materials                                                                    $943                             $393
Work in progress                                                                  392                              401
Finished goods                                                                    135                               12
                                                                              -------                            -----

                                                                               $1,470                             $806
                                                                               ------                             ----

3.       Property and Equipment

Property and equipment consists of the following:


(In thousands)                                                         March 31, 2000                December 31, 1999
                                                                       --------------               ------------------



Property and equipment                                                         $3,751                           $3,614

Less accumulated depreciation and amortization                                 (2,463)                          (2,324)
                                                                               -------                          -------

                                                                                1,288                            1,290

Construction in progress                                                          770                              257
                                                                              -------                          -------

                                                                              $ 2,058                           $1,547
                                                                              =======                           ======




951382.3
                                        4

4.       Equity Financing

In March 2000, the Company completed a $28,000,000 private placement in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has agreed to register, prior to June 2, 2000, 2,551,320 of such shares for resale. The Company intends to use the net proceeds of the private placement ($26,080,000) for working capital, capital equipment and general corporate purposes.

5.       Net Loss Per Share

The net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Potential common stock has not been included in the per share calculation where the effect of their inclusion would be antidilutive. Potential common stock of the Company consist of common stock warrants and stock options. The Company had 4,826,053 and 5,519,028 potential common stock shares at March 31, 2000 and 1999, respectively.

6.       Litigation

The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "'572 Patent").

With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. No decision has been made on the motions.

The Company and Gambro BCT filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561, 5,501,795 and
5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro Inc., Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT

951382.3
                                        5
have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS System do not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r\LS System if the Company does not prevail in the litigations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company was established in December 1993 as a wholly owned subsidiary of Sepracor. Effective as of January 1, 1994, in exchange for 3,000,000 shares of common stock, Sepracor transferred to the Company its technology relating to the manufacture, use and sale of medical devices for the separation and purification of blood, blood products and blood components and its membrane filter design technologies.

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

In May 1999, the Company received 510(k) clearance from the FDA to market its r\LS System in the United States. The Company initiated sales of the r\LS System in the United States in the third quarter of 1999.

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



951382.3
                                        6

Three months ended March 31, 2000 and 1999

Revenues were $1,816,000 for the quarter ended March 31, 2000 compared to $4,000 in the same period in 1999. All revenues in the periods presented represent sales of the Company's leukoreduction systems. In the first quarter of 1999, revenues represented a small number of leukoreduction systems sold outside of the United States. In May 1999, the Company received 510(k) clearance from the FDA to market its r\LS System in the United States, which accounts for the significant increase in revenues for the period ended March 31, 2000.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with new product manufacturing start up and low volume production.

Research and development expenses were $1,462,000 in the first quarter of 2000 compared to $524,000 in the first quarter of 1999. The increase in first quarter research and development expenses is primarily attributable to costs associated with production capacity expansion efforts to support expected increased demand for the Company's r\LS System.

Legal expenses related to patents were $152,000 in the first quarter of 2000 compared to $840,000 in the first quarter of 1999. In the first quarter 1999, the Company incurred significant expenses in connection with expert witness and discovery-related activities associated with its outstanding patent litigation with Pall. The decrease in 2000 from those expended in 1999 is due to a reduction in these costs as well as from cooperation with Gambro BCT in connection with such costs consistent with the Company's distribution and development agreement with Gambro.

Selling, general and administrative expenses were $1,109,000 in the three months ended March 31, 2000 compared to $849,000 in the three months ended March 31, 1999. The increase in the first quarter of 2000 is primarily attributable to higher sales and marketing costs associated with the Company's increasing level of sales of its r\LS System.

Interest income for the quarter ended March 31, 2000 of $133,000 increased compared to the quarter ended March 31, 1999 of $11,000 due to higher average cash and cash equivalent balances available for investment. Interest expense for the quarter ended March 31, 2000 of $374,000 decreased slightly compared to the quarter ended March 31, 1999 of $385,000 due to a lower average capital lease obligation balance.

New Accounting Standards

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

The net increase in cash and cash equivalents for the three months ended March 31, 2000 was $22,622,000. This increase is attributable primarily to net cash provided from financing activities of $26,168,000, offset in part by net cash used in operating activities of $2,896,000 and net cash used in investing activities of $650,000.


951382.3
                                        7

Net cash provided from financing activities relates primarily to the net proceeds from the issuance of common stock of $26,209,000 in the period, the majority of which is due to the Company's March 2000 private placement. Net cash used in operating activities is primarily attributable to the net loss of $3,319,000 and increases in accounts receivable of $709,000 and inventory of $812,000. This was offset in part by an increase in accounts payable and accrued expense balances of $1,422,000 and non-cash operating charges for financing costs related to warrants of $256,000, depreciation and amortization of $139,000 and provision for inventories of $148,000. Net cash used in investing activities is due to the acquisition of property and equipment of $650,000 in the period.

In March 2000, the Company completed a $28,000,000 private placement in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has agreed to register, prior to June 2, 2000, 2,551,320 of such shares for resale. The Company intends to use the net proceeds of the private placement ($26,080,000) for working capital, capital equipment and general corporate purposes.

In April 2000, the Company was notified that the American Red Cross, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who have received a transfusion of blood filtered with the r\LS. There have been approximately 25 reactions reported to the Company from about 14 patients out of approximately 150,000 units of blood transfused utilizing the Company's r\LS product. The patients involved with these reactions are primarily hematology or oncology patients who have received multiple transfusions. The reaction rate is less than .02 percent, and involves pain in the back, head or neck area. These reactions are not permanent and are treatable using standard practices. It is uncertain at this time when and if the American Red Cross will resume the purchase and use of the Company's filter system. The outcome of this investigation and the resulting decision by the American Red Cross could materially and adversely affect the future operations of the Company.

The Company believes, based on its current operating plan, that its existing cash balances will be sufficient to fund the Company's operations beyond the first quarter of 2001. If the Company's plans or assumptions change, if the Company's assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, it may seek to raise additional capital by pursuing strategic partnerships, public or private equity and/or debt financing. If the Company fails to generate such cash flow or obtain any such financing on terms favorable to it or if other unforeseen circumstances occur, the Company may be unable to continue to commercialize and market the r\LS System or complete the development of the Company's proposed products and/or market such products successfully, or to continue the Company's current operations as presently conducted, if at all, beyond the first quarter of 2001. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.



951382.3
                                        8

                           PART II - OTHER INFORMATION


Item  1.          Legal Proceedings

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

With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. No decision has been made on the motions.

The Company and Gambro BCT filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561, 5,501,795 and
5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro Inc., Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS System do not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of

951382.3
                                        9
significant damages in the litigations and an injunction against the sale of the r\LS System if the Company does not prevail in the litigations.

Item  2.          Changes in Securities and Use of Proceeds

In March 2000, the Company completed a $28,000,000 private placement in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has agreed to register, prior to June 2, 2000, 2,551,320 of such shares for resale. The Company intends to use the net proceeds of the private placement ($26,080,000) for working capital, capital equipment and general corporate purposes. The securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) and Rule 506 of Regulation D. Each purchaser represented to the Company that it was an accredited investor as defined in Rule 501 of Regulation D and that the securities were acquired for investment only and not with a view toward distribution thereof.

Item  3.          Defaults Upon Senior Securities

None.

Item  4.          Submission of Matters to a Vote of Security Holders

None.

Item  5.          Other Information

None.

Item  6.          Exhibits and Reports on Form 8-K

                  EXHIBIT INDEX

     a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


       Exhibit No.                       Description
       -----------                       -----------

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


951382.3
                                       10

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


951382.3
                                       11

          10.15(12) Employment Agreement between the Company and John F.
                    McGuire, dated April 1, 1997.
          10.16(12) Settlement Agreement, dated September 1997, by and among the Company, HemaSure AB, HemaPharm Inc., Pharmacia & Upjohn Inc. and Pharmacia & Upjohn AB.
          10.17(10) 1995 Employee Stock Purchase Plan, as amended.
          10.18(11) Revolving Credit and Security Agreement, dated as of
                    September 15, 1998, between the Company and Fleet National Bank.
          10.19(11) Intellectual Property Security Agreement, dated as of
                    September 15, 1998, between the Company and Fleet National Bank.
          10.20(11) Promissory Note, dated as of September 15, 1998, made by the
                    Company in favor of Fleet National Bank.
          10.21(11) Amended and Restated Master Strategic Alliance Agreement
                    between the Company and the American Red Cross.
          10.22(14) Senior Management Retention Agreement, dated as of
                    December 7, 1998, between the Company and John F. McGuire. 10.23(14) Senior Management Retention Agreement, dated as of
                    December 15, 1998, between the Company and James B. Murphy. 10.24(14) Senior Management Retention Agreement, dated as of
                    December 22, 1998, between the Company and Peter C.
                    Sutcliffe.
          10.25(13) Securities Purchase Agreement, dated as of March 23, 1999, between the Company and Sepracor.
          10.26(14) Amended and Restated Exclusive Distribution Agreement,
                    dated as of May 3, 1999, between the Company and COBE.
          10.27(15) Master Purchase Agreement, dated as of July 1, 1999, between the Company and The American National Red Cross.
          10.28(16) Manufacturing and Supply Agreement, dated as of December 22,
                    1999, between the Company and Filtertek Inc.
          10.29(16) Supply and Assembly Agreement, dated as of January 31, 2000, between the Company and Command Medical Products Inc. 10.30(16) Placement Agency Agreement, dated February 3, 2000, between the Company and Warburg Dillon Read LLC.
          10.31(16) Form of Purchase Agreement, dated March 2, 2000.
          10.32(16) Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.
          21.1(12)  Subsidiaries of the Company.
          27.1      Financial Data Schedule.


951382.3

=====================
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75930).
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-95540).
(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



951382.3
                                       13

     b)  Reports on Form 8-K

              Current Report on Form 8-K dated February, 2000
                  Item 5.  Other Events
                  Item 7.  Financial Statements and Exhibits which
                           include audited consolidated financial statements and the notes thereto for the year ended December 31, 1999

              Current Report on Form 8-K/A dated February 25, 2000
                  Item 5.  Other Events
                  Item 7.  Financial Statements and Exhibits which
                           include audited consolidated financial statements and the notes thereto for the year ended December 31, 1999


951382.3
                                       14

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HemaSure Inc.


Date:         May 12, 2000                         /s/ John F. McGuire, III
                                          --------------------------------------
                                                       John F. McGuire, III
                                          President and Chief Executive Officer
                                                (Principal Executive Officer)


Date:         May 12, 2000                         /s/ James B. Murphy
                                          --------------------------------------
                                                        James B. Murphy
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                 (Principal Financial Officer)


Date:         May 12, 2000                           /s/ James F. Wade
                                          --------------------------------------
                                                          James F. Wade
                                                       Corporate Controller
                                                (Principal Accounting Officer)



951382.3
                                       S-1