Form 10-Q
period 2000-06-30
HEMASURE INC
filed 2000-08-11
CIK 919745

-----------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        (Mark One)
       [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                       SECURITIES   EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000
                                   ...........................................

                                                            OR

       [   ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ..............  to .......................

       Commission file number   0-23776
                               .................................................

                                  HemaSure Inc.
          .............................................................
             (Exact name of registrant as specified in its charter)

                  Delaware                                04-3216862
         .................................          ..........................
      (State or other jurisdiction of incorporation     (I.R.S. Employer
                         or organization )             Identification No.)

                140 Locke Drive, Marlborough, Massachusetts 01752
            .......................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
            .......................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
            .......................................................
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -----      ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share                19,706,003
     --------------------------------------        -----------------------------
                     Class                         Outstanding at August 3, 2000




293675.2

HemaSure Inc.

                                      INDEX

                                                                                                        Page
PART I   Financial Information

Item 1.   Financial Statements............................................................................1


       Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..............................1

       Consolidated Statements of Operations for the Three and Six Month Periods Ended
       June 30, 2000 and 1999.............................................................................2

       Consolidated Statements of Cash Flows for the six month Periods Ended
       June 30, 2000 and 1999.............................................................................3

       Notes to Consolidated Financial Statements.........................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............6

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................9

PART II  Other Information

Item 1.  Legal Proceedings................................................................................9

Item 2.  Changes in Securities and use of Proceeds........................................................10

Item 3.  Defaults Upon Senior Securities..................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..............................................11

Item 5.  Other Information................................................................................11

Item 6.  Exhibits and Reports on Form 8-K.................................................................11

Signatures................................................................................................S-1


293675.2

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


( In thousands )                                June 30,            December 31,
                                                 2000                  1999
                                                -------             -----------

ASSETS

Current assets:
  Cash and cash equivalents                       $7,535               $5,243
  Marketable securities                           14,846                    -
  Accounts receivable                                228                  443
  Inventories                                      3,357                  806
  Deferred financing costs                           213                  725
  Prepaid expenses                                   430                  276
                                                     ---                  ---

  Total current assets                            26,609                7,493

Property and equipment, net                        2,197                1,547

Other assets                                          50                   50
                                                      --                   --

  Total assets                                   $28,856               $9,090
                                                 =======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $1,590               $1,199
  Accrued expenses                                 1,464                1,520
  Notes payable - current portion                  5,032                5,030
  Capital lease obligations - current portion          7                   71
                                                       -                  --
 Total current liabilities                         8,093                7,820

Note payable                                          27                   43
                                                      --                   --

 Total liabilities                                 8,120                7,863
                                                   -----                -----

Stockholders' equity:
  Common stock                                       197                  158
  Additional paid-in capital                     112,376               86,241
  Accumulated deficit                            (91,837)             (85,172)
                                                --------             --------

 Total stockholders' equity                       20,736                1,227

 Total liabilities and stockholders' equity      $28,856               $9,090
                                                ========             ========


    The accompanying notes are an integral part of the financial statements.



293675.2

                                  HemaSure Inc.

                      Consolidated Statements of Operations

                   For The Three- and Six-Month Periods Ended

                             June 30, 2000 and 1999

                                  ( Unaudited )
(In thousands, except
per share amounts)

                                                     Three-month periods                       Six-month periods
                                                          Ended June 30,                          Ended June 30,

                                                    2000                1999                2000               1999
                                                    ----                ----                ----               ----

Revenues                                            $643                  $9              $2,459                $13

Costs and expenses:

  Cost of products sold                            1,217                 448               3,401                783

  Research & development                           1,342                 526               2,804              1,050

  Legal expense related to patents                   257                 352                 409              1,192

  Selling, general and administrative              1,120                 856               2,229              1,705
                                                   -----                 ---               -----              -----

        Total costs and expenses                   3,936               2,182               8,843              4,730
                                                   -----               -----               -----              -----

Loss from operations                              (3,293)             (2,173)             (6,384)            (4,717)

  Interest income                                    327                  48                 460                 59

  Interest expense                                  (380)               (348)               (754)              (733)

  Other Income                                         -                   -                  13                  -
                                                 --------           --------             -------            -------

Net loss                                        $ (3,346)           $ (2,473)           $ (6,665)          $ (5,391)
                                                ========            ========            ========           ========

  Net loss per share  -  basic and
diluted                                         $  (0.17)           $  (0.17)           $  (0.36)          $  (0.45)
                                                ========            ========            ========           ========

Weighted average number of shares of
common stock outstanding - basic and
diluted                                           19,652              14,830              18,346             12,041

    The accompanying notes are an integral part of the financial statements.

293675.2

                                  HemaSure Inc.

                      Consolidated Statements of Cash Flows

                                  ( Unaudited )



(In thousands)                                              Six-month periods
                                                             Ended June 30,

                                                            2000         1999
                                                            ----         ----

Cash flows from operating activities:
  Net loss                                              $ (6,665)     $(5,391)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Financing costs related to warrants                      512          512
    Depreciation and amortization                            308          228
    Accretion of marketable securities discount              (57)           -
    Provision for Inventories                                480            -
  Changes in operating assets and liabilities:
    Accounts receivable                                      215           (6)
    Inventories                                           (3,031)         (49)
    Prepaid expenses                                        (154)         (32)
    Accounts payable and accrued expenses                    335         (453)
                                                          ------       ------
  Net cash used in operating activities                   (8,057)      (5,191)
                                                         =======      =======

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities   (14,789)           -
  Additions to property and equipment                       (958)        (111)
  Increase in other assets                                     -           (8)
                                                        --------       ------
  Net cash used in investing activities                  (15,747)        (119)
                                                        --------       ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  26,174       10,974
  Repayments of notes payable                                (14)          11
  Repayments of capital lease obligations                    (64)        (104)
                                                         -------       ------
  Net cash provided from financing activities             26,096       10,881
                                                         -------       ------

Net increase in cash and cash equivalents                  2,292        5,571
Cash and cash equivalents at beginning of period           5,243        1,827
                                                         -------       ------
Cash and cash equivalents at end of period               $ 7,535      $ 7,398
                                                         =======      =======

    The accompanying notes are an integral part of the financial statements.


293675.2

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements

1.     Basis of Presentation

       The accompanying financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements.

       Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2000 and 1999.

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's Form 10K (File No. 0-23776), filed with the Securities and Exchange Commission on March 30, 2000.

2.       Inventories

Inventories consist of the following:

(In thousands)                                        June 30, 2000    December 31, 1999
                                                      -------------    -----------------

Raw materials                                                $1,682                 $393
Work in progress                                              1,073                  401
Finished goods                                                  602                   12
                                                             ------                 ----
                                                             $3,357                 $806
                                                             ------                 ----
3.       Property and Equipment

Property and equipment consists of the following:


(In thousands)                                        June 30, 2000    December 31, 1999
                                                      -------------    -----------------
Property and equipment                                       $4,051               $3,614

Less accumulated depreciation and amortization               (2,632)              (2,324)
                                                            -------              -------

                                                              1,419                1,290

Construction in progress                                        778                  257
                                                            -------              -------

                                                            $ 2,197               $1,547
                                                            =======               ======


293675.2

4.     Equity Financing

In March 2000, the Company completed a private placement yielding gross proceeds of $27,975,000 in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company intends to use the net proceeds of $25,960,000 from the private placement for working capital, capital equipment and general corporate purposes.

5.     Net loss per share

The net loss per share is based on the weighted average number of common stock outstanding during the period. Common Share equivalents are not included in the per share calculation where the effect of their inclusion would be antidilutive. Common Share equivalents of the Company consist of common stock warrants and stock options. The Company had 4,978,303 and 5,050,028 Common Share equivalents at June 30, 2000 and 1999, respectively.

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

On July 13, 2000 Pall filed a Complaint in the United States District Court for the District of Colorado alleging that The Company, Gambro, Inc. and Gambro AB are infringing Pall's U.S. Patent No. 6,086,770. The Company will submit its reply to the complaint denying the allegations of infringement.


293675.2

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

In April 2000, the Company was notified that the American Red Cross, the Company's largest customer, was suspending use of the r/LS System pending the outcome of an investigation of a small number of non-critical adverse



293675.2
reactions in patients who have received a transfusion of blood filtered with the r/LS System. See "-Liquidity and Capital Resources" below.

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


Three and six months ended June 30, 2000 and 1999

The Company recorded revenues of $643,000 for the quarter ended June 30, 2000 compared to $9,000 in the same period in 1999. Revenues were $2,459,000 for the first six months of 2000 compared to $13,000 for the first six months of 1999. In 1999, revenues represented a small number of leukoreduction systems sold outside of the United States. In May 1999, the Company received 510(k) clearance from the FDA to market its r\LS System in the United States, which accounts for the significant increase in revenues for the three and six month periods ended June 30, 2000. Revenues for all periods presented represent sales of the Company's leukocyte filtration products.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with new product manufacturing start up and low volume production.

Research and development expenses were $1,342,000 in the second quarter of 2000 compared to $526,000 in the second quarter of 1999, and were $2,804,000 in the six months ended June 30, 2000 compared to $1,050,000 in the six months ended June 30, 1999. The increase in both the three and six month periods is primarily attributable to costs associated with production capacity expansion efforts to support then expected increased demand for the Company's r\LS System.

Legal expenses related to patents were $257,000 in the second quarter of 2000 compared to $352,000 in the second quarter of 1999, and were $409,000 in the six months ended June 30, 2000 compared to $1,192,000 in the six months ended June 30, 1999. The expenses in both the three and six month periods are related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. The decrease in 2000 from those expended in 1999 is due to a reduction in these costs as well as from cooperation with Gambro BCT in connection with such costs consistent with the Company's distribution and development agreement with Gambro.

Selling, general and administrative expenses were $1,120,000 in the three months ended June 30, 2000 compared to $856,000 in the three months ended June 30, 1999, and were $2,229,000 in the first six months of 2000 compared to $1,705,000 in the first six months of 1999. The increase in the three and six month periods is primarily attributable to higher sales and marketing costs associated with the Company's increasing level of sales of its r\LS System.

Interest income for the three and six month periods ended June 30, 2000 increased compared to the three and six month periods ended June 30, 1999 due to higher average cash and marketable securities balances available for investment. Interest expense for the three and six month periods ended June 30, 2000 increased compared to the three and six month periods ended June 30, 1999 due to interest related to a note payable offset, in part, by a lower average capital lease obligation balance.



293675.2

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

In June 2000, the commission issued SAB 101B which delayed the implementation of SAB 101 until no later than the quarter ended December 31, 2000. The Company does not expect the application of SAB 101 to have a significant impact on its financial position or results of operations.

Liquidity and Capital Resources

The net increase in cash and cash equivalents for the six months ended June 30, 2000 was $2,292,000. This increase is attributable primarily to net cash provided from financing activities of $26,096,000, offset in part by net cash used in operating activities of $8,057,000 and net cash used in investing activities of $15,747,000.

Net cash provided from financing activities relates primarily to the net proceeds from the issuance of common stock of $26,174,000 in the period, the majority of which is due to the Company's March 2000 private placement. Net cash used in operating activities is primarily attributable to the net loss of $6,665,000, inventory of $3,031,000 and prepaid expenses of $154,000. This was offset in part by an increase in accounts payable and accrued expense balances of $335,000 and a decrease in accounts receivable of $215,000 and non-cash operating charges for financing costs related to warrants of $512,000, depreciation and amortization of $308,000 and provision for inventories of $480,000. Net cash used in investing activities is due to purchases of available-for-sale marketable securities of $14,789,000 and the acquisition of property and equipment of $958,000 in the period.

In March 2000, the Company completed a private placement yielding gross proceeds of $27,975,000 in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company intends to use the net proceeds of $25,960,000 from the private placement for working capital, capital equipment and general corporate purposes.

In April 2000, the Company was notified that the American Red Cross ("ARC"), the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who have received a transfusion of blood filtered with the r\LS. There have been approximately 25 reactions reported to the Company from about 14 patients out of approximately 150,000 units of blood transfused utilizing the Company's r\LS product. The patients involved with these reactions are primarily hematology or oncology patients who have received multiple transfusions. The reaction rate is less than .02 percent, and involves pain in the back, head or neck area. These reactions are not permanent and are treatable using standard practices. It is uncertain at this time when and if the American Red Cross will resume the purchase and use of the Company's filter system. The outcome of this evaluation and the resulting decision by the American Red Cross could materially and adversely affect the future operations of the Company.

Due to the suspension of use announced by the ARC in April, there are approximately 160,000 r\LS units that are either held in quarantine at the ARC or in the Company's inventory as of June 30, 2000. Depending on the outcome of the evaluation being conducted by the Company and the ARC related to the reported transfusion reactions, the Company may need to repair, replace or give the ARC credit for units in its inventory and repair or discard the r\LS units in the Company's inventory.

293675.2

The Company believes, based on its current operating plan, that its existing cash and marketable securities balances will be sufficient to fund the Company's operations beyond the second quarter of 2001. If the Company's plans or assumptions change, if the Company's assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, it may seek to raise additional capital by pursuing strategic partnerships, public or private equity and/or debt financing. If the Company fails to generate such cash flow or obtain any such financing on terms favorable to it or if other unforeseen circumstances occur, the Company may be unable to continue to commercialize and market the r\LS System or complete the development of the Company's proposed products and/or market such products successfully, or to continue the Company's current operations as presently conducted, if at all, beyond the second quarter of 2001. The Company's cash requirements may vary materially from those now planned because of factors such as successful development of products, results of product testing, approval process at the FDA and similar foreign agencies, commercial acceptance of its products, patent developments and the introduction of competitive products.

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

The Company and Gambro BCT filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561, 5,501,795 and
5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States
District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed

293675.2
with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

On July 13, 2000 Pall filed a Complaint in the United States District Court for the District of Colorado alleging that The Company, Gambro, Inc. and Gambro AB are infringing Pall's U.S. Patent No. 6,086,770. The Company will submit its reply to the complaint denying the allegations of infringement.


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

Item  2.          Changes in Securities and Use of Proceeds

None.


Item  3.          Defaults Upon Senior Securities

None.


293675.2

Item  4.          Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 7, 2000, the following proposals were adopted by the vote specified below.

           Proposal                     For             Withheld
           --------                     ---             --------

            Election of Directors

           Timothy J. Barberich         15,793,144      19,580
           John F. McGuire, III         15,793,144      19,580
           David Perez                  15,793,144      19,580
           David S. Barlow              15,793,144      19,580
           Justin E. Doheny             15,793,144      19,580
           Edward C. Wood               15,793,144      19,580
           Frank Corbin                 15,793,144      19,580



Item  5.          Other Information

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

                   4.2(9) Registration Rights Agreement, dated January 23, 1997, by and among the Company and Novo Nordisk A/S

                  4.3(10) Registration Rights Agreement, dated as of September 15, 1998, between the Company and Sepracor.

293675.2

       Exhibit No.                                              Description
       -----------                                              -----------

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

                  10.9(9) Amendment to the Company's 1994 Director Option Plan, dated June 25, 1996.

                 10.10(9) Amendment to the Company's 1994 Director Option Plan, effective as of May 16, 1996.

                 10.11(9) Amendment to the Company's 1994 Stock Option Plan, dated June 25, 1996.

293675.2

       Exhibit No.                                              Description
       -----------                                              -----------

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

                10.26(14)  Amended   and   Restated    Exclusive    Distribution
                           Agreement, dated as of May 3, 1999, between the Company and COBE.

                10.27(15)  Master Purchase Agreement,  dated as of July 1, 1999, between the Company and The American National Red Cross.

                10.28(16)  Manufacturing  and  Supply  Agreement,  dated  as  of
                           December 22, 1999, between the Company and Filtertek Inc.

                10.29(16)  Supply and  Assembly  Agreement,  dated as of January
                           31, 2000, between the Company and Command Medical Products Inc.

293675.2

       Exhibit No.                                              Description
       -----------                                              -----------

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

                    10.33  Indemnification Agreement, dated as of July 13, 2000,
                           between   the   Company   and   Ahlstrom    Technical
                           Specialties LLC.

                21.1(12)   Subsidiaries of the Company.

                  27.1     Financial Data Schedule.


----------------------------------------
(1)                Incorporated   herein   by   reference   to   the   Company's
                   Registration Statement on Form S-1, as amended (File No. 33-75930).

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


293675.2

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

     b)  Reports on Form 8-K

         None.


293675.2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HemaSure Inc.


Date:         August 11, 2000              /s/ John F. McGuire, III
                                               -------------------------
                                               John F. McGuire, III
                                       President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:         August 11, 2000              /s/ James B. Murphy
                                               -------------------------
                                                James B. Murphy
                                          Senior Vice President and
                                           Chief Financial Officer
                                         (Principal Financial Officer)




293675.2