Form 10-Q
period 2000-09-30
HEMASURE INC
filed 2000-11-14
CIK 919745

-------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
       (Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000
                                      ..........................................

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

       For the transition period from .................  to  ...................


       Commission file number   0-23776
                                ................................................

                                  HemaSure Inc.
       ..................................................................
             (Exact name of registrant as specified in its charter)

              Delaware                             04-3216862
  .................................      ...............................
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

                140 Locke Drive, Marlborough, Massachusetts 01752
       ..................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
       ..................................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
       ..................................................................
                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.01 per share              19,706,003
   --------------------------------------          -------------------
                     Class                   Outstanding at November 11, 2000

                                      INDEX
                                      -----

         Page
         ----

PART I     Financial Information

Item 1.  Financial Statements..................................................1

         Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999.................................................1

         Consolidated Statements of Operations for the Three and
         Nine Month Periods Ended September 30, 2000 and 1999..................2

         Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 2000 and 1999.............................3

         Notes to Consolidated Financial Statements............................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........9

PART II    Other Information

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures...................................................................S-1

                         Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


(In thousands)                                                                  September 30,              December 31,
                                                                                   2000                       1999
                                                                                -------------              ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $1,771                    $5,243
  Marketable securities                                                            10,895                         -
  Accounts receivable, net of allowance for doubtful                                    6                       443
    accounts of 0 in 2000 and 7,000 in 1999
  Inventories                                                                       3,571                       806
  Deferred financing costs                                                              -                       725
  Prepaid expenses                                                                    139                       276
                                                                                   ------                    -------

  Total current assets                                                             16,382                     7,493

  Property and equipment, net                                                       2,338                     1,547

  Other assets                                                                         50                        50
                                                                                   ------                    -------

  Total assets                                                                    $18,770                    $9,090
                                                                                   ======                    =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $1,006                    $1,199
  Accrued expenses                                                                    784                     1,470
  Warranty reserve                                                                    648                         -
  Accrued legal expenses                                                              379                        50
  Notes payable - current portion                                                      33                     5,030
  Capital lease obligations - current portion                                           -                        71
                                                                                   ------                    ------
 Total current liabilities                                                          2,850                     7,820

 Note payable                                                                          18                        43
                                                                                   ------                    ------

 Total liabilities                                                                  2,868                     7,863
                                                                                   ------                    ------
  Stockholders' equity:
  Common stock                                                                        197                       158
  Additional paid-in capital                                                      112,251                    86,241
  Accumulated deficit                                                            (96,546)                  (85,172)
                                                                                   ------                    ------

 Total stockholders' equity                                                        15,902                     1,227
                                                                                   ------                    ------

 Total liabilities and stockholders' equity                                       $18,770                    $9,090
                                                                                  =======                    ======

               The accompanying notes are an integral part of the
                              financial statements.


                                  HemaSure Inc.

                      Consolidated Statements of Operations

                   For The Three- and Nine-Month Periods Ended

                           September 30, 2000 and 1999

                                   (Unaudited)


(In thousands, except per share                         Three-month periods                  Nine-month periods
amounts)                                                ended September 30,                  ended September 30,
                                                       2000              1999               2000              1999
                                                       ----              ----               ----              ----
Revenues                                               $288              $119             $2,747              $132

Costs and expenses:
  Cost of products sold                               2,353               649              5,754             1,432
  Research & development                              1,521               532              4,325             1,582
  Legal expense related to patents                      294               123                703             1,315
  Selling, general and administrative                   855             1,051              3,084             2,756
                                                      -----            ------             ------            ------

         Total costs and expenses                     5,023             2,355             13,866             7,085
                                                      -----            ------             ------            ------

Loss from operations                                (4,735)           (2,236)           (11,119)           (6,953)

  Interest income                                       307                73                767               132
  Interest expense
                                                      (298)             (380)            (1,052)           (1,113)
  Other income                                           17                 -                 30                 -
                                                      -----            ------             ------            ------

Net loss                                           $(4,709)          $(2,543)          $(11,374)          $(7,934)
                                                    =======           =======            =======            ======

  Net loss per share-- basic and diluted            $(0.24)           $(0.17)            $(0.60)           $(0.61)
                                                    =======           =======            =======            ======

Weighted average number of shares of
common stock outstanding--                           19,704            15,145             18,802            13,087
basic and diluted


               The accompanying notes are an integral part of the
                             financial statements.


                                  HemaSure Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                            Nine-month periods
(In thousands)                                                                              ended September 30,
                                                                                         2000                  1999
                                                                                         ----                  ----
Cash flows from operating activities:
  Net loss                                                                          $(11,374)              $(7,934)
  Adjustments to reconcile net loss to net cash used in operating activities
    Financing costs related to warrants                                                   725                   768
    Depreciation and amortization                                                         472                   359
    Amortization of marketable securities discount                                      (112)                     -
    Provision for inventories                                                             570                    45
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   437                 (124)
    Inventories                                                                       (3,335)                 (117)
    Prepaid expenses                                                                      137                   166
    Accounts payable and accrued expenses                                                  98                 (820)
                                                                                       ------                ------
  Net cash used in operating activities                                              (12,382)               (7,657)
                                                                                       ------                ------

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                               (26,783)                     -
  Sale of available-for-sale marketable securities                                     16,000                     -
  Additions to property and equipment                                                 (1,263)                 (193)
  Increase in other assets                                                                  -                   (8)
                                                                                       ------                ------
  Net cash used in investing activities                                              (12,046)                 (201)
                                                                                       ------                ------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               26,049                11,595
  Repayments of notes payable                                                         (5,022)                  (21)
  Repayments of capital lease obligations                                                (71)                 (204)
                                                                                      -------               -------
  Net cash provided from financing activities                                          20,956                11,370
                                                                                      -------               -------

Net increase(decrease) in cash and cash equivalents                                   (3,472)                 3,512
Cash and cash equivalents at beginning of period                                        5,243                 1,827
                                                                                       ------                ------
Cash and cash equivalents at end of period                                             $1,771                $5,339
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

         Certain information and footnote disclosures normally included in the Company's annual statements have been Condensed or omitted. The condensed interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2000 and 1999.

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

2.       Inventories consist of the following:
         (in thousands)

                              September 30, 2000              December 31, 1999
                              ------------------              -----------------

Raw Materials                             $2,733                           $393
Work in progress                             686                            401
Finished goods                               152                             12
                                          ------                         ------
                                          $3,571                           $806
                                          ------                         ------

3.       Property and Equipment

         Property and equipment consists of the following:
         (in thousands)

                                      September 30, 2000       December 31, 1999
                                      ------------------       -----------------

Property and equipment                            $4,181                  $3,614

Less accumulated depreciation and
amortization                                     (2,796)                 (2,324)
                                                  ------                  ------

                                                   1,385                   1,290

Construction in progress                             953                     257
                                                  ------                  ------

                                                  $2,338                  $1,547
                                                  ------                  ------

4.       Equity Financing

In March 2000, the Company completed a private placement financing yielding gross proceeds of $27,975,000 in which institutional investors purchased financing 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company intends to use the net proceeds of such financing, which originally aggregated $25,803,000, for working capital, capital equipment and general corporate purposes.

5.       Net loss per share

The net loss per share is based on the weighted average number of common stock outstanding during the period. Potential common stock is not included in the per share calculation where the effect of its inclusion would be antidilutive. Potential common stock of the Company consists of common stock warrants and stock options. The Company had 4,989,804 and 5,061,128 shares of potential common stock at September 30, 2000 and 1999, respectively.

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

The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement. Discovery is proceeding.

On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r\LS system infringes Pall's U.S. Patent No. 6,086,770 (the "`770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's `770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

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

In April 2000, the Company was notified that the American Red Cross, the Company's largest customer, was suspending the use of the r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who have received a transfusion of blood filtered with the r\LS System. In September

2000, the Company was notified that the American Red Cross terminated its supply contract for the r\LS System after the completion of investigations into the reactions identified in April. The extended period of time taken to prove product improvements that resolve the reactions was the basis for the termination. See "-Liquidity and Capital Resources" below.

The Company is subject to risks common to small companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, commercial acceptance of its products, dependence on key personnel, access to sources of capital, protection of proprietary technology and compliance with FDA regulations.

Three and nine months ended September 30, 2000 and 1999

The Company recorded revenues of $288,000 for the quarter ended September 30, 2000 compared to $119,000 in the same period in 1999. Revenues were $2,747,000 for the first nine months of 2000 compared to $132,000 for the first nine months of 1999. Revenues for all periods presented represent sales of the Company's leukocyte filtration products. Due to the American Red Cross decision to terminate its supply contract with the Company, all sales for the three-month period ended September 30, 2000 were to one significant customer. The significant increase in revenues for the three and nine-month periods ended September 30, 2000 is due to the increase in sales of the r/LS System, for which the Company received 510(k) clearance in May 1999 from the FDA to market its r/LS System in the United States.

Total cost of products sold exceeded total product sales in all periods due to the high costs associated with new product manufacturing start up and low volume production. Included in cost of products sold for the three and nine-month periods of fiscal 2000 are charges of approximately $1,240,000 for product warranty and inventory write-down primarily in connection with the American Red Cross decision to terminate its supply contract with the Company in September 2000.

Research and development expenses were $1,521,000 in the third quarter of 2000 compared to $532,000 in the third quarter of 1999, and were $4,325,000 in the nine months ended September 30, 2000 compared to $1,582,000 in the nine months ended September 30, 1999. The increase in the three-month period is primarily attributable to costs associated with the transfusion reactions reported by the American Red Cross in connection with the Company's r\LS System, including studies to investigate the reactions and the development of product process improvements. The increase in the nine-month period is primarily attributable to costs associated with the development of a large scale production process in order to support the then expected increase in demand for the Company's r\LS System and the costs associated with the transfusion reactions reported by the American Red Cross.

Legal expenses related to patents were $294,000 in the third quarter of 2000 compared to $123,000 in the third quarter of 1999, and were $703,000 in the nine months ended September 30, 2000 compared to $1,315,000 in the nine months ended September 30, 1999. The expenses in both the three and nine-month periods are primarily related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. The decrease in the nine-month period in 2000 from those expended in 1999 is due to a reduction in these costs as well as from cooperation with Gambro BCT in connection with such costs consistent with the Company's distribution and development agreement with Gambro. There can be no assurance that such costs will remain at the same level in future periods. A substantial increase in such costs could have a material and adverse effect on the Company's financial condition and future business and operations.

Selling, general and administrative expenses were $855,000 in the three months ended September 30, 2000 compared to $1,051,000 in the three months ended September 30, 1999, and were $3,084,000 in the first nine months of 2000 compared to $2,756,000 in the first nine months of 1999. The decrease in the three-month period of fiscal 2000 from fiscal 1999 is primarily attributable to lower sales and marketing costs associated with American Red Cross decision to terminate its supply contract with the Company and a decrease in general corporate costs in efforts to control spending during low level sales periods. The increase in the comparative nine month periods is primarily attributable to higher administrative, personnel, travel and related costs as well as general professional services in connection with the Company's expected increasing level of sales of its r\LS System.

Interest income for the three and nine month periods ended September 30, 2000 increased compared to the three and nine-month periods ended September 30, 1999 due to higher average cash and marketable securities balances available for investment. Interest expense for the three and nine-month periods ended September 30, 2000 decreased compared to the three and nine-month periods ended September 30, 1999 due to the completion of the amortization of deferred financing charges in September 2000 and a lower average capital lease obligation balance offset, in part, by higher interest related to a note payable.


New Accounting Standards

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

In June 2000, the commission issued SAB 101B which delayed the implementation of SAB 101 until no later than the quarter ended December 31, 2000. The Company does not expect the application of SAB 101 to have a significant impact on its financial position or results of operations.

Liquidity and Capital Resources

The net decrease in cash and cash equivalents for the nine months ended September 30, 2000 was $3,472,000. This decrease is attributable primarily to net cash used in operating activities of $12,382,000 and net cash used in investing activities of $12,046,000 offset in part by net cash provided from financing activities of $20,956,000.

Net cash provided from financing activities relates primarily to the net proceeds from the issuance of common stock of $26,049,000 in the period, the majority of which is due to the Company's March 2000 private placement financing, offset in part by a $5,000,000 repayment of the Company's commercial line of credit. Net cash used in operating activities is primarily attributable to the net loss of $11,374,000 and an increase in inventory of $3,335,000. This was offset in part by an increase in accounts payable and accrued expense balances of $98,000; a decrease in accounts receivable of $437,000 and prepaid expenses of $137,000; non-cash operating charges for financing costs related to warrants of $725,000, depreciation and amortization of $472,000 and provision for inventories of $570,000. Net cash used in investing activities resulted principally from the net purchase of available-for-sale marketable securities of $10,783,000 and the acquisition of property and equipment of $1,263,000 in the period.

In March 2000, the Company completed a private placement financing yielding gross proceeds of $27,975,000 in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company intends to use the net proceeds of such financing, which originally aggregated $25,803,000 for working capital, capital equipment and general corporate purposes.

In April 2000, the Company was notified that the American Red Cross, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. An extensive epidemiological study was conducted by the American Red Cross based on the original data. The results of the study did not exonerate the filter, nor did it point to a specific feature of the filter that caused the reactions. In addition, the Company commissioned an epidemiology study at a major U.S. medical center to further investigate these reactions. This study revealed that the types of reactions reported to the Company by the American Red Cross occurred in patients transfused with blood filtered with other manufacturers' filters as well as blood filtered with the r\LS filter and, indeed, in blood that was not filtered at all. The study also revealed that the reactions occurred in from 1 to 12 per 10,000 transfusions, but were at the upper end of this scale with the r\LS filter. The reactions were not permanent and were treatable using standard practices. In September 2000, the Company was notified that the American Red Cross terminated its supply contract for the r\LS System after the completion of these studies. The extended period of time taken to prove product improvements that resolve the reactions was the basis for the termination.

Due to the termination of the supply contract by the American Red Cross in September, there are approximately 160,000 r/LS units that are either held in quarantine at the American Red Cross or in the Company's inventory as of September 30, 2000. The Company may need to repair, replace or give the American Red Cross credit for units in its inventory and repair or discard the r\LS units in the Company's inventory. The Company has incurred product warranty and inventory charges in cost of goods sold for the three and nine-month periods ended September 30, 2000 after taking into account anticipated resolution of the product in question and expected future uses, if any, for the product. The Company is not yet able to determine the extent of any financial settlement it may incur, if any, in connection with the terms of its supply contracts with manufacturers of components of the r/LS System due to the American Red Cross decision to terminate its supply contract with the Company. The Company will continue to assess this situation over the balance of fiscal year 2000.

The termination of the supply agreement by the American Red Cross has negatively impacted our revenue and ability to generate revenue. We believe that based on our current operating plan our existing cash and marketable securities balances will be sufficient to fund our operations only into the second quarter of 2001. The Company's cash requirements may vary materially from those now planned because of factors related to product improvements efforts, results of product testing, the approval process at the FDA and similar foreign agencies, commercial acceptance of our products, patent developments and the introduction of competitive products. In the future, we may be forced to seek to raise additional capital by pursuing strategic partnerships, public or private equity and/or debt financing in order to complete the proposed product improvements and related testing with respect to the r/LS System. We can give no assurance that we will be able to obtain these types of financing on terms favorable to us, if at all. If we fail to generate cash flow or obtain such financing or if other unforeseen circumstances occur, we may be unable to continue the Company's current operations as presently conducted, if at all, beyond the second quarter of 2001. Our Board of Directors has commenced a review of our future strategic direction in light of our current operations and future business prospects. Although currently no definitive plans have been approved by the Board of Directors, they will continue to examine all strategic options in order to prepare for future contingencies.

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.

         Not Applicable.

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

The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action, and the action is proceeding. On September 30, 1999, the Court denied Pall's motion to dismiss the action and the case is proceeding. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement. Discovery is proceeding.

On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r\LS system infringes Pall's U.S. Patent No. 6,086,770 (the "`770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's `770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

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


Item  2.          Changes in Securities and Use of Proceeds.

None.

Item  3.          Defaults Upon Senior Securities.

None.

Item  4.          Submission of Matters to a Vote of Security Holders.

None.

Item  5.          Other Information.

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

                 10.33(17) Indemnification Agreement, dated as of July 13, 2000 between the Company and Ahlstrom Technical
                           Specialties LLC

                 21.1(12)  Subsidiaries of the Company.

                     27.1  Financial Data Schedule.



---------------------

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

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the year ended June 30, 2000.

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HemaSure Inc.

                                                  /s/ John F. McGuire
                                      -----------------------------------------
Date:  November 14, 2000

                                                   John F. McGuire
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


                                                  /s/ James B. Murphy
                                      -----------------------------------------
Date:  November 14, 2000

                                                   James B. Murphy
                                            Senior Vice President, Finance
                                                 and Administration
                                            (Principal Financial Officer)