Form 10-K
period 2000-12-31
HEMASURE INC
filed 2001-03-26
CIK 919745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ................ to ..................

                         Commission file number 0-19410


                                  HemaSure Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                      04-3216862
           ---------------------------------          --------------
           State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization              Identification No.)

                     140 Locke Drive
                  Marlborough, Massachusetts                    01752
           ----------------------------------                   -----
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (508) 490-9500
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
             None                                   None
     --------------------          ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                    ----------------------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $6,840,864 on March 2, 2001.

Number of shares outstanding of the registrant's class of common stock as of March 2, 2001: 19,903,589. Effective with the return of 1,011,692 shares of common stock by Gambro Inc. in connection with the termination and release of the supply and development agreement between the Company and Gambro Inc., there will be 18,891,897 shares outstanding- See Recent Events -.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2001 Annual Meeting of Stockholders - Part III

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

      While approximately 40% to 50% of donated blood in the United States is currently leukoreduced, the Company believes this percentage will increase. In September 1998, the Food and Drug Administration's (the "FDA") Blood Products Advisory Committee announced a non-binding recommendation that 100% of the blood supply in the United States be leukoreduced and in January 2000 recommended that universal leukoreduction be implemented as soon as feasible. In addition, the American Red Cross ("ARC"), which collects over 6 million units of blood per year representing approximately 50% of the blood donated in the United States, is striving to achieve 100% leukoreduction as soon as feasible. Moreover, many other countries in the past several years have mandated the leukoreduction of their blood supply.

      According to industry sources, the leukoreduction industry represents a market potential of approximately $800 million. The Company has been utilizing its technologies as the basis for developing products and methodologies to address the needs of the leukoreduction market. The first such product developed by the Company was the LeukoNet System, which received clearance from the FDA in June 1995. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next generation red cell filtration product, the r\LS System. The r\LS System was designed to offer a more effective product than those offered in the market today based on low cost, ease of use and improved operational fit.

      The Company initiated sales of the r\LS System in the United States in the third quarter 1999. In May 1999, the Company completed an amended distribution and development agreement with Gambro to act as the Company's exclusive distributor of its r\LS System worldwide, except for sales to the ARC. In July 1999, the Company entered into a master purchase agreement with the ARC that provided for the sale of the r\LS System by the Company to the ARC on specified terms.

Significant Events

      In April 2000, the Company was notified that the ARC, the Company's largest customer at the time, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken by the Company to prove product improvements resolved these reactions. The
Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions. It is uncertain at this time when and if the ARC and the Company will complete a termination agreement or when and if the ARC will resume the purchase and use of the r\LS System.

      In March 2001, the Company signed a termination and release agreement with Gambro Inc. ("Gambro"), effective November 2000, which ended the distribution and development agreement. Gambro cited the termination of the Company's supply contract with ARC and other recent business conditions as the reasons for terminating the agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

      The termination of both the purchase contract by ARC and the distribution and development agreement with Gambro has had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r\LS product and on the Company's supply contracts with manufacturers of key components to the r\LS. See "Strategic Relationships" below for additional detail regarding these events and the ARC and Gambro.

Recent Events

      On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement").

      Following any approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of certain other conditions, the Company will sell substantially all of its non-cash assets to Whatman. Under the terms of the Purchase Agreement, the consideration to be received by the Company for the Asset Sale (the "Consideration") will consist of
(1) $10 million in cash, which will be paid to the Company at the Closing; (2) an additional payment by Whatman, in cash or common stock of Whatman plc at Whatman's option, which effectively reimburses the Company for its net operating costs and expenses incurred in connection with the Company's business during the period beginning on November 1, 2000 and ending on the Closing Date (the "Reimbursement Portion"), which amount is currently anticipated to be approximately $4 million and is expected to be paid to the Company in the second quarter of 2001; and (3) a royalty of 4% on sales by Whatman, Whatman plc or their affiliates of certain filtration products, including products that utilize the Company's technology, up to a total royalty of $12 million, subject to certain reductions described in the Royalty Agreement, which include the offset of certain potential liabilities associated with the Company's patent litigation with Pall Corporation that Whatman will assume. Accordingly, the total amount of the Consideration to be paid by Whatman to the Company will be approximately $14 million to $26 million in cash or cash and common stock of Whatman plc.

      Under the terms of the Purchase Agreement, Whatman will assume and be legally responsible for certain liabilities of the Company, and Whatman plc will guarantee Whatman's obligation to pay the Consideration to the Company. In addition, in the event that Whatman elects to pay the approximately $4 million reimbursement portion of the Consideration in shares of Whatman plc's common stock, the Purchase Agreement provides that Whatman plc will guarantee a minimum per share price to the Company of $4.3864 with respect to any share of Whatman plc's common stock resold by the Company within 60 days after such shares are issued to the Company. The Company currently anticipates that any share of Whatman plc's common stock issued to the Company will be resold by the Company within 60 days of the issuance to the Company of such share.

      The Company has the right to terminate the Purchase Agreement under certain circumstances, including if the Board of Directors determines, upon the written opinion of the Company's counsel, that the failure to terminate the Purchase Agreement could be expected to be a breach of, or be inconsistent with, the fiduciary duties of the Board of Directors under applicable law. In the event of termination for the foregoing reason, the Company is required to pay Whatman a fee of $500,000 upon the termination of the Purchase Agreement.

      It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated.

      In connection with the sale of the non-cash assets, the Company expects to realize a gain of approximately $3,500,000 after all anticipated costs and expenses associated with the sale. The Company does not expect to incur a tax liability in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized.

      Upon closing of the Purchase Agreement with Whatman, the Company is expected to have approximately $17.5 million in a combination of cash, cash equivalents, marketable securities and Whatman plc stock (based on current cash and marketable securities levels, the Company's expected "burn rate" through closing and the terms of the Purchase Agreement). In that regard, the Company is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following the consummation of the sale of its assets and business to Whatman.

      In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders.

The Blood Market

      Blood Collection

      Industry sources have estimated that approximately 40 to 45 million units of blood are collected and transfused by developed countries annually and that this number reaches 70 to 80 million units worldwide. Collection is typically done by affiliated blood collection centers (for example, the ARC), consortiums of independent blood collection centers (for example, Blood Centers of America), independent blood collection centers (for example, New York Blood Center) or government affiliated blood centers in some foreign countries.

      Whole blood is composed of four major components, (i) platelets, which assist in clotting; (ii) plasma, which is the fluid part of blood that contains proteins that fight infections, aid in clotting and retain blood volume; (iii) red blood cells, which help carry oxygen throughout the body; and (iv) leukocytes, or white blood cells, which are used by the body's immune system to help fight infections. Blood is collected either manually or with the use of automated blood collection equipment. If collected manually, the donated blood is tested and separated into components. If collected through the use of automated blood collection equipment, the desired component is extracted and the remaining components are returned to the donor.

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

      Recent Trend Toward Leukoreduction

      Historically, approximately 20% to 30% of donated blood in developed countries was filtered to remove leukocytes. Due primarily to cost, generally only those patients with diseases that may cause immune system complications, such as HIV, or those with severely compromised immune systems, such as patients undergoing chemotherapy, received leukoreduced blood and because of the relatively low number, these were done at the patients' hospital bedside.

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

      The United States is also moving toward universal leukoreduction of its blood supply. Approximately 40% to 50% of donated blood in the United States is currently filtered to remove leukocytes and this percentage is expected to increase.  In  September  1998,  the FDA's  Blood  Products  Advisory  Committee
announced a non-binding recommendation that the United States adopt 100% leukoreduction of its donated blood supply and in January 2000 recommended that universal leukoreduction be implemented as soon as feasible. The committee said that, "The benefit-to-risk ratio associated with leukoreduction is sufficiently significant to justify the universal leukoreduction of all non-leukocyte cellular transfusion blood components." Pre-storage filtration (filtration done at the blood collection center prior to storage for shipment to the hospital) was recognized by the FDA's Blood Products Advisory Committee as the preferred method of leukoreduction.

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

      Recent medical studies have demonstrated the patient benefits of leukoreduction. For example, a study of open heart surgery patients published in the Annals of Thoracic Surgery found that filtering leukocytes reduced the risks associated with this type of surgery and improved patient outcomes. It also determined that leukoreduction in the approximately 300,000 patients who undergo heart bypass surgeries could result in a 20% decrease in hospital stays and savings of approximately $3,000 to $6,000 in costs per patient. Another major study published in the American Journal of Surgery found that gastrointestinal surgery patients had fewer postoperative infections and shorter hospital stays after they received leukocyte-filtered red cells. Hospital stays averaged 12 days for patients who received leukocyte-reduced transfusions compared to 18 days for those who received non-leukoreduced blood, at a savings of approximately $6,000 per patient.

The Company's Approach

      The Company's blood filtration technologies initially were developed from core technologies transferred to it from Sepracor Inc. ("Sepracor") at the Company's inception in 1993 relating to the development, manufacture and use and sale of blood, blood products and blood components and membrane filter design technologies. Since that time, the Company has developed technologies designed to make the process of filtering blood easy and cost effective. The Company has been utilizing its technologies as the basis for developing products and methodologies to address the needs of the leukoreduction market.

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

Strategic Relationships

      Strategic Partnership with ARC

      In August 1998, the Company completed an amended and restated Master Strategic Alliance Agreement with the ARC BioMedical Services, which provides for, among other things, the development and enhancement of a number of filtration products, based on the Company's core technology including red blood cell leukoreduction, leukocyte recovery, platelet filtration, whole blood filtration and tumor cell filtration. The agreement has a term of five years, unless previously terminated, and can be renewed or extended. There is no assurance, however, that such products will ultimately be developed or that any definitive development arrangements with respect to such products will result from the strategic alliance with the ARC BioMedical Services.

      Pursuant to the strategic alliance agreement, in July 1999, the Company entered into a master purchase agreement with the ARC that provided for the sale of the r\LS System by the Company to the

ARC on specified terms. The master purchase agreement provided for a thirty-eight month term expiring on August 31, 2002, subject to, among other things, earlier termination by the ARC in the event (i) of the availability on the market of certain new products that provide substantial safety and efficiency improvements over the r\LS System, (ii) the ARC deems that it has no further requirement for leukoreduction filters generally, or (iii) the ARC changes its policies toward leukoreduction.

      In April 2000, the Company was notified that the ARC, its largest customer at the time, was suspending use of the r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who have received a transfusion of blood filtered with the r\LS System. As of April 2000, there had been approximately 25 reactions reported to the Company from about 14 patients out of approximately 150,000 units of blood transfused utilizing the r\LS System. The patients involved with these reactions were primarily hematology or oncology patients who had received multiple transfusions. The reaction rate was less than .02 percent, and generally involved pain in the back, head or neck area. The Company also commissioned an epidemiology study at a major U.S. medical center to further investigate these reactions. This study revealed that the types of reactions reported to the Company by the ARC occurred in patients transfused with blood filtered with other manufacturers' filters as well as blood filtered with the r\LS filter and, indeed, in blood that was not filtered at all. The study also revealed that the reactions occurred in from 1 to 12 per 10,000 transfusions, but were at the upper end of this scale with the r\LS filter. These reactions were not permanent and were treatable using standard practices. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions. It is uncertain at this time when and if the ARC and the Company will complete such an agreement.

      Global Distribution Capabilities through Partnership with Gambro.

      In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro to act as the Company's exclusive distributor of its r\LS System worldwide, except for sales to the ARC. Furthermore, this agreement provided that Gambro may (upon mutual agreement by the Company and Gambro) distribute additional future products developed by the Company that filter blood and its components.

      Under the distribution agreement, Gambro was required to meet certain minimum purchase requirements and was required to purchase from the Company all of its requirements for certain blood filtration products, in each case at agreed upon prices. The distribution agreement also provided for Gambro to cooperate with the Company in the pending litigation against Pall which was initiated by the Company and by Gambro BCT in April 1999. Gambro also cooperated with the Company in any patent infringement proceeding arising subsequent to the time the distribution agreement was entered into and pay certain expenses incident to any such proceeding other than damages against the Company. See Item
3. "Legal Proceedings."

      In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. Gambro cited the termination of the Company's supply contract with the ARC and other recent business conditions as the reasons for terminating the agreement. In connection with the termination and release agreement, Gambro agreed to return 1,011,692 shares of the Company's common stock.

      Production Capacity Expansion Initiative

      In December 1999, the Company engaged the international engineering consulting firm, PA Consulting Group, to assist it in its production capacity expansion initiative. With this initiative, the Company began in March 2000 and expected to increase manufacturing capacity in increments to several times its current level over fiscal 2000 and 2001. The capacity expansion effort was anticipated to include process flow review, capital equipment design, qualification, implementation, validation and vendor supply chain management. The termination of both the purchase contract by the ARC and the distribution and development agreement with Gambro resulted in the suspension of this capacity expansion effort.

      In December 1999, the Company entered into an agreement, which was amended in September 2000 and December 2000, with Filtertek Inc. ("Filtertek") that provides for Filtertek to act as its exclusive manufacturer and supplier of the filters used in its r\LS System, subject to certain terms and conditions. In the fiscal 2000 amendments, the Company agreed to pay Filtertek a total of $705,000 to reimburse the supplier for costs and expenses incurred after the ARC's decision to suspend use of the r\LS. No commitments have been made to make such payments in the future. The agreement has a term of five years, subject to an automatic one-year extension in the event the Company fails to purchase a specified number of products by the fifth year. Thereafter, the agreement will be subject to automatic one-year renewals unless the agreement is previously terminated.

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

      Under the agreement, Filtertek is required to make capital investment in their production equipment at certain levels and by certain times. If Filtertek is unable to meet such requirements, the Company has the right to terminate Filtertek's rights to exclusivity under the agreement, subject to certain terms and conditions. The Company depends on Filtertek to (i) allocate sufficient capacity to the Company's manufacturing needs, (ii) produce acceptable quality at agreed pricing, and (iii) deliver on a timely basis. Any failure in performance by Filtertek for any reason could have a material and adverse effect on the Company's business. The Company has no supply agreements with component suppliers and, accordingly, the Company is dependent on the future ability of Filtertek to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future. It is expected that this agreement will be assigned to or renegotiated with Whatman upon the closing of the Purchase Agreement.

      In January 2000, the Company entered into an agreement with Command Medical Products Inc. ("Command") that provided for Command, on a non-exclusive basis, to (i) act as the Company's manufacturer and supplier of dry bags used in its r\LS System and (ii) assemble the filters used in its r\LS System, subject to certain terms and conditions. In December 2000, due to the termination of several key supply contracts, the Company completed a termination and release of its supply and assembly agreement with Command. The Company agreed to pay Command $600,000 in connection with the termination and release.

Current Product

      Red Blood Cell Systems

      r\LS System. The Company's r\LS System was designed for leukocyte filtration by blood centers and hospital blood banks immediately prior to blood storage, a process which it believes results in improved quality leukocyte reduced blood.

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

      Since the notification by the ARC of the suspension of use of the r\LS and the termination of the distribution and development agreement with Gambro, the Company has been developing production process improvements as a result of the findings in connection with the adverse reactions reported by the ARC. Currently, the Company is not producing any products for sale.

      While the Company believes that the performance and ease-of-use of the r\LS System compares favorably with other blood filtration devices, there is no assurance that the production process improvements will be completed, that these improvements will adequately address the concerns of the ARC and other potential customers with the adverse reactions, that the r\LS system made using these production process improvements will be accepted in the market or that the performance or price of the r\LS System will be sufficient to achieve significant sales, particularly in view of the dominant position in the market held by Pall. See "-- Competition."

      OEM Filters

      Other potential partners have asked the Company to provide them with price quotes for a basic filtration device to use in their own applications. The Company is pursuing these requests and expects that any such filter would use the Company's core filtration technology.

Technologies

      The Company's current product is based on its proprietary technologies that the Company has acquired or developed in the areas of affinity separations, membrane technology and device design and fabrication.

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

Research and Development Expenses

      Research and development expenses were $4,450,000 in the year ended December 31, 2000 and $2,681,000 for the year ended December 31, 1999. Amounts expended in the year ended December 31, 2000 were higher than that expended in the comparable period in 1999 primarily because of costs associated with the formulation and design of process alternatives to support the then expected increase in demand for the Company's r\LS System, and the costs associated with the transfusion reactions reported by the ARC.

Competition

      The Company has encountered significant competition in the sale of its product. Its product, if re-commercialized, would compete with other products currently on the market as well as with future products developed by other medical device companies, biotechnology and pharmaceutical companies, hospital supply companies, national and regional blood centers, certain governmental organizations and agencies and academic institutions. Many of the Company's competitors in the field of leukocyte reduction have substantially greater resources, manufacturing and marketing capabilities, research and production staffs and production facilities than the Company. Moreover, some of the Company's competitors are significantly larger than the Company, have greater experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. In addition, many of the Company's competitors have access to greater capital and other resources, may have management personnel with more experience than the Company and may have other advantages over the Company in conducting certain businesses and providing certain services. The Company's ability to compete successfully will depend, in part, on its ability to develop and maintain products which are technically superior to and/or of lower cost than those currently on the market; develop proprietary products; attract and retain scientific personnel; obtain patent or other proprietary protection for its products and technologies; obtain required regulatory approvals; and manufacture, assemble and successfully market any products the Company develops. In addition, many of the Company's competitors have long-standing relationships with the national and regional blood centers to which the Company will market its products. There is no assurance that the Company would be able to compete effectively against such companies.

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

      The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Technological change or developments by others could result in the Company's technology or product becoming obsolete or noncompetitive.

Licenses, Patents and Proprietary Information

      The Company has a Technology Transfer and License Agreement with Sepracor under which Sepracor transferred to the Company all rights to the technology developed by Sepracor for the development, manufacture, use and sale of medical devices for the separation and purification of blood and blood components, including technology relating to (i) optimization of flat membranes, hollow fiber membranes and fibrous supports; (ii) specific affinity and immunoaffinity ligand; (iii) linking chemistries; (iv) surface modification including hydrophilic polymers and coatings; (v) device designs and engineering;
(vi) fabrication and manufacturing including encapsulation and assembly techniques; and (vii) organic chemical synthesis. The Company expects that this Technology Transfer and License Agreement with Sepracor will be assigned to Whatman in connection with the expected closing of the Purchase Agreement.

      The Company believes that protection of the proprietary nature of its products and technology is critical to its business. Accordingly, the Company has adopted a vigorous program to secure and maintain such protection. The Company's practice has been to file patent applications with respect to technology, inventions and improvements that are important to its business. The Company also relied on trade secrets, unpatented know-how, continuing technological invention and the pursuit of licensing opportunities to develop and maintain its competitive position. There is no assurance that others will not independently develop substantially equivalent proprietary technology or that the Company can meaningfully protect its proprietary position.

      To date, the Company owns or has filed 34 patent applications in the United States relating to blood filtration and pathogen inactivation technologies. Corresponding foreign patent applications have been filed with respect to certain of these United States patent applications. Where appropriate, the Company intends to file, or cause to be filed on its behalf, additional patent applications relating to future discoveries and improvements, including, among other things, the use of certain ligands for affinity separations. To date, 20 patents have been issued to the Company (which expire at various dates from 2011 through 2018).

      The Company's viability depends, in part, and among other things, on its ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on its proprietary rights. See Item 3. "Legal Proceedings". Proprietary rights relating to its planned products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets.

      There is no assurance that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. Competitors, including those with substantially greater resources than those of the Company, could seek to challenge the validity of the patents owned by or licensed to the Company or may use their resources to design comparable products that do not infringe these patents. See Item 3. "Legal Proceedings."

      There  are  many  issued  third-party   patents  in  the  field  of  blood
filtration, including patents held by the Company's competitors. The Company would need to acquire licenses to, or contest the validity of, some of such patents. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect sales of the challenged product until the claim is resolved. There is no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any litigation involving such patent. See Item 3. "Legal Proceedings."

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

Government Regulation

      The research, development, manufacturing and marketing of the Company's products are subject to extensive regulation in the United States by numerous regulatory authorities including the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") , the Federal Trade Commission (the "FTC") under the Federal Trade Commission Act (the "FTC Act") and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state and local entities will regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, clearance, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of the Company's products. FDA approval or clearance of the Company's products, typically including a review of the manufacturing processes and facilities used to produce such products, is required before the products may be marketed in the United States. Further, if cleared or approved, there may be significant conditions imposed, including limitations on labeling and advertising claims and post-market testing, tracking or surveillance requirements. In addition, for products exported from the United States to any foreign country or territory, applicable FDA export requirements must be met. Failure to meet regulatory standards or to obtain required marketing permissions could have a material and adverse effect on the Company's business, financial condition, results of operations and ability to market its products.

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

      If an NDA is approved, continued compliance with strict FDA current good manufacturing practices requirements, enforced by periodic inspections, as well as any special requirements imposed as a part of the NDA approval will be required to continue marketing the approved product. Changes to approved drug products that affect safety or effectiveness require approved supplemental applications, as do changes in manufacturing that have a substantial potential to adversely affect product safety or effectiveness. Such supplemental applications may require the submission of clinical and/or manufacturing comparability data and must be approved before the product may be marketed as modified. Manufacturers, packers and distributors are also subject to adverse drug event reporting requirements, which depending on their significance can result in, among other things, agency inspection, recalls, and patient/physician notifications, and enforcement actions. Because adverse drug experience reports are publicly available, they can also become the basis for private lawsuits, including class actions. Depending on their significance, such reports could have a material and adverse effect on the Company's business, financial condition, results of operations and ability to market its products.

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

      The PMA approval process is lengthy, expensive and typically requires, among other things, extensive data from pre-clinical testing and a well-controlled clinical trial or trials that demonstrate a reasonable assurance of safety and effectiveness. Clinical data for devices generally must be obtained pursuant to Investigation Device Exemptions, which must be approved by the FDA before a clinical trial may commence. Like an IND, an IDE contains, among other things, the pre-clinical data, chemistry, manufacturing and control information and an investigative plan, generally proceeding in three phases. There is no guarantee that the agency will approve the IDE, and an IDE approval process could result in significant delay. In addition, the FDA may place an IDE on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. There is no assurance that review of a PMA will result in a timely PMA approval, if at all. Further, if approved, there may be significant PMA conditions of approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking or surveillance requirements.

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

      The regulations relating to medical device reports ("MDRs") require that reports be submitted to the FDA to report device-related deaths, serious injuries and malfunctions that could result in death or serious injury were they to recur. MDRs can result in agency action such as inspections, recalls and patient/physician notifications, and are often the basis for agency enforcement actions. Because MDRs are publicly available, they can also become the basis for private lawsuits, including class actions. Failure to file MDRs constitutes a violation of the law enforceable under the FDC Act. Depending on their significance, MDRs could have a material and adverse effect on the Company's business, financial condition, results of operations and ability to market its products.

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

Manufacturing and Facilities

      Currently, the Company occupies approximately 45,000 square feet of leased office, laboratory and manufacturing space in a facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter. The Company believes that these facilities are adequate and suitable for its needs through 2001. See Item 1. "Business -- Strategic Relationships." The facility is designed to conform to current good manufacturing practice regulations and other applicable government standards. It is anticipated that the lease of this facility will be assigned to Whatman upon the expected closing of the Purchase Agreement.

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

      For manufacturing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for drugs or biologics and medical devices. The regulatory requirements may vary widely from country to country. See " -- Government Regulation."

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

Employees

      As of March 2, 2001, the Company employed a total of 73 persons, of whom 24 were in research and development, 27 were in manufacturing and support and 22 were in sales and administration. It is anticipated that Whatman will employ these employees upon the expected closing of the Purchase Agreement.

Relationships with Sepracor and Gambro

      Sepracor. The Company was organized in December 1993 as a wholly-owned subsidiary of Sepracor. Sepracor is engaged in the business of using chiral chemistry to develop single-isomer forms of existing, widely sold pharmaceuticals. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares of Common Stock. As of the date hereof, one executive officer of Sepracor serves as a director of the Company.

      In September 1998, the Company obtained a $5 million revolving line of credit arrangement with a commercial bank. Sepracor guaranteed repayment of amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. In September 2000, the revolving line of credit expired and the $5 million outstanding balance was repaid by the Company in accordance with the agreement.

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

      As of March 2, 2001, Sepracor owned 22% of the Company's issued and outstanding Common Stock. Effective with the return of 1,011,692 shares of common stock by Gambro in connection with the termination and release of the supply and development agreement between the Company and Gambro, Sepracor will own 23% of the issued and outstanding common stock of the Company.

      Gambro. On May 3, 1999, the Company completed a private placement financing with Gambro. The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provides for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provides Gambro with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of the Company's stock in the 30 days prior to the exercise date of October 5, 1999. The stockholders' agreement, which the Company entered into with Gambro in connection with this financing, provides that Gambro will have representation on the Company's board of directors of up to two directors and the Company's representative committees and contains, among other things, various registration rights and anti-dilution and standstill provisions. Subject to certain terms and conditions, the anti-dilution provisions prohibit the Company from selling or issuing the Company's Common Stock or securities convertible into the Company's Common Stock in any offering to a third party without offering Gambro the opportunity to purchase at the same price and terms that number of securities necessary for Gambro to maintain its beneficial ownership of the Company's outstanding Common Stock. Furthermore, in an offering or in certain other limited situations, the Company must provide Gambro with notice of the Company's intention to sell as well as a right to negotiate with the Company first for the purchase of the Company's securities. Gambro agrees to certain restrictions on its ability to sell the Company's Common Stock owned by it and its permitted transferees. Gambro also agrees to refrain from acquiring beneficial ownership of additional equity or debt securities of the Company, engaging in certain proxy solicitation activities, seeking to control the Company's management, policies or affairs and taking certain actions relating to business combinations and similar transactions without prior approval of the Company's board of directors. Gambro purchased 1,178,680 shares of Common Stock in the offering. Gambro agreed to waive its registration rights in connection with the registration statement to be filed by the Company in connection with the offering.

      In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro to act as the Company's exclusive distributor of the Company's r\LS System worldwide, except for sales to the ARC. Furthermore, this agreement provided that Gambro may (upon mutual agreement by the Company and Gambro) distribute additional future products developed by the Company that filter blood and its components. Gambro markets and sells blood component apheresis equipment to the blood center market. The agreement with Gambro contemplated the development by the Company of an OEM filter for use with Gambro's Trima(R) Automated Blood Collection System. The distribution agreement provided for a five year term that expires in June 2004, subject to automatic three year renewals unless the agreement is previously terminated.

      In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. Gambro cited the termination of the Company's supply contract with the ARC and other recent business conditions as the reasons for terminating the agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

      As of March 2, 2001, Gambro owned 31% of the Company's issued and outstanding Common Stock. Effective with the return of 1,011,692 shares of common stock by Gambro in connection with the termination and release of the supply and development agreement between the Company and Gambro, Gambro will own 27% of the issued and outstanding common stock of the Company.

Item 2.           Properties

      Currently, the Company occupies approximately 45,000 square feet of leased office, laboratory and manufacturing space in a facility in Marlborough, Massachusetts (which lease expires in February 2004, and provides for two five-year renewal options thereafter). The Company believes that these facilities are adequate and suitable for its needs through 2001. See Item 1. "Business -- Strategic Relationships." The facility is designed to conform to current good manufacturing practice regulations and other applicable government standards. It is anticipated that the lease of this facility will be assigned to Whatman upon the expected closing of the Purchase Agreement. See Item 1. "Business -- Manufacturing and Facilities."

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

      The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

      On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r\LS system infringes Pall's U.S. Patent No. 6,086,770 (the "'770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's '770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

      On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a manufacturer of the r\LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

      On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

      On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

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

Item 4.           Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is the name, age, position and a brief account of the business experience of each of the Company's current executive officers.


Name                      Age    Position
----                      ---    --------

John  F. McGuire, III     54     President, Chief Executive Officer and Director
James B. Murphy           44     Senior Vice President, Chief Financial Officer
Peter C. Sutcliffe        51     Vice President and Chief Operating Officer

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

      James B. Murphy has served as the Company's Senior Vice President, Chief Financial Officer since April 1998 and as its Senior Vice President, Finance and Administration since February 1996. From April 1994 to January 1996, he served as the Company's Vice President and Corporate Controller. Prior to that, from 1990 to April 1994, he served as Corporate Controller of Sepracor. Previously, Mr. Murphy held the positions of Senior Corporate Accountant at BBN Inc. and Senior Accountant at Arthur Andersen LLP.

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



                    2000                  High              Low
                    ----                  ----              ---

               First Quarter              19 1/2          5 3/8

               Second Quarter             10 1/2          2 7/32

               Third Quarter              5 3/4            1 1/4

               Fourth Quarter             2 25/32          13/64


                    1999                  High              Low
                    ----                  ----              ---

               First Quarter              2 1/2            1 13/32

               Second Quarter             4 7/8            2 1/8

               Third Quarter              7 3/8            3 7/8

               Fourth Quarter             6 1/2            4 1/2

2.          Holders.

      On March 2, 2001, the Company's Common Stock was held by approximately 150 stockholders of record. On March 2, 2001, the last reported sale price of the Company's Common Stock on the OTC bulletin board was $0.3437.

3.          Dividend Information.

      The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

4.          Sales of Securities.

      In March 2000, the Company completed a private placement financing yielding gross proceeds of $27,975,000 in which institutional and corporate investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company has used the majority of the net proceeds of such financing, which aggregated $25,791,000, for working capital, capital equipment and general corporate purposes.

      In May 1999, the Company completed a private placement financing with Gambro. The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provided Gambro with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999.

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

      In September 1998, the Company obtained a $5 million revolving line of credit arrangement with a commercial bank. Sepracor guaranteed repayment of amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. In September 2000, the revolving line of credit expired and was repaid by the Company in accordance with the agreement.

      In each case, the securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2).

Item 6.     Selected Financial Data

STATEMENT OF OPERATIONS DATA
(In thousands, except per share
data)

Year Ended December 31,               2000      1999     1998     1997     1996
                                      ----      ----     ----     ----     ----

Revenues:

  Product sales                     $3,219     $ 805    $  25   $2,357    $ 725

  Collaborative research and             -         -        -        -       54
  development                       ------     -----    -----   ------    ------

     Total revenues
                                     3,219       805       25    2,357      779
                                    ------     -----    -----   ------    ------

Costs and expenses:

  Cost of products sold              9,095     2,408      657    4,158    3,785

  Cost of collaborative research
     and development                     -         -        -        -       41

  Research and development           4,450     2,681    3,794    3,577    6,128

  Legal expense related to patents   1,134     1,361    3,340      506      744

  Selling, general and
  administrative                     4,191     3,728    4,201    4,458    7,325

  Other operating                      425         -        -        -        -
  Restructuring charge                   -         -        -    1,215        -
                                    ------    ------   ------   ------   -------
     Total costs and expenses       19,295    10,178   11,992   13,914   18,023
                                    ------    ------   ------   ------   -------

Loss from operations              (16,076)   (9,373) (11,967) (11,557) (17,244)

Other (expense) income               (147)   (1,292)    (203)    1,673    1,394
                                   -------   -------  -------  -------  --------
Net loss from continuing
operations                        (16,223)  (10,665) (12,170)  (9,884) (15,850)
                                  --------  -------- --------  ------- --------

Discontinued operations:

  Loss from operations of
  discontinued business                  -         -        -        -  (9,550)

  Loss on disposal of
  discontinued business                  -         -        -        - (15,198)

     Net loss                    $(16,223) $(10,665)$(12,170) $(9,884) $(40,598)
                                  --------  -------- -------- -------- ---------

Net loss per common share -
basic and diluted:

  Net loss from continuing
  operations                      $ (0.85)  $ (0.77) $ (1.35) $ (1.22) $ (1.97)

  Loss from operations of
  discontinued business                  -         -        -        -   (1.18)

  Loss on disposal of
  discontinued business                  -         -       -         -   (1.88)
                                    ------     -----    -----   ------    ------

     Net loss                     $ (0.85)  $ (0.77) $ (1.35) $ (1.22) $ (5.03)
                                  --------  -------- -------- -------- ---------

Weighted average number of
shares of common stock
outstanding - basic and diluted:    19,046    13,766    9,025    8,127    8,069
                                    ------    ------    -----    -----    ------

BALANCE SHEET DATA
(In thousands)


Cash and marketable securities      $8,678    $5,243  $ 1,827  $ 8,156  $16,724

Working capital                      9,234     (327)       37    6,071   14,844

Total assets                        13,158     9,090    5,655   10,607   20,560

Capital lease obligations long
term                                     -         -       68      289      525

Notes payable long-term                  9        43    5,073       72        -

Convertible subordinated note
payable long term                        -         -        -    8,687    8,687

Stockholders' equity (deficit)      11,115     1,227  (2,832)  (1,467)    7,929
Dividends - none

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

      In May 1999, the Company received 510(k) clearance from the FDA to market its r\LS System in the United States. In May 1999, the Company completed an amended distribution and development agreement, with Gambro to act as the Company's exclusive distributor of the Company's r\LS System worldwide, except for sales to the ARC. In July 1999, the Company entered into a master purchase agreement with the ARC that provided for the sale of the r\LS System by the Company to the ARC on specified terms. The Company initiated sales of the r\LS System in the United States in the third quarter 1999.

      In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

      In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

      The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro has had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r\LS product and on the Company's supply contracts with manufacturers of key components to the r\LS. It is uncertain at this time when and if the Company will resume selling the r\LS products to its potential customers, if at all.

      All of the Company's other planned blood-related products are in the research and development stage, and certain of these products may require pre-clinical and clinical testing prior to submission of any regulatory application for commercial use.

Sale of the Non-Cash Assets of the Company

      On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") executed by the two companies. See Item 1. "Recent Events".

      The obligations of the Company, Whatman and Whatman plc to consummate the Asset Sale are subject to a number of customary conditions, including, among others, approval and adoption of the Purchase Agreement by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote thereon.

      It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated.

      In connection with the sale of the non-cash assets, the Company expects to realize a gain of approximately $3,500,000 after all anticipated costs and expenses associated with the sale. The Company does not expect to incur a tax liability in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized.

      Upon closing of the Purchase Agreement with Whatman, the Company is expected to have approximately $17.5 million in a combination of cash, cash equivalents, marketable securities and Whatman plc stock (based on current cash and marketable securities levels, the Company's expected "burn rate" through closing and the terms of the Purchase Agreement). In that regard, the Company is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following the consummation of the sale of its assets and business to Whatman.

      In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the

Company's Stockholders. In certain instances, if the Purchase Agreement is terminated, the Company will pay Buyer certain fees.

Results of Continuing Operations

      Revenues were  $3,219,000  in 2000,  $805,000 in 1999 and $25,000 in 1998.
The majority of revenues in 2000, 1999 and 1998 were from the sale of the Company's leukoreduction systems. In February 1998, the Company decided to discontinue the manufacture and sale of its former leukoreduction filter, the LeukoNet System. In September of 1999, the Company initiated sales in the United States of its next generation red blood cell leukoreduction system, the r\LS System, which accounts for the increase in revenues in 1999 from those in 1998 and the increase in revenues in 2000 from those in 1999. In 2000, the ARC represented 50% of total revenues and Gambro represented 49% of total revenues. In 1999, the ARC represented 66% of total revenues and Gambro represented 33% of total revenues. In 1998 the ARC represented 53% of total revenues and another customer represented 10% of total revenues.

      In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions. In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended the distribution and development agreement. It is uncertain at this time when and if the ARC and other potential customers of the Company will resume the purchase and use of the r\LS System.

      The cost of products sold was $9,095,000 in 2000, $2,408,000 in 1999 and $657,000 in 1998. Total cost of products sold exceeded total product sales in all periods due to the high costs associated with new product manufacturing start up and low volume production. Included in cost of products sold for fiscal 2000 are charges of approximately $2,554,000 for product warranty and inventory write-down. These charges were primarily in connection with the decision by the ARC to terminate its purchase contract with the Company in September 2000 and Gambro BCT's decision to terminate its distribution and development agreement in November 2000. The Company incurred additional charges of $1,305,000 to terminate and amend certain key contractual supply agreements, with Filtertek and Command as disclosed in "Liquidity and Capital Resources".

      Research and development expenses were $4,450,000 in 2000, $2,681,000 in 1999 and $3,794,000 in 1998. The increase in 2000 from 1999 is primarily attributable to costs associated with the formulation and design of process alternatives to support the then expected increase in demand for the Company's r\LS System, and the costs associated with investigating and studying potential causes for the transfusion reactions reported by the ARC. The decrease in 1999 from 1998 is primarily attributable to costs associated with the development of the Company's next generation red cell filtration system, the r\LS System, for which a majority of the effort was expended in the 1998 period.

      Legal expenses related to patents were $1,134,000 in 2000, $1,361,000 in 1999 and $3,340,000 in 1998. The expenses in all three periods are primarily related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. In 1998 the Company incurred significant expenses in connection with expert witness and discovery-related activities associated with its outstanding patent litigation with Pall. The decrease in 2000 and 1999 from 1998 is due to a reduction in these costs as well as from cooperation with Gambro BCT in connection with such costs consistent with the Company's distribution and development agreement with Gambro. Due to the termination and release agreement signed with Gambro BCT in March, 2001, there can be no assurance that such costs will remain at the same level in future periods. A substantial increase in such costs could have a material and adverse effect on the Company's financial condition and future business and operations. See " -- Litigation."

      Selling, general and administrative expenses were $4,191,000 in 2000, $3,728,000 in 1999 and $4,201,000 in 1998. The increase in 2000 from 1999 is primarily attributable to higher administrative personnel of $221,000, travel and related costs of $41,000 and general professional services of $207,000 in connection with the Company's expected increasing level of sales of its r\LS System. The decrease in the amount expended in 1999 from 1998 is primarily due to lower general professional services of $319,000 and costs associated with the discontinuation of the Leukonet System.

      Other operating expenses in 2000 represents the Company's fixed asset write-down of two production units to their net scrap value, as they will no longer be used in the manufacturing process.

      Interest income in 2000, 1999 and 1998 primarily represents interest earned on available cash and marketable securities balances during those periods.

      Interest expense decreased in 2000 compared to 1999 due primarily to the completion of the amortization of deferred financing charges in September 2000, the repayment of the revolving line of credit in September 2000 and a lower average capital lease obligation balance. The increase in interest expense in 1999 compared to 1998 is primarily related to the amortization of deferred financing charges and amounts outstanding on the Company's line of credit which was outstanding for all of 1999 and only for approximately three months in 1998.

New Accounting Standards

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB No. 101 in fiscal 2000. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

      In March  2000,  the FASB  issued  FASB  Interpretation  ("FIN")  No.  44,
"Accounting  for  Certain  Transactions   Involving  Stock  Compensation  --  an
Interpretation  of APB Opinion No. 25." FIN

No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option awards and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant impact on the Company's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements and related disclosures. The Company will adopt SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 in fiscal year 2001.

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

      The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's
allegations   of   tortious   interference,   unfair   competition   and  patent
infringement.

      On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r\LS system infringes Pall's U.S. Patent No. 6,086,770 (the "'770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's '770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

      On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a manufacturer of the r\LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

      On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

      On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

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

Liquidity and Capital Resources

      The net decrease in cash and cash equivalents in 2000 was $2,028,000. This decrease is attributable primarily to net cash used in operating activities of $16,216,000 and net cash used in investing activities of $6,822,000, offset in part by net cash provided from financing activities of $21,010,000.

      Net cash used in operating activities is primarily attributable to the net loss of $16,223,000, an increase in inventory of $3,423,000 and a decrease in accounts payable of $588,000. This was offset in part by non-cash operating charges for financing costs related to warrants of $725,000, depreciation and amortization of $636,000, write-down of fixed asset charge of $425,000, write-down of inventories of $1,944,000 and a decrease in accounts receivable of $322,000. Net cash used in investing activities resulted principally from the net purchase of available-for-sale marketable securities of $5,402,000 and the acquisition of property and equipment of $1,420,000 in the period. Net cash provided from financing activities relates primarily to the net proceeds from the issuance of common stock of $26,111,000, the majority of which is due to the Company's March 2000 private placement financing, offset in part by a $5,000,000 repayment of the Company's commercial line of credit.

      In March 2000, the Company completed a private placement financing yielding gross proceeds of $27,975,000 in which institutional and corporate investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company has used the majority of the net proceeds of such financing, which aggregated $25,791,000, for working capital, capital equipment and general corporate purposes.

      In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System after the completion of these studies. The extended period of time taken to prove product improvements that resolve the reactions was the basis for the termination. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

      In November 2000, the Company was notified that Gambro intended to terminate its distribution and development contract with the Company and in March 2001, signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

      The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro, has had an adverse impact on both the Company's supply contracts with manufacturers of key components to the r\LS and inventories it had built in anticipation of expected increased demand for the Company's product.

      In September 2000, the Company agreed to pay Filtertek Inc. $525,000 in connection with an amendment to its manufacturing supply agreement and in December 2000 the Company agreed to pay

Filtertek Inc. an additional $180,000 in connection with a second amendment to its manufacturing supply agreement. No commitments have been made to make such payments in the future. The agreement contains minimum purchase requirements in future years, which if not met could require the Company to purchase certain production equipment of the supplier as defined in the agreement.

      In December 2000, the Company agreed to pay Command Medical Products Inc. $600,000 in connection with the termination of its supply and assembly agreement and release.

      On May 3, 1999, the Company completed a private placement financing with Gambro. The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provided Gambro with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HemaSure stock in the 30 days prior to the exercise date of October 5, 1999.

      In March 1999, Sepracor purchased an additional 1,333,334 shares in a private placement of Common Stock of the Company for $1.50 per share and received warrants to purchase an additional 667,000 shares at a price of $1.50 per share. The financing agreement contains certain registration rights and warrant exercise provisions.

      In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. In September 2000, the revolving line of credit expired and the $5 million outstanding balance was repaid by the Company in accordance with the agreement. The revolving line of credit was being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bore interest at the bank's prime lending rate plus 1/2% payable monthly in arrears. For the period ended December 31, 2000, the Company recorded interest expense related to borrowings under the line of $322,000.

      Sepracor guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's Common Stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. The Company placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and amortized this deferred financing charge on a monthly basis over the term of the line of credit. The Company amortized $725,000, $1,024,000 and $189,000 of this deferred finance charge and recorded it as interest expense in the Consolidated Statements of Operations for the periods ended December 31, 2000, 1999, and 1998 respectively.

      In March 1997, the Company exercised its right, under the lease arrangement of its Marlborough, Massachusetts facility, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments at a rate of 12% per annum. As of December 31, 2000, there was a balance of $43,000 remaining to be paid on this note.

      In January 1997, the Company entered into a Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with its acquisition of the plasma pharmaceutical business unit of Novo Nordisk. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note for a net amount, after certain reductions and the forgiveness of a $3,000,000 amount, of $8,687,000. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note initially contested the conversion of the note, however, in March 2001, the holder surrendered the note consistent with the terms of the Resructuring Agreement.

Future Operating Results

      On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman, a wholly owned subsidiary of Whatman plc, pursuant to the terms of the Purchase Agreement executed by the two companies. See Item 1. "Recent Events".

      In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders.

      In certain instances, if the Purchase Agreement is terminated, the Company will pay Buyer certain fees. Based on our current cash utilization rate our existing cash and marketable securities balances will be sufficient to fund our operations only into the second quarter of 2001. Although currently no definitive plans have been approved by the Board of Directors, they will continue to examine all other business alternatives in order to prepare for future contingencies.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8.           Financial Statements and Supplementary Data

      The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

Item 9.      Changes  in  and   Disagreements   on   Accounting   and  Financial
Disclosure

      Not applicable.
                                   PART III

Items 10-13.

      The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     a (1)       Financial Statements
                 HemaSure Inc. Consolidated Financial Statements as of December 31, 2000 and for each of the three years in the period ended December 31, 2000. See pages F-1 through F-7, which are included herein.

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

      The following trademarks are mentioned in this Annual Report on Form 10-K: HemaSure r\LS and LeukoNet.

                             HemaSure Inc.
                                                                         Page
                                                                         ----
                     Index to Financial Statements
                     -----------------------------

Report of Independent Accountants                                        F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2000, 1999 and 1998                                   F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 2000, 1999 and 1998                     F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2000, 1999 and 1998                                   F-6

Notes to Consolidated Financial Statements                               F-7

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HemaSure Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HemaSure Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A, under the heading "Sale of the non-cash assets of the Company". The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2001

HemaSure Inc.
Consolidated Balance Sheets

December 31,
(In thousands, except par value amounts)

ASSETS                                                        2000        1999
                                                              ----        ----
Current assets:

      Cash and cash equivalents (Note B)                   $ 3,215     $ 5,243
      Marketable securities (Note B)                         5,463           -
      Accounts receivable (Note C)                             121         443
      Inventories (Note D)                                   2,285         806
      Deferred financing costs (Note H)                          -         725
      Prepaid expenses and other current assets                184         276
                                                           -------      ------
      Total current assets                                  11,268       7,493

Property and equipment, net (Note E)                         1,850       1,547
Other assets                                                    40          50
                                                           -------      ------

            Total assets                                  $ 13,158     $ 9,090
                                                          ========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Accounts payable                                       $ 611     $ 1,199
      Accrued expenses (Note F)                              1,389       1,520
      Current portion of notes payable (Note H)                 34       5,030
      Current portion of capital lease obligations(Note G)       -          71
                                                           -------      ------
      Total current liabilities                              2,034       7,820

Notes payable (Note H)                                           9          43

            Total liabilities                                2,043       7,863
                                                           -------      ------

Commitments and contingencies (Notes F and G)
Stockholders' equity (Notes J and K):
      Preferred stock, $0.01 par value, 1,000 shares
        authorized, no shares issued or outstanding
      Common stock, $0.01 par value, 35,000 shares
        authorized, 19,904 and 15,823 shares issued
        and outstanding at December 31, 2000 and
        December 31, 1999 respectively                         199         158
      Additional paid-in capital                           112,311      86,241
      Accumulated deficit                                (101,395)    (85,172)
                                                         ---------    --------
      Total stockholders' equity                            11,115       1,227
                                                         ---------    --------

            Total liabilities and stockholders' equity    $ 13,158     $ 9,090
                                                            ======      ======

The accompanying notes are an integral part of the financial statements.

HemaSure Inc.
Consolidated Statements of Operations


Year Ended December 31,                            2000        1999       1998
                                                  -----        ----       ----

(In thousands, except per share amounts)


Revenue                                         $ 3,219      $  805      $  25

Costs and expenses:
      Cost of products sold                       9,095       2,408        657
      Research and development                    4,450       2,681      3,794
      Legal expense related to patents            1,134       1,361      3,340
      Selling, general and administrative         4,191       3,728      4,201
      Other operating                               425           -          -
                                                -------      ------     ------
      Total costs and expenses                   19,295      10,178     11,992
                                                -------      ------     ------
Loss from operations                           (16,076)     (9,373)   (11,967)
Other income (expense):
      Interest income                               935         201        169
      Interest expense                          (1,056)     (1,493)      (372)
      Other expense                                (26)           -          -
                                              ---------    --------  ---------
Net loss                                      $(16,223)   $(10,665)  $(12,170)
                                              =========   =========  =========

Net loss per share - basic and diluted:        $ (0.85)    $ (0.77)   $ (1.35)
                                               ========    ========   ========

Weighted average number of shares of common
 stock Outstanding - basic and diluted           19,046      13,766      9,025


The accompanying notes are an integral part of the financial statements.

HemaSure Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

Year ended
December 31, 2000, 1999
and 1998 (In thousands)


                                                                                                                       Total
                                                          Additional                                             Stockholders'
                                          Common Stock      Paid-in          Unearned            Accumulated           Equity
                                      Shares     Amount     Capital      Compensation    Other       Deficit         (Deficit)
                                      ------     ------     -------      ------------    -----       -------         ---------


Balance at December 31,1997            8,164    $ 82        $60,878        $(89)        $(1)        $(62,337)       $(1,467)

Issuance of common stock to
  employees under stock plans             97       1             89                                                       90

Issuance of common stock for debt        827       8          8,679                                                    8,687

Issuance of warrants                                          1,938                                                    1,938

Unearned compensation
  amortization                                                                89                                          89

Other                                                                                      1                               1

Net loss                                                                                              (12,170)      (12,170)
                                      ------    ----       --------      -------      ------          --------      --------


Balance at December 31, 1998           9,088      91         71,584           -            -          (74,507)       (2,832)

Issuance of common stock to
 employees under stock plans             404       4            813                                                      817
Issuance of common stock
 in private placements, net of
    issuance costs of $93              6,331      63         13,844                                                   13,907

Net loss                                                                                              (10,665)      (10,665)
                                      ------    ----       --------       ------      ------          --------      --------


Balance at December 31, 1999          15,823     158         86,241           -            -          (85,172)         1,227

Issuance of common stock to
   employees under stock plans           351       4            316                                                      320
Issuance of common stock
    in private placements, net of
    issuance costs of $2,184           3,730      37         25,754                                                   25,791

Net loss                                                                                              (16,223)      (16,223)
                                      ------    ----       --------       ------      ------          --------      --------

Balance at December 31, 2000          19,904   $ 199       $112,311        $  -         $  -        $(101,395)      $ 11,115
                                      ======   =====       ========        =====        ====        ==========      ========



The accompanying notes are an integral part of the financial statements.

HemaSure Inc.
Consolidated Statements of Cash Flows
Year ended December 31,
(In thousands)

                                                      2000       1999       1998
                                                      ----       ----       ----
Cash flows from operating activities:

  Net loss                                       $(16,223)  $(10,665)  $(12,170)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Financing costs related to warrants               725      1,024        189
     Write-down of fixed assets                        425          -          -
     Depreciation and amortization                     636        475        479
     Accretion of marketable securities discount      (61)          -         20
     Loss on disposal of equipment                      56          -          5
     Write-down in inventories                       1,944          -          -
  Changes in operating assets and liabilities:
     Accounts receivable                               322      (443)        436
     Inventories                                   (3,423)      (600)       (48)
     Prepaid expenses and other current assets          92         50         21
     Accounts payable                                (588)      (343)        666
     Accrued expenses                                (131)       (29)      (297)
     Other assets                                       10        (8)       (10)
                                                   -------   --------  ---------

  Net cash used in operating activities           (16,216)   (10,539)   (10,709)
                                                  --------   --------  ---------

  Cash flows from investing activities:

     Purchases of marketable securities             (31,402)        -   (20,255)
     Maturities of marketable securities              26,000        -     27,117
     Unrealized holding loss of available for
     sale marketable securities                            -        -          1
     Additions to property and equipment             (1,420)     517)      (422)
                                                     -------    -----      -----

  Net cash provided by (used in) investing
   activities                                        (6,822)    (517)      6,441
                                                     -------    -----      -----

  Cash flows from financing activities:

     Net proceeds from issuance of common stock      26,111    14,724         90
     Borrowing from notes payable arrangements            -         -      5,000
     Repayment of notes payable                      (5,030)     (27)        (9)
     Repayments of capital lease obligations            (71)    (225)      (260)
                                                     -------    -----     ------

  Net cash provided by financing activities           21,010   14,472      4,821
                                                      ------   ------      -----

  Net (decrease) increase in cash and cash
   equivalents                                       (2,028)    3,416        553
  Cash and cash equivalents at beginning of period     5,243    1,827      1,274
                                                      ------    -----      -----

  Cash and cash equivalents at end of period          $3,215   $5,243     $1,827
                                                      ======   ======     ======

  Supplemental schedule of cash flow information:
     Cash paid during the year for interest           $  372   $  453     $  503

  Noncash investing and financing activities:
     Common stock issued for convertible
      subordinated note                               $   -     $   -     $8,687
     Value of warrants issued for guaranteed
      line of credit                                  $   -     $   -     $1,938

The accompanying notes are an integral part of the financial statements.

HemaSure Inc.
Notes to Consolidated Financial Statements

A.     THE COMPANY:

Nature of the Business

      HemaSure Inc. (the "Company") is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's current blood filtration product ("r\LS System") is designed for use by blood centers and hospital blood banks worldwide.

      From the Company's inception through the first quarter of fiscal 1996, HemaSure had sold non-blood related filter products primarily to Sepracor Inc. ("Sepracor"), a related party, for use in chemical processing applications. Subsequently and throughout 1997, the Company's revenue was derived from the commercial sales of its LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next generation red cell filtration product. In May 1999, the Company received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") to market its r\LS System in the United States.

      The Company initiated sales of the r\LS System in the United States in the third quarter 1999. In April 2000, the Company was notified that the American Red Cross ("ARC"), the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended their exclusive distribution rights of the r\LS.

      The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and similar foreign regulatory authorities and agencies.

      Since its inception, the Company has suffered recurring losses from operations and, as of December 31, 2000, had an accumulated deficit of $101.4 million. Other than the Company's r\LS System, all of its planned blood-related products are in the research and development stage, and certain of these products that may require pre-clinical and clinical testing prior to submission of any regulatory application for commercial use.

      The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The termination and cancellation of the Company's distribution and sales agreements respectively and the losses from operations raise substantial doubt with respect to the Company's ability to continue as a going concern. Management's plans with regard to these matters include the sale of the non-cash assets of the Company as described below. Although management continues to pursue this plan, there is no assurance that the Company will be successful in obtaining shareholder approval. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Sale of the non-cash assets of the Company

      On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") executed by the two companies.

      Following approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of certain other conditions, the Company will sell substantially all of its non-cash assets to Whatman. Under the terms of the Purchase Agreement, the consideration to be received by the Company for the Asset Sale (the "Consideration") will consist of
(1) $10 million in cash, which will be paid to the Company at the Closing; (2) an additional payment by Whatman, in cash or common stock of Whatman plc at Whatman's option, which effectively reimburses the Company for its net operating costs and expenses incurred in connection with the Company's business during the period beginning on November 1, 2000 and ending on the Closing Date, which amount is currently anticipated to be approximately $4 million and is expected to be paid to the Company in the second quarter of 2001; and (3) a royalty of 4% on sales by Whatman, Whatman plc or their affiliates of certain filtration products, including products that utilize the Company's technology, up to a total royalty of $12 million, subject to certain reductions described in the Royalty Agreement, which include the offset of certain potential liabilities associated with the Company's patent litigation with Pall Corporation that Whatman will assume. Accordingly, the total amount of the Consideration to be paid by Whatman to the Company will be approximately $13 million to $25 million in cash or cash and common stock of Whatman plc.

      Under the terms of the Purchase Agreement, Whatman will assume and be legally responsible for certain liabilities of the Company, and Whatman plc will guarantee Whatman's obligation to pay the Consideration to the Company. In addition, in the event that Whatman elects to pay the approximately $4 million reimbursement portion of the Consideration in shares of Whatman plc's common stock, the Purchase Agreement provides that Whatman plc will guarantee a minimum per share price to the Company of $4.3864 with respect to any share of Whatman plc's common stock resold by the Company within 60 days after such shares are issued to the Company. The Company currently anticipates that any share of Whatman plc's common stock issued to the Company will be resold by the Company within 60 days of the issuance to the Company of such share.

      The Company has the right to terminate the Purchase Agreement under certain circumstances, including if the Board of Directors determines, upon the written opinion of the Company's counsel, that the failure to terminate the Purchase Agreement could be expected to be a breach of, or be inconsistent with, the fiduciary duties of the Board of Directors under applicable law. In the event of termination for the foregoing reason, the Company is required to pay Whatman a fee of $500,000 upon the termination of the Purchase Agreement.

      The obligations of the Company, Whatman and Whatman plc to consummate the Asset Sale are subject to a number of customary conditions, including, among others, approval and adoption of the Purchase Agreement by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote thereon.

      It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated.

      Upon closing of the Purchase Agreement with Whatman, the Company is expected to have approximately $17.5 million in a combination of cash, cash equivalents, marketable securities and Whatman plc stock (based on current cash and marketable securities levels, the Company's expected "burn rate" through closing and the terms of the Purchase Agreement). In that regard, the Company is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following the consummation of the sale of its assets and business to Whatman.

      In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Purchase Agreement is terminated, the Company will pay Buyer certain fees.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidation financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior years consolidated financial statements to conform to current presentation. These reclassifications have no effect on the Company's financial position or results of operations.

Cash and Cash Equivalents

      The Company considers all demand deposits, money market instruments and repurchase agreements to be cash and cash equivalents. Cash equivalents of $1,221,000 and $4,743,000 and at December 31, 2000 and 1999, respectively, consist of repurchase agreements with a commercial bank. The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable Securities

      Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. At December 31, 2000, all marketable securities were classified as available for sale and carried at fair value, with the unrealized gains and losses, if any, reported as a separate component of stockholders' equity. The Company held no marketable securities at December 31, 1999 and 1998.

      The amortized cost of debt securities classified as available for sales is adjusted for accretion of discounts to maturity. Such accretion is included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

      The fair value of available for sale marketable securities at December 31, 2000 was $5,463,000 and represented Commercial Paper and United State Government Agency Obligations of $2,488,000 and $ 2,975,000, respectively.

      The Company's policy when applicable is to diversify the investment portfolio to reduce exposure of principal to credit and investment sector risk. At December 31, 2000, investments were placed with a variety of high credit quality financial institutions or other issuers.

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

Revenue Recognition

      The Company recognizes revenue from product sales upon transfer of title to its customers, typically upon shipment. The Company accrues for estimated warranty costs, sales returns, and other allowances at the time of shipment based on its experience.

Research and Development

      Research and development costs are expensed in the year incurred.

Net Loss Per Share

      The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share ("EPS"). Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Potential common stock has not been included because the effect would be antidilutive. The potential common stock of the Company consist of common stock warrants (see Notes M and H), stock options (see Note K). The Company had 4,920,000, 4,757,000 and 4,214,000 potential common stock shares as of December 31, 2000, 1999, and 1998, respectively.

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

New Accounting Standards

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB No. 101 in fiscal 2000. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

      In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option awards and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant impact on the Company's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements and related disclosures. The Company will adopt SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 in fiscal year 2001.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2000 and 1999 and the reported amounts of revenues and expenses during the years ended December 31, 2000, 1999 and 1998. Actual results could differ from those estimates.

C.    ACCOUNTS RECEIVABLE:

      The Company's 2000 and 1999 trade receivables primarily represent amounts due for product sales. The allowance for doubtful accounts was $0 and $5,000 at December 31, 2000 and 1999, respectively.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

D.    INVENTORIES:

      Inventories consist of the following at December 31:

(In thousands)                                    2000         1999
                                                  ----         ----
Raw materials                                  $ 2,200         $393
Work in Progress                                    78          401
Finished goods                                       7           12
                                               -------       ------
                                               $ 2,285         $806
                                               =======         ====

E.    PROPERTY AND EQUIPMENT:

      Property and equipment consist of the following at December 31:

(In thousands)                                    2000         1999
                                                  ----         ----
Laboratory and manufacturing equipment          $1,430       $1,835
Leased   laboratory   and   manufacturing
                                equipment            -          149
Office equipment                                   704          858
Leasehold improvements                             858          772
                                               -------       ------
                                                 2,992        3,614

Accumulated depreciation and amortization      (1,759)      (2,324)
                                               -------      -------

                                                 1,233        1,290
Construction in progress                           617          257
                                                ------       ------

                                               $ 1,850       $1,547
                                               =======       ======

      Depreciation and amortization expense was $636,000, $475,000 and $391,000, in 2000, 1999 and 1998, respectively. In 2000, the Company recorded to other operating expense a $425,000 charge related to the fixed asset write-down of two production units to their net scrap value, as they will no longer be used in the manufacturing process.

      Accumulated amortization of assets under lease was $106,000 for the period ended December 31, 1999.

F.    ACCRUED EXPENSES AND COMMITMENTS AND CONTINGENCIES:

      Accrued expenses consist of the following at December 31:

(In thousands)                       2000         1999
                                     ----         ----
Employee Compensation                $ 91         $189
Professional fees                     428          155
Interest on notes payable               -           41
Customer refunds                      664          175
Services                               12          678
Miscellaneous                         194          282
                                   ======       ======

                                   $1,389       $1,520

      In the event of a termination of the Purchase Agreement with Whatman, the Company is required to pay Whatman a fee of $500,000.

      In January 1997, the Company entered into a Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with its acquisition of the plasma pharmaceutical business unit of Novo Nordisk. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note for a net amount, after certain reductions and the forgiveness of a $3,000,000 amount, of $8,687,000. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note initially contested the conversion of the note, however, in March 2001, the holder surrendered the note consistent with the terms of the Resructuring Agreement.

G.    LEASE OBLIGATIONS:

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

      The Company leased various laboratory, manufacturing and computer equipment under noncancelable capital leases. Terms of arrangements with the leasing company contain bargain purchase provisions at the expiration of the lease term, which range from 36 months to 42 months. In some instances, the Company was required to make a deposit of 20% of the original equipment cost, which earned interest at an annual rate of 4%. As of December 31, 2000, all lease agreements have expired and there are no amounts outstanding under the Lease Agreements. Under certain circumstances, Sepracor was the guarantor of debt incurred to acquire equipment under the leasing facilities. The interest rate charged on the Company's capital leases ranges from 14% to 21%.

      Future minimum payments under all noncancelable leases in effect at December 31, 2000 are as follows:

    (In thousands)                           Operating
    Year                                        Leases
    ----                                        ------
    2001                                          $295
    2002                                           306
    2003                                           306
    2004                                            26
    2005 and thereafter                              -
                                                ------
    Total minimum lease payments                  $933
                                                  ----

      The total charged to rent expense for all noncancelable leases including amounts for building maintenance, utilities and other operating costs was $872,000, $660,000, and $833,000, in 2000, 1999, and 1998, respectively.

      In December 1999, the Company entered into an exclusive five-year manufacturing and supply agreement with a major supplier of a component to the Company's product. The Company completed two amendments to this agreement in both September and December 2000 in which it agreed to pay Filtertek a total of $705,000. No commitments have been made to make such payments in the future. The agreement contains minimum purchase requirements in future years, which if not met could require the Company to purchase certain production equipment of the supplier as defined in the agreement. The supplier, under certain conditions, will acquire such equipment during fiscal years 2000 and 2001. The agreement also contains provisions under which the agreement could become non-exclusive under certain conditions as defined in the agreement and for extensions of the term of the agreement.

H.    NOTES PAYABLE:

      Notes payable consist of the following at December 31:

(In thousands)                           2000           1999
                                         ----           ----
Leasehold improvements financing          $43        $    73
Revolving line of credit                    -          5,000
                                      -------         ------
                                           43          5,073
Less current portion                       34          5,030
                                           --          -----
                                          $ 9        $    43
                                          ===        =======

      In March 1997, the Company exercised its right, under the lease, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount will be repaid in 60 equal monthly installments with an interest rate of 12% per annum.

      In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. In September 2000, the revolving line of credit expired and was repaid by the Company in accordance with the agreement. The revolving line of credit was being used to help finance the Company's working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable monthly in arrears. For the year ended December 31, 2000, the Company recorded interest expense related to borrowings under the line of $322,000.

      Sepracor guaranteed to repay amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. HemaSure placed a value of $1,938,000 on the 1,700,000 warrants as of the date of the final agreement and amortized this deferred financing charge on a monthly basis over the term of the line of credit. For the periods ended December 31, 2000 and 1999 the Company amortized $725,000 and $1,024,000, respectively, of this deferred finance charge and recorded it as interest expense in the Statement of Operations.

I.    SEGMENT INFORMATION:

      The Company operates exclusively in the blood filtration business, which the Company considers to be one business segment.

      Revenue from significant customers are as follows:


Year Ended December 31:               2000        1999           1998
                                      ----        ----           ----
American Red Cross                     50%         66%            53%
Gambro, Inc.                           49%         33%              -
Other                                   -           -             10%

J.    STOCKHOLDERS' EQUITY:

      In March  2000,  the  Company  completed  a  private  placement  financing yielding gross proceeds of $27,975,000 in which institutional investors purchased 3,730,000 shares of its common stock at a purchase price of $7.50 per share. The Company has registered 2,551,320 of such shares for resale. The Company has used the majority of the net proceeds of such financing, which aggregated $25,791,000, for working capital, capital equipment and general corporate purposes.

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

      On May 3, 1999, the Company completed a private placement financing with Gambro Inc. ("Gambro"). The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company common stock. The stock subscription agreement also provided Gambro with an option to purchase additional shares of the Company's common stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of common stock to be based upon the market price of the Company's common stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflected the average price of the Company's stock in the 30 days prior to the exercise date of October 5, 1999. In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.



K.          STOCK OPTION PLANS:

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

      The Company has two stock options plans currently in effect under which future grants may be issued: The 1994 Stock Option Plan, as amended, and the 1994 Director Option Plan, as amended (collectively, the

"Plans"). A total of 3,528,400 shares have been authorized by the Company for grants of options or shares, of which 410,400 are still available for grant. Stock options granted during 2000 and 1999 generally have a maximum term of ten years and vest ratably over a period of two to five years.

      A summary of the Company's stock option activity for the years ended December 31 follows:
                                   Number of Options     Weighted Average
                                      (In thousands)       Exercise Price
--------------------------------------------------------------------------

Outstanding at December 31, 1997               2,019                $3.25
Granted                                        2,029                $0.72
Exercised                                          -                    -
Terminated                                   (1,534)                $3.06
                                             -------                -----

Outstanding at December 31, 1998               2,514                $1.31
Granted                                          302                $5.27
Exercised                                      (363)                $2.02
Terminated                                      (63)                $0.94
                                                ----                -----

Outstanding at December 31, 1999               2,390                $1.72
Granted                                          357                $4.62
Exercised                                      (110)                $1.45
Terminated                                      (84)                $5.22
                                                ----                -----

Outstanding at December 31, 2000               2,553                $2.03
                                               =====                =====

      The following table summarizes the status of the Company's stock options at December 31, 2000:

      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
-------------------------------------------       ----------------------


                                              Weighted     Weighted      Number        Weighted
                               Number          Average     Average     Exercisable      Average
                           Outstanding As    Remaining     Exercise       As of        Exercise
                            Of 12/31/00       Contractual    Price       12/31/00        Price
Range of Exercise Prices   (In thousands)         Life                (In thousands)
------------------------   --------------    -----------   --------    --------------   -------

  $  .63  -  $  .94            1,490            7.1         $ .64         727           $  .64
  $ 1.25  -  $ 1.75              288            7.5         $1.27         118           $ 1.29
  $ 2.00  -  $ 2.12              157            5.1         $2.04         107           $ 2.00
  $ 3.22  -  $ 4.88               57            6.7         $3.77          38           $ 3.75
  $ 5.00  -  $ 5.94              523            9.0         $5.30          53           $ 5.60
  $12.38  -  $16.25               38            5.3        $14.35          34           $14.57
                               -----            ---        ------         ---           ------
                               2,553            7.4        $ 2.03       1,077           $ 1.65

      The weighted average grant date fair value for options granted during 2000, 1999 and 1998 was $3.12, $3.57 and $0.49 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factor of the market price of the Company's common stock of 75%; and a weighted average expected life of the options of 5.5 years.

      During 1994 and prior to the Company's initial public offering, options to purchase 482,000 shares of common stock were granted under the Plans at an exercise price of $2.00 per share. The estimated fair market value on the date of grant was $4.00 per share. The Company recorded compensation expense from 1994 through 1998, which expense was $89,000 in 1998.

      In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an aggregate of 500,000 shares of common stock may be purchased by employees at 85% of market value on the first or last day of each six -month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Options were exercised to purchase 240,117 shares for a total of $159,000 during the year ended December 31, 2000 and 41,071 shares for a total of $117,000 during the year ended December 31, 1999. At December 31, 2000, 51,280 shares of common stock were reserved for future issuance under the plan.

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below. The application of SFAS No. 123 to the employee stock purchase plan would not result in a significant difference from reported net income and earnings per share.

(In thousands; except per share amounts)         2000         1999        1998
                                                 ----         ----        -----
Net loss - as reported                      $(16,223)    $(10,665)  $ (12,170)

Net loss - pro forma                        $(17,062)    $(11,274)  $ (12,610)

Net loss per share - as reported - basic
and diluted                                 $  (0.85)    $  (0.77)  $   (1.35)

Net loss per share - pro forma - basic
and diluted                                 $  (0.90)     $ (0.82)  $   (1.40)

      The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 or anticipated future option activity.

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

L.    INCOME TAXES:

      The components of the Company's deferred tax assets and liabilities are as follows at December 31:

 (In thousands)                                          2000             1999
                                                         ----             ----
Deferred taxes:
         Net operating loss carryforwards             $35,747          $31,315
         Research and development expense
                              capitalization            5,180            4,392
         Tax credit carryforwards                       1,632            1,235
         Inventory reserves                               803               20
         Deferred compensation                            285              285
         Accrued charges not paid                         527              512
         Other                                              -                7
         Property and equipment                           214                1
                                                     --------         --------
                                                       44,388           37,767
Valuation allowance                                  (44,388)         (37,767)
                                                     --------         --------
Net deferred taxes                                   $      -         $      -
                                                     ========         ========

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

      The Company's statutory and effective tax rates were 34% and 0%, respectively, for 2000 and 1999. The effective tax rate was 0% due to a net operating loss and the non-recognition of any net deferred tax asset. At

December 31, 2000, the Company had federal and state tax net operating loss carryforwards ("NOLs") of approximately $85,000,000 and $73,000,000, respectively, to offset future regular taxable earnings. The federal and state NOLs begin to expire in 2009 and 2001. Approximately $7,000,000 of state NOLs expired in 2000. The Company has federal and state research and development tax credits of approximately $890,000 and $680,000, respectively, which both begin to expire in 2009. The Company has a state investment tax credit carryforward of approximately $50,000, of which approximately $6,900 expired in 2000.

M.    AGREEMENTS:

      In January 2000, the Company entered into a non-exclusive agreement with Command Medical Products, Inc. ("Command"), to (i) act as its manufacturer and supplier of dry bags used in its r\LS System and (ii) assemble the filters used in its r\LS System, subject to certain terms and conditions. In December 2000, the Company agreed to pay Command $600,000 in connection with the termination of its supply and assembly agreement and release.

      In December 1999, the Company entered into an exclusive five-year manufacturing and supply agreement with Filtertek, Inc. ("Filtertek"), a major supplier of a component to the Company's product. The Company completed two amendments to this agreement in both September and December 2000 in which it agreed to pay Filtertek a total of $705,000. No commitments have been made to make such payments in the future. The agreement contains minimum purchase requirements in future years, which if not met could require the Company to purchase certain production equipment of the supplier as defined in the agreement. The supplier, under certain conditions, will acquire such equipment during fiscal years 2000 and 2001. The agreement also contains provisions under which the agreement could become non-exclusive under certain conditions as defined in the agreement and for extensions of the term of the agreement.

      In July 1999, the Company entered into a master purchase agreement with the ARC that provides for the sale of the r\LS System by the Company to the ARC on specified terms. In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the American Red Cross are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

      In August 1998, the Company completed an amended and restated Master Strategic Alliance Agreement with the ARC BioMedical Services, which provides for, among other things, the development and enhancement of a number of filtration products, based on the Company's core technology. The agreement has a term of five years, unless previously terminated, and can be renewed or extended. In connection with this agreement, the ARC is eligible to receive warrants to purchase common stock of the Company up to a maximum of 400,000 shares based on certain milestones and at a price of $1.51 per share, as determined at the date of this agreement. As of December 31, 2000 no warrants have been issued under this Agreement.

      In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro to act as the Company's exclusive distributor of the Company's r\LS System worldwide, except for sales to the ARC. In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended the distribution and development agreement. In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

      As of March 2, 2001, Gambro owned 31% of the Company's issued and outstanding Common Stock. Effective with the return of 1,011,692 shares of common stock by Gambro in connection with the termination and release of the supply and development agreement between the Company and Gambro, Gambro will own 27% of the issued and outstanding common stock of the Company.

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

      In September 1998, the Company obtained a $5 million revolving line of credit arrangement with a commercial bank. Sepracor guaranteed repayment of amounts borrowed under the line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. In September 2000, the revolving line of credit expired and the $5 million outstanding was repaid by the Company in accordance with the agreement. (See Note H.)

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

      As of March 2, 2001, Sepracor owned 22% of the Company's issued and outstanding Common Stock. Effective with the return of 1,011,692 shares of common stock by Gambro in connection with the termination and release of the supply and development agreement between the Company and Gambro, Sepracor will own 23% of the issued and outstanding common stock of the Company.

N.    EMPLOYEES' SAVINGS PLAN:

      The Company has a 401(k) plan for all employees. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company can make a matching contribution at its discretion. In 1999 the Company provided approximately $40,000 of matching contributions. There were no employer contributions to the plan in 2000.

O.    LITIGATION:

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

      The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

      On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r\LS system infringes Pall's U.S. Patent No. 6,086,770 (the "'770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's '770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

      On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a manufacturer of the r\LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

      On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

      On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

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

P.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                             Q1 2000  Q2 2000  Q3 2000   Q4 2000
                                             -------  -------  -------   -------
(In thousands, except for share amounts)
Total revenues                                $1,816    $ 643    $ 288     $ 472
Loss from operations                         (3,091)  (3,293)  (4,735)   (4,957)
Net Loss                                    $(3,319) $(3,346) $(4,709)  $(4,849)
Net loss per share basic and diluted         $(0.19)  $(0.17)  $(0.24)   $(0.25)
Weighted average number of shares of          17,039   19,652   19,704    19,773
common stock
      Outstanding - basic and diluted

                                             Q1 1999  Q2 1999  Q3 1999   Q4 1999
                                             -------  -------  -------   -------

Total revenues                                 $   4     $  9    $ 119     $ 673
Loss from operations                         (2,544)  (2,173)  (2,236)   (2,420)
Net Loss                                    $(2,918) $(2,473) $(2,543)  $(2,731)
Net loss per share basic and diluted        $ (0.32) $ (0.17)  $(0.17)   $(0.17)
Weighted average number of shares of           9,221   14,830   15,145    15,782
common stock
      Outstanding - basic and diluted



Q.    SUBSEQUENT EVENTS:

      In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. Gambro cited the termination of the Company's supply contract with ARC and other recent business conditions as the reasons for terminating the agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

      On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") executed by the two companies.

      Following approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of certain other conditions, the Company will sell substantially all of its non-cash assets to Whatman. Under the terms of the Purchase Agreement, the consideration to be received by the Company for the Asset Sale (the "Consideration") will consist of
(1) $10 million in cash, which will be paid to the Company at the Closing; (2) an additional payment by Whatman, in cash or common stock of Whatman plc at Whatman's option, which effectively reimburses the Company for its net operating costs and expenses incurred in connection with the Company's business during the period beginning on November 1, 2000 and ending on the Closing Date (the "Reimbursement Portion"), which amount is currently anticipated to be approximately $4 million and is expected to be paid to the Company in the second quarter of 2001; and (3) a royalty of 4% on sales by Whatman, Whatman plc or their affiliates of certain filtration products, including products that utilize the Company's technology, up to a total royalty of $12 million, subject to certain reductions described in the Royalty Agreement, which include the offset of certain potential liabilities associated with the Company's patent litigation with Pall

Corporation that Whatman will assume. Accordingly, the total amount of the Consideration to be paid by Whatman to the Company will be approximately $14 million to $26 million in cash or cash and common stock of Whatman plc.

      Under the terms of the Purchase Agreement, Whatman will assume and be legally responsible for certain liabilities of the Company, and Whatman plc will guarantee Whatman's obligation to pay the Consideration to the Company. In addition, in the event that Whatman elects to pay the approximately $4 million reimbursement portion of the Consideration in shares of Whatman plc's common stock, the Purchase Agreement provides that Whatman plc will guarantee a minimum per share price to the Company of $4.3864 with respect to any share of Whatman plc's common stock resold by the Company within 60 days after such shares are issued to the Company. The Company currently anticipates that any share of Whatman plc's common stock issued to the Company will be resold by the Company within 60 days of the issuance to the Company of such share.

      The Company has the right to terminate the Purchase Agreement under certain circumstances, including if the Board of Directors determines, upon the written opinion of the Company's counsel, that the failure to terminate the Purchase Agreement could be expected to be a breach of, or be inconsistent with, the fiduciary duties of the Board of Directors under applicable law. In the event of termination for the foregoing reason, the Company is required to pay Whatman a fee of $500,000 upon the termination of the Purchase Agreement.

      The obligations of the Company, Whatman and Whatman plc to consummate the Asset Sale are subject to a number of customary conditions, including, among others, approval and adoption of the Purchase Agreement by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote thereon.

      It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated.

      Upon closing of the Purchase Agreement with Whatman, the Company is expected to have approximately $17.5 million in a combination of cash, cash equivalents, marketable securities and Whatman plc stock (based on current cash and marketable securities levels, the Company's expected "burn rate" through closing and the terms of the Purchase Agreement). In that regard, the Company is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following the consummation of the sale of its assets and business to Whatman.

      In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

                                HEMASURE INC.


                                By:    /s/ John F. McGuire, III
                                      ------------------------------------------
                                      John F. McGuire, III
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                     Title                   Date
          ---------                     -----                   ----


/s/ John F. McGuire, III  President, Chief Executive        March 26, 2001
---------------------     Officer and Director (Principal
John F. McGuire, III      Executive Officer)



/s/ James B. Murphy       Senior Vice President, Finance     March 26, 2001
---------------------     and Administration (Principal
James B. Murphy           Financial Officer and Principal
                          Accounting Officer)



/s/ Timothy J. Barberich  Director                           March 26, 2001
---------------------
Timothy J. Barberich



/s/ Justin E. Doheny      Director                           March 26, 2001
------------------------
Justin E. Doheny

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

          10.2(9) 1994 Director Option Plan.

          10.3(1) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

          10.4(6) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

          10.5(4) Employment Agreement between the Company and Dr. Hans
                  Heiniger, dated January 10, 1994.

          10.6(7) Asset Purchase Agreement dated as of May 2, 1996 between the Company, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.

          10.7(8) Restructuring Agreement, dated January 23, 1997, between the Company, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.

   Exhibit No.                            Description
   -----------                            -----------

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

        10.17(10) 1995 Employee Stock Purchase Plan, as amended.

        10.18(11) Revolving  Credit and  Security  Agreement,  dated as of
                  September  15,  1998,  between  the  Company  and  Fleet
                  National Bank.

        10.19(11) Intellectual  Property Security  Agreement,  dated as of
                  September  15,  1998,  between  the  Company  and  Fleet
                  National Bank.

        10.20(11) Promissory Note, dated as of September 15, 1998, made by the Company in favor of Fleet National Bank.

        10.21(11) Amended and Restated Master Strategic Alliance Agreement between the Company and the ARC.

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

        10.24(14) Senior Management Retention Agreement, dated as of
                  December 22, 1998, between the Company and Peter C.
                  Sutcliffe.

        10.25(13) Securities Purchase Agreement, dated as of  March 23,
                  1999, between the Company and Sepracor.

        10.26(14) Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between the Company and COBE.

        10.27(15) Master Purchase Agreement, dated as of July 1, 1999, between the Company and The American National Red Cross.

        10.28(16) Manufacturing and Supply Agreement, dated as of December
                  22, 1999, between the Company and Filtertek Inc.

   Exhibit No.                            Description
   -----------                            -----------

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

        10.33(17) Indemnification Agreement, dated as of July 13, 2000 between the Company and Ahlstrom Technical Specialties LLC.

        10.34 Termination of Supply and Assembly Agreement and Release, dated as of December 8, 2000, by and between the Company and Command.

        10.35 Amendment No. 1 to Manufacturing and Supply Agreement, dated as of September 21, 2000, by and between the Company and Filtertek.

        10.36 Amendment No. 2 to Manufacturing and Supply Agreement, dated as of December 15, 2000, by and between the Company and Filtertek.

        10.37 Termination and Release Agreement, dated as of March 5, 2001, by and between the Company and Gambro.


        21.1(12)  Subsidiaries of the Company.

        23.1      Consent of PricewaterhouseCoopers  LLP


----------------------------------

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

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.