Form 10-K405/A
period 2000-12-31
HEMASURE INC
filed 2001-04-10
CIK 919745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (508) 490-9500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share
                  -------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $6,840,864 on March 2, 2001.

     Number of shares outstanding of the registrant's class of common stock as of March 2, 2001: 19,903,589. Effective with the return of 1,011,692 shares of common stock by Gambro Inc. in connection with the termination and release of the supply and development agreement between the Company and Gambro Inc., there will be 18,891,897 shares outstanding -- See Recent Events --

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PURPOSE OF AMENDMENT

     HemaSure Inc. hereby amends, (i) Item 7 of Part II, (ii) Items 10, 11, 12 and 13 of Part III and (iii) Item 14 of Part IV of its Form 10-K Annual Report for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 26, 2001 (the "10-K").

                                    PART II

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

     In June 1995, the Company received clearance from the United States Food and Drug Administration (the "FDA") for the LeukoNet System, a medical device designed for the removal of contaminating leukocytes from donated blood. Fiscal 1996 was the first full year of commercial sale of its LeukoNet System. In February 1998, the Company determined to discontinue manufacturing the LeukoNet System and focus on the completion of development and market introduction of its next generation red cell filtration product, the r/ LS System.

     In May 1999, the Company received 510(k) clearance from the FDA to market its r/LS System in the United States. In May 1999, the Company completed an amended distribution and development agreement, with Gambro to act as the Company's exclusive distributor of the Company's r/LS System worldwide, except for sales to the ARC. In July 1999, the Company entered into a master purchase agreement with the ARC that provided for the sale of the r/LS System by the Company to the ARC on specified terms. The Company initiated sales of the r/LS System in the United States in the third quarter 1999.

     In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r/LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r/LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r/LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

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

     The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro has had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r/LS product and on the Company's supply contracts with manufacturers of key components to the r/LS. It is uncertain at this time when and if the Company will resume selling the r/LS products to its potential customers, if at all.

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

RESULTS OF CONTINUING OPERATIONS

     Revenues were $3,219,000 in 2000, $805,000 in 1999 and $25,000 in 1998. The
majority of revenues in 2000, 1999 and 1998 were from the sale of the Company's leukoreduction systems. In February 1998, the Company decided to discontinue the manufacture and sale of its former leukoreduction filter, the LeukoNet System. In September of 1999, the Company initiated sales in the United States of its next generation red blood cell leukoreduction system, the r/LS System, which accounts for the increase in revenues in 1999 from those in 1998 and the increase in revenues in 2000 from those in 1999. In 2000, the ARC represented 50% of total revenues and Gambro represented 49% of total revenues. In 1999, the ARC represented 66% of total revenues and Gambro represented 33% of total revenues. In 1998 the ARC represented 53% of total revenues and another customer represented 10% of total revenues.

     In September 2000, the Company was notified that the ARC terminated its supply contract for the r/LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions. In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended the distribution and development agreement. It is uncertain at this time when and if the ARC and other potential customers of the Company will resume the purchase and use of the r/LS System.

     The cost of products sold was $9,095,000 in 2000, $2,408,000 in 1999 and $657,000 in 1998. Total cost of products sold exceeded total product sales in all periods due to the high costs associated with new product manufacturing start up and low volume production. Included in cost of products sold for fiscal 2000 are two charges totaling approximately $2,554,000 for product warranty and inventory write-down. The first of these charges was a provision for product warranty of $630,000. This warranty provision relates to the report to the Company by the ARC of a small number of adverse reactions in patients transfused with blood filtered with the Company's r/LS filter product as described in the Overview above. The second charge was for the write-down of inventories of $1,924,000. The Company's assessment of the future use and value of its existing inventories, following the Company's only two existing customers decision to terminate their Supply Agreements with the Company, determined that a write-down was necessary to state the inventories at the lower of cost or market. The Company incurred additional charges of $1,305,000 to terminate and amend certain key contractual supply agreements, with Filtertek and Command as disclosed in "Liquidity and Capital Resources."

     Research and development expenses were $4,450,000 in 2000, $2,681,000 in 1999 and $3,794,000 in 1998. The increase in 2000 from 1999 is primarily attributable to costs associated with the formulation and design of process alternatives to support the then expected increase in demand for the Company's r/LS System, and the costs associated with investigating and studying potential causes for the transfusion reactions reported by the ARC. The decrease in 1999 from 1998 is primarily attributable to costs associated with the development of the Company's next generation red cell filtration system, the r/LS System, for which a majority of the effort was expended in the 1998 period.

     Legal expenses related to patents were $1,134,000 in 2000, $1,361,000 in 1999 and $3,340,000 in 1998. The expenses in all three periods are primarily related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. In 1998 the Company incurred significant expenses in connection with expert witness and discovery-related activities associated with its outstanding patent litigation with Pall. The decrease in 2000 and 1999 from 1998 is due to a reduction in these costs as well as from cooperation with Gambro BCT in connection with such costs consistent with the Company's distribution and development agreement with Gambro. Due to the termination and release agreement signed with Gambro BCT in March, 2001, there can be no assurance that such costs will remain at the same level in future periods. A substantial increase in such costs could have a material and adverse effect on the Company's financial condition and future business and operations. See "-- Litigation."

     Selling, general and administrative expenses were $4,191,000 in 2000, $3,728,000 in 1999 and $4,201,000 in 1998. The increase in 2000 from 1999 is primarily attributable to higher administrative personnel of $221,000, travel and related costs of $41,000 and general professional services of $207,000 in connection with the Company's expected increasing level of sales of its r/LS System. The decrease in the amount expended in 1999 from 1998 is primarily due to lower general professional services of $319,000 and costs associated with the discontinuation of the Leukonet System.

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

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

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

LITIGATION

     The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the " '572 Patent").

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

     The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the " '321 Patent") and Pall's U.S. Patent No.'s 5,229,012,
5,344,561, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r/LS System and methods of using the r/LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r/LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

     On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r/LS system infringes Pall's U.S. Patent No. 6,086,770 (the " '770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's '770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

     On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a manufacturer of the r/LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

     On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

     On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r/LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

     A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

     The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r/LS System do not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r/LS System if the Company does not prevail in the litigations.

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

     In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r/LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r/LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r/LS System after the completion of these studies. The extended period of time taken to prove product improvements that resolve the reactions was the basis for the termination. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

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

     The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro, has had an adverse impact on both the Company's supply contracts with manufacturers of key components to the r/LS and inventories it had built in anticipation of expected increased demand for the Company's product.

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

     In January 1997, the Company entered into a Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with its acquisition of the plasma pharmaceutical business unit of Novo Nordisk. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note for a net amount, after certain reductions and the forgiveness of a $3,000,000 amount, of $8,687,000. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note initially contested the conversion of the note, however, in March 2001, the holder surrendered the note consistent with the terms of the Restructuring Agreement.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the name, age, business address, present principal occupation or employment and five-year employment history of each director and executive officer and other material insider of the Company. Unless otherwise indicated, the business address of each person listed below is HemaSure Inc., 140 Locke Drive, Marlborough, Massachusetts 01752. Each named person is a citizen of the United States.

  Directors.

     TIMOTHY J. BARBERICH, age 52, has served as Chairman of the Board of Directors since April 1997, as one of the Company's directors since the Company's inception in 1993 and was Chairman of the Board of Directors from 1993 until March 1996. Mr. Barberich was a founder of Sepracor and has served as President, Chief Executive Officer and a director of Sepracor since 1984 and as Chairman of the board of directors of Sepracor since December 1999. As of March 6, 2001, Sepracor owned approximately 23% of the Company's issued and outstanding common stock (approximately 32.0% on a fully diluted basis). Mr. Barberich also serves on the board of directors of BioSphere Inc., a publicly traded subsidiary of Sepracor.

     JOHN F. MCGUIRE, III, age 54, has served as the Company's Chief Executive Officer, President and as one of the Company's directors since April 1997. Prior to that time, Mr. McGuire served as Vice President and General Manager of Johnson & Johnson's Ortho Diagnostic Systems Blood Bank Business Unit since January 1996. From March 1995 to January 1996, Mr. McGuire held the position of Vice President, Sales & Marketing, North America for Johnson & Johnson. From August 1990 to March 1995, Mr. McGuire served as Managing Director of Ortho Diagnostic Systems in the United Kingdom and Belgium for Johnson & Johnson. From September 1988 to August 1990, Mr. McGuire held the position of Marketing Director for the AIDS and Hepatitis Business Unit of Johnson & Johnson. From 1977 to 1988, Mr. McGuire held various management positions at E. I. du Pont de Nemours and Company, the last of which was National Sales Manager, AIDS & Hepatitis Business. Mr. McGuire is a member of the board of trustees of the National Blood Foundation Trust Fund.

     JUSTIN E. DOHENY, age 49, has been one of the Company's directors since April 1998. From November 2000 until February 2001, Mr. Doheny was on the adjunct faculty at Saint Peter's College, Jersey City, New Jersey. Mr. Doheny served as Executive Vice President and Chief Operating Officer of Saint Peter's University Hospital, New Brunswick, New Jersey, from August 1997 until August 2000. From June 1996 to October 1996, Mr. Doheny served as Senior Vice President of Saint Barnabas Health Care System in Livingston, New Jersey. From December 1985 to June 1996, Mr. Doheny was President of Wayne General Hospital, which is located in Wayne, New Jersey. Mr. Doheny currently serves as a consultant on governance issues with the Federation of State Boards of Physical Therapy.

     DAVID S. BARLOW was a member of the Company's Board of Directors from January 1994 until December 31, 2000. Mr. Barlow was Executive Vice President and President, Pharmaceuticals Division of Sepracor from October 1995 to September 1999. From July 1993 to October 1995, Mr. Barlow held the position of Senior Vice President and General Manager of the Pharmaceuticals Division of Sepracor. Mr. Barlow is a member of the board of directors of Enzon Inc.

     EDWARD C. WOOD was a member of the Company's Board of Directors from June 1999 until December 31, 2000. Mr. Wood was President of Gambro BCT from 1991 to April 2000. Mr. Wood is currently a consultant to the Company.

     David Perez, President of Gambro BCT, served as a member of the Board of Directors from April 2000 until October 10, 2000, and Frank Corbin, Vice President of Research and Development of Gambro BCT, served as a member of the Board of Directors from June 1999 until October 10, 2000. See "Certain Relationships and Related Transactions" below.

  Executive Officers.

     Information regarding executive officers of the Company is furnished in
Part I of the 10-K under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation Table. The following table sets forth certain information with respect to the annual and long-term compensation for the last three fiscal years of the Company's President and Chief Executive Officer and the Company's other executive officers (including former executive officers) whose total annual salary and bonus for 2000 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------       ALL
                                       ANNUAL COMPENSATION       OTHER ANNUAL     SECURITIES       OTHER
                                   ---------------------------   COMPENSATION     UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR   SALARY($)   BONUS($)      ($)(1)       OPTIONS/SARS      ($)(3)
---------------------------        ----   ---------   --------   ------------    ------------   ------------
John F. McGuire, III.............  2000   $260,642    $20,000           --                         $1,299
  President and                    1999   $282,000    $20,000      $95,632(2)      100,000         $1,008
  Chief Executive Officer          1998   $216,172         --           --         200,000         $  300
James B. Murphy..................  2000   $160,141    $10,000           --                         $  797
  Senior Vice President            1999   $166,600    $10,000           --          50,000         $  608
  Chief Financial Officer          1998   $140,063         --           --         160,000         $   63
Peter C. Sutcliffe...............  2000   $175,441    $10,000           --              --         $  882
  Vice President and               1999   $176,400    $10,000           --          50,000         $  701
  Chief Operating Officer          1998   $160,125         --           --         200,000         $  125

---------------
(1) Other compensation in the form of perquisites and other personal benefits, securities or property has been omitted if such compensation constituted less than the lesser of $50,000 or 10% of the total salary and bonus for the Named Executive Officer.

(2) Represents relocation expenses.

(3) Represents the taxable portion of group life insurance.

     Option Grant Table. No options were granted during the year ended December 31, 2000 by the Company to the Named Executive Officers.

     Year-End Option Table. The following table sets forth certain information regarding options held as of December 31, 2000 by the Named Executive Officers. No Named Executive Officer exercised stock options in 2000.

                AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                           YEAR-END OPTION/SAR VALUES

                                                                  NUMBER OF
                                                                 SECURITIES
                                                                 UNDERLYING
                                                                 UNEXERCISED      VALUE OF UNEXERCISED
                                                               OPTIONS/SARS AT        IN-THE-MONEY
                                                               FISCAL YEAR-END       OPTIONS/SARS AT
                                                                     (#)          FISCAL YEAR-END($)(1)
                                   SHARES                      ---------------    ---------------------
                                 ACQUIRED ON       VALUE        EXERCISABLE/          EXERCISABLE/
NAME                             EXERCISE(#)    REALIZED($)     UNEXERCISABLE         UNEXERCISABLE
----                             -----------    -----------    ---------------    ---------------------
John F. McGuire................                                420,000/480,000             0/0
James B. Murphy................                                110,000/160,000             0/0
Peter C. Sutcliffe.............                                100,000/150,000             0/0

---------------
(1) Value is based on the closing sales price of the Company's Common Stock on December 29, 2000 ($0.25), the last trading day of the Company's 2000 fiscal year, less the applicable option exercise price.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement, as of April 1, 1997 (the "Employment Agreement"), with John F. McGuire which provides that Mr. McGuire serve as President and Chief Executive Officer of the Company. The Employment Agreement provided for a first year salary of $14,583 per month and an annual bonus of $75,000 to be earned upon the achievement of certain goals as determined by the Board of Directors, and for adjustments thereto in subsequent years, as determined by the Board of Directors or its Compensation Committee. Upon execution of the Employment Agreement, Mr. McGuire received an option to purchase 600,000 shares of Common Stock at an exercise price equal to the "low" bid price for the Common Stock as quoted on the Nasdaq National Market System for the week of April 4, 1997. The options vest in four equal annual installments commencing in 1998. Pursuant to the Employment Agreement, an additional 200,000 incentive stock options were issued to Mr. McGuire in January, 1998. Finally, pursuant to the terms of the Employment Agreement, if Mr. McGuire is terminated other than for cause, he will receive one year's salary plus the bonus payable for the prior year, to be paid monthly over the course of the 12 months following such termination, or until he secures employment in an equivalent role.

     On December 15, 1998, the Company entered into senior management retention Agreements (the "Retention Agreements"), with each of John F. McGuire, James B. Murphy and Peter C. Sutcliffe, (each individually a "Key Employee"), to reinforce and encourage their continued attention and dedication to their duties. Pursuant to the Retention Agreements, in the event a change of control occurs (as defined in the agreements) and the Key Employee (i) is terminated by the Company after the change of control, (ii) remains employed by the Company for 12 months after the change of control or (iii) terminates his employment with the Company for good cause, then the Key Employee is eligible for (i) payment of his full base salary plus all amounts entitled under any compensation plan through the termination date, (ii) severance payments, payable in 24 equal monthly installments equal to 200% (except for Mr. McGuire who shall receive 300%), of the higher of his annual base salary immediately prior to the date of termination or his base salary in effect immediately prior to the change of control and (iii) life, disability, dental, accident and group health insurance benefits for a period of 36 months after such termination. The Retention Agreements are automatically renewed each year unless written notice of termination is delivered by October 30th of any given year.

     Upon the closing of the Asset Sale, the Company will enter into new employment agreements with each of Messrs. McGuire, Murphy and Sutcliffe, which will supercede, terminate and cancel the Senior

Management Retention Agreements and the prior employment agreement between the Company and Mr. McGuire. Pursuant to the new employment agreements, Messrs. McGuire, Murphy and Sutcliffe will continue to provide part-time services to the Company following the consummation of the Asset Sale to assist with the transition of the Company's business. The term of employment under each of these new employment agreements shall commence upon the consummation of the Asset Sale and shall terminate upon the earlier of (i) 90 days after a merger or consolidation of the Company, (ii) a liquidation or dissolution of the Company, or (iii) 18 months. Upon the execution of these new employment agreements, the Company will make lump sum payments to Messrs. McGuire, Murphy and Sutcliffe in the amounts of $225,000, $135,000 and $146,250, respectively, and will pay them an aggregate salary of $75,000, $45,000 and $48,750, respectively, over the term of their employment. The amounts and the timing of these payments, which are being made as an inducement to each of Messrs. McGuire, Murphy and Sutcliffe to offer their part-time services to the Company following the consummation of the Asset Sale and to forego their respective rights under the Senior Management Retention Agreements, were negotiated by and between the management employees and Edward C. Wood, an outside consultant to the Company and advisor to the Board of Directors. Under the terms of the new employment agreements, all vested and unexercised options held by any of Messrs. McGuire, Murphy and Sutcliffe will terminate within 90 days following the termination of such person's employment with the Company.

COMPENSATION FOR DIRECTORS

     Directors who are neither officers nor employees of the Company or of any subsidiary of the Company (the "Outside Directors") receive $1,000 for each meeting of the Board they attend and are entitled to participate in the Company's 1994 Director Stock Option Plan, as amended (the "Director Option Plan"), provided that Mr. Barberich does not receive compensation for attendance at meetings of the Board. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors. On January 5, 1994, options to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $2.00 per share were granted under the Director Option Plan to the following directors: Mr. Barberich, 45,000 shares, and Mr. Barlow, Mr. Stutz, and two former members of the Board (Messrs. Tullis and Kimbell) 7,500 shares each. On May 17, 1995, options to purchase 1,500 shares of Common Stock at an exercise price of $5.50 per share were granted under the Director Option Plan to the following directors: Mr. Barberich, Mr. Barlow, Mr. Stutz and two former members of the Board (Messrs. Tullis and Kimbell). On February 15, 1996, options to purchase 18,750 shares of Common Stock at an exercise price of $12.375 per share were granted under the 1994 Stock Option Plan to Mr. Barberich. On May 16, 1996, options to purchase an aggregate of 39,000 shares of Common Stock at an exercise price of $16.25 per share were granted under the Director Option Plan to the following directors: Mr. Barberich, Mr. Barlow, Mr. Kimbell, and Mr. Stutz, 9,750 shares each. On May 16, 1997, options to purchase an aggregate of 12,000 shares of Common Stock at an exercise price of $1.75 per share were granted under the Director Option Plan to the following directors: Mr. Barberich, Mr. Barlow, Mr. Kimbell and Mr. Stutz, 3,000 shares each. On January 22, 1998, options to purchase an aggregate of 162,000 shares of Common Stock, at an exercise price of $0.625, were granted under the 1994 Stock Option Plan to the following directors: Mr. Barberich, 75,000 shares, and Messrs. Barlow and Stutz, 43,500 shares each. On May 26, 1998, options to purchase an aggregate of 16,500 shares of Common Stock at an exercise price of $1.50 per share were granted under the Director Option Plan to the following directors: Mr. Barberich, Mr. Barlow, and Mr. Stutz 3,000 shares each and Mr. Doheny, 7,500 shares. On June 10, 1999, options to purchase an aggregate of 27,000 shares of common stock at an exercise price of $4.875 per share were granted under the 1994 Director Stock Option Plan to the following directors: Mr. Barberich, Mr. Barlow, Mr. Doheny and Mr. Stutz, 3,000 shares each, and Mr. Corbin and Mr. Wood, 7,500 shares each. On June 7, 2000, options to purchase an aggregate of 18,000 shares of common stock at an exercise price of $5.50 per share were granted under the 1994 Director stock Option Plan to the following directors: Mr. Barberich, Mr. Barlow, Mr. Doheny, Mr. Perez, Mr. Corbin and Mr. Wood.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Board members who served on the compensation Committee during fiscal year 2000 are Mr. Barberich, Mr. Doheny and Mr. Wood. Neither Mr. Barberich, Mr. Doheny nor Mr. Wood were at any time during 2000, or formerly, an officer or employee of the Company or any subsidiary of the Company. Mr. Doheny does not have any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Barberich is President and Chief Executive Officer of Sepracor. Mr. Woods was President of Gambro BCT from 1991 to April 2000. Please see "Certain Relationships and Related Transactions" below for disclosure regarding Mr. Barberich and Mr. Wood's relationship with the Company.

     No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the following table is furnished as of March 6, 2001, with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities. In addition, this table includes the outstanding voting securities beneficially owned by each of the executive officers and directors of the Company and the number of shares owned by the executive officers and directors as a group.

     The number of shares of common stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, or SEC. This information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and also any shares which that person has the right to acquire within 60 days after March 6, 2001 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such persons of beneficial ownership of those shares. Unless otherwise specified, the address for each person below is c/o HemaSure Inc., 140 Locke Drive, Marlborough, Massachusetts 01752.

                                                      SHARES OF COMMON STOCK    PERCENTAGE OF COMMON
NAME AND ADDRESS                                        BENEFICIALLY OWNED       STOCK OUTSTANDING
----------------                                      ----------------------    --------------------
Sepracor Inc.
  111 Locke Drive
  Marlborough, MA 01752.............................        6,700,334(1)                31.5%(1)
Gambro Inc.
  10811 West Collins Avenue
  Lakewood, CO 80215-4498...........................        5,165,343                   27.3%
Timothy J. Barberich(2).............................          167,750(2)                   *
Justin E. Doheny(3).................................            5,200(3)                   *
John F. McGuire, III(4).............................          650,000(4)                 3.3%
James B. Murphy(5)..................................          140,090(5)                   *
Peter C. Sutcliffe(6)...............................          137,078(6)                   *
David S. Barlow(7)..................................           51,000(7)                   *
Edward C. Wood(8)...................................            1,500(8)                   *
All directors and executive officers as a group
  (five persons)(9).................................        1,100,118(9)                 5.5%(9)

---------------
 *  Represents holdings of less than one percent.

(1) Includes 2,367,000 shares of common stock which Sepracor has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding warrants.

(2) Mr. Barberich is the President and Chief Executive Officer of Sepracor. Includes 138,750 shares of common stock which Mr. Barberich has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding stock options. Does not include 23,250 shares that will vest upon consummation of the Asset Sale.

(3) Includes 4,500 shares of common stock which Mr. Doheny has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding options. Does not include 84,000 shares that will vest upon consummation of the Asset Sale.

(4) Includes 620,000 shares of common stock which Mr. McGuire has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding options. Does not include 280,000 shares that will vest upon consummation of the Asset Sale.

(5) Includes 140,000 shares of common stock which Mr. Murphy has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding options. Does not include 130,000 shares that will vest upon consummation of the Asset Sale.

(6) Includes 125,000 shares of common stock which Mr. Sutcliffe has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding options. Does not include 125,000 shares that will vest upon consummation of the Asset Sale.

(7) Mr. Barlow was a member of the Board of Directors until December 31, 2000. Includes 48,000 shares of common stock which Mr. Barlow has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding stock options.

(8) Mr. Wood was the President of Gambro BCT until April 2000 and a member of the Board of Directors until December 31, 2000. Includes 1,500 shares of common stock which Mr. Wood has the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding stock options. Does not include 75,000 shares that will vest upon consummation of the Asset Sale.

(9) Includes an aggregate of 1,028,250 shares of common stock which executive officers and directors have the right to acquire within 60 days after March 6, 2001 upon exercise of outstanding stock options. Does not include any voting securities of the Company held by Mr. Barlow or Mr. Wood.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SEPRACOR

     The Company was organized in December 1993 as a subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares of the Company's common stock. As of March 6, 2001, Sepracor owned approximately 23% of the Company's issued and outstanding common stock (32.0% on a fully diluted basis). Mr. Barberich, one of the Company's directors, is President and Chief Executive Officer of Sepracor. Until September 1999, David S. Barlow, one of the Company's directors from its inception until December 31, 2000, was Executive Vice President and President, Pharmaceuticals Division of Sepracor.

     In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. Sepracor, the Company's largest stockholder, had guaranteed to repay amounts borrowed under the line of credit (all of which was repaid by the Company as of September 2000). In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of the Company's common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them.

     On March 23, 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 1,333,334 shares of the Company's common stock and warrants to purchase an additional 667,000 shares of the Company's common stock at $1.50 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. The Company may require Sepracor to exercise these warrants under certain circumstances as described in the warrant agreement.

GAMBRO INC.

     On May 3, 1999, the Company completed a private placement financing with Gambro Inc. The stock subscription agreement, which the Company entered into with Gambro Inc. in connection with the Company's financing in May 1999, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's common stock. The stock subscription agreement also provided Gambro Inc. with an option to purchase additional shares of the Company's common stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of common stock to be based upon the market price of the Company's common stock. In October 1999, Gambro Inc. exercised this option in full. In connection with the exercise of this option, Gambro Inc. purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflected the average price of the Company's common stock in the 30 days prior to the exercise date of October 5, 1999. As of March 6, 2001, Gambro owned approximately 27.0% of the Company's issued and outstanding common stock. The stockholders' agreement, which the Company entered into with Gambro Inc. in connection with the Company's financing in May 1999, provides that Gambro Inc. will have representation on the Company's Board of Directors of up to two directors and the Company's representative committees and contains, among other things, various registration rights and anti-dilution and standstill provisions. Subject to certain terms and conditions, the anti-dilution provisions prohibit the Company from selling or issuing common stock or securities convertible into common stock in any offering to a third party without offering Gambro Inc. the opportunity to purchase at the same price and terms that number of securities necessary for Gambro Inc. to maintain its beneficial ownership of the Company's outstanding common stock. Furthermore, in an offering or in certain other limited situations, the Company must provide Gambro Inc. with notice of the Company's intention to sell as well as a right to negotiate with the Company first for the purchase of the Company's securities. Gambro Inc. agrees to certain restrictions on its ability to sell the Company's common stock owned by it and its permitted transferees. Gambro Inc. also agrees to refrain from acquiring beneficial ownership of additional equity or debt securities of the Company, engaging in certain proxy solicitation activities, seeking to control the Company's management, policies or affairs and taking certain actions relating to business combinations and similar transactions without prior approval of the Company's Board of Directors. Gambro Inc. purchased 1,178,680 shares of the Company's common stock in the Company's March 2000 offering. Gambro Inc. agreed to waive its registration rights in connection with the registration statement filed by the Company in connection with that offering.

     In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro Inc. to act as the Company's exclusive distributor of the Company's r/LS System worldwide, except for sales to the American Red Cross. Furthermore, this agreement provides that Gambro Inc. may (upon mutual agreement by the Company and Gambro Inc.) distribute additional future products developed by the Company that filter blood and its components. Gambro Inc. markets and sells blood component apheresis equipment to the blood center market. The agreement with Gambro Inc. contemplates the development by the Company of an OEM filter for use with Gambro Inc.'s Trima(R) Automated Blood Collection System. The distribution agreement also provides that Gambro will pay the costs and expenses associated with the defense of intellectual property claims made against the Company and Gambro by Pall Corporation. The distribution agreement provides for a five year term that expires in June 2004, subject to automatic three year renewals unless the agreement is previously terminated.

     In November 2000, the Company was notified by Gambro BCT of its purported termination of the distribution agreement. Gambro cited the American Red Cross's termination of its supply contract with the Company and other recent business conditions as the central rationale for its purported termination. The Company believes that Gambro BCT's rationale is contrary to the terms of the distribution agreement and, pursuant to the distribution agreement, the Company initiated a mediation action to challenge the termination. The Company and Gambro are currently negotiating the terms of a termination and release agreement, pursuant to which the distribution agreement will be terminated and the Company and Gambro will release each other from any and all claims that either party may have against the other, with certain exceptions to be described in the termination and release agreement.

     David Perez, a member of the Board of Directors from April 2000 until October 10, 2000, and Frank Corbin, a member of the Board of Directors from June 1999 until October 10, 2000, are President of Gambro BCT, a division of Gambro Inc., and Vice President of Research and Development of Gambro BCT, respectively. Edward C. Woods, a member of the Board of Directors from June 1999 until December 2000 was President of Gambro BCT from 1991 to April 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a(1)   Financial Statements
           HemaSure Inc. Consolidated Financial Statements as of
           December 31, 2000 and for each of the three years in the period ended December 31, 2000. See pages F-1 through F-7, which are included herein.

    a(2)   Financial Statement Schedules
           All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or the notes thereto.

    a(3)   Exhibits
           The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual
           Report on Form 10-K.

     (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

     The following trademarks are mentioned in this Annual Report on Form 10-K:
HemaSure r/LS and LeukoNet.

                                 HEMASURE INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets at December 31, 2000 and 1999...  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2000, 1999 and 1998......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2001

                                 HEMASURE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                   VALUE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents (Note B)........................   $   3,215      $  5,243
  Marketable securities (Note B)............................       5,463            --
  Accounts receivable (Note C)..............................         121           443
  Inventories (Note D)......................................       2,285           806
  Deferred financing costs (Note H).........................          --           725
  Prepaid expenses and other current assets.................         184           276
                                                               ---------      --------
          Total current assets..............................      11,268         7,493
Property and equipment, net (Note E)........................       1,850         1,547
Other assets................................................          40            50
                                                               ---------      --------
          Total assets......................................   $  13,158      $  9,090
                                                               =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $     611      $  1,199
  Accrued expenses (Note F).................................       1,389         1,520
  Current portion of notes payable (Note H).................          34         5,030
  Current portion of capital lease obligations (Note G).....          --            71
                                                               ---------      --------
          Total current liabilities.........................       2,034         7,820
Notes payable (Note H)......................................           9            43
          Total liabilities.................................       2,043         7,863
                                                               =========      ========
Commitments and contingencies (Notes F and G)
Stockholders' equity (Notes J and K):
  Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued or outstanding
  Common stock, $0.01 par value, 35,000 shares authorized,
     19,904 and 15,823 shares issued and outstanding at
     December 31, 2000 and December 31, 1999 respectively...         199           158
  Additional paid-in capital................................     112,311        86,241
  Accumulated deficit.......................................    (101,395)      (85,172)
                                                               ---------      --------
          Total stockholders' equity........................      11,115         1,227
                                                               ---------      --------
          Total liabilities and stockholders' equity........   $  13,158      $  9,090
                                                               =========      ========

    The accompanying notes are an integral part of the financial statements.

                                 HEMASURE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2000           1999           1998
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue....................................................   $  3,219       $    805       $     25
Costs and expenses:
  Cost of products sold....................................      9,095          2,408            657
  Research and development.................................      4,450          2,681          3,794
  Legal expense related to patents.........................      1,134          1,361          3,340
  Selling, general and administrative......................      4,191          3,728          4,201
  Other operating..........................................        425             --             --
                                                              --------       --------       --------
          Total costs and expenses.........................     19,295         10,178         11,992
                                                              --------       --------       --------
Loss from operations.......................................    (16,076)        (9,373)       (11,967)
Other income (expense):
  Interest income..........................................        935            201            169
  Interest expense.........................................     (1,056)        (1,493)          (372)
  Other expense............................................        (26)            --             --
                                                              --------       --------       --------
Net loss...................................................   $(16,223)      $(10,665)      $(12,170)
                                                              ========       ========       ========
Net loss per share -- basic and diluted:...................   $  (0.85)      $  (0.77)      $  (1.35)
                                                              ========       ========       ========
Weighted average number of shares of common stock
  Outstanding -- basic and diluted.........................     19,046         13,766          9,025

    The accompanying notes are an integral part of the financial statements.

                                 HEMASURE INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                                TOTAL
                                         COMMON STOCK     ADDITIONAL                                        STOCKHOLDERS'
                                        ---------------    PAID-IN       UNEARNED             ACCUMULATED      EQUITY
                                        SHARES   AMOUNT    CAPITAL     COMPENSATION   OTHER     DEFICIT       (DEFICIT)
                                        ------   ------   ----------   ------------   -----   -----------   -------------
                                                                         (IN THOUSANDS)
Balance at December 31, 1997..........   8,164    $ 82     $ 60,878        $(89)      $ (1)    $ (62,337)     $ (1,467)
Issuance of common stock to employees
  under stock plans...................      97       1           89                                                 90
Issuance of common stock for debt.....     827       8        8,679                                              8,687
Issuance of warrants..................                        1,938                                              1,938
Unearned compensation amortization....                                       89                                     89
Other.................................                                                   1                           1
Net loss..............................                                                           (12,170)      (12,170)
                                        ------    ----     --------        ----       ----     ---------      --------
Balance at December 31, 1998..........   9,088      91       71,584          --         --       (74,507)       (2,832)
Issuance of common stock to employees
  under stock plans...................     404       4          813                                                817
Issuance of common stock in private
  placements, net of issuance costs of
  $93.................................   6,331      63       13,844                                             13,907
Net loss..............................                                                           (10,665)      (10,665)
                                        ------    ----     --------        ----       ----     ---------      --------
Balance at December 31, 1999..........  15,823     158       86,241          --         --       (85,172)        1,227
Issuance of common stock to employees
  under stock plans...................     351       4          316                                                320
Issuance of common stock in private
  placements, net of issuance costs of
  $2,184..............................   3,730      37       25,754                                             25,791
Net loss..............................                                                           (16,223)      (16,223)
                                        ------    ----     --------        ----       ----     ---------      --------
Balance at December 31, 2000..........  19,904    $199     $112,311        $ --       $ --     $(101,395)     $ 11,115
                                        ======    ====     ========        ====       ====     =========      ========

    The accompanying notes are an integral part of the financial statements.

                                 HEMASURE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................  $(16,223)   $(10,665)   $(12,170)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Financing costs related to warrants...................       725       1,024         189
     Write-down of fixed assets............................       425          --          --
     Depreciation and amortization.........................       636         475         479
     Accretion of marketable securities discount...........       (61)         --          20
     Loss on disposal of equipment.........................        56          --           5
     Write-down in inventories.............................     1,944          --          --
  Changes in operating assets and liabilities:
     Accounts receivable...................................       322        (443)        436
     Inventories...........................................    (3,423)       (600)        (48)
     Prepaid expenses and other current assets.............        92          50          21
     Accounts payable......................................      (588)       (343)        666
     Accrued expenses......................................      (131)        (29)       (297)
     Other assets..........................................        10          (8)        (10)
                                                             --------    --------    --------
  Net cash used in operating activities....................   (16,216)    (10,539)    (10,709)
                                                             --------    --------    --------
  Cash flows from investing activities:
     Purchases of marketable securities....................   (31,402)         --     (20,255)
     Maturities of marketable securities...................    26,000          --      27,117
     Unrealized holding loss of available for sale
       marketable securities...............................        --          --           1
     Additions to property and equipment...................    (1,420)       (517)       (422)
                                                             --------    --------    --------
  Net cash provided by (used in) investing activities......    (6,822)       (517)      6,441
                                                             --------    --------    --------
  Cash flows from financing activities:
     Net proceeds from issuance of common stock............    26,111      14,724          90
     Borrowing from notes payable arrangements.............        --          --       5,000
     Repayment of notes payable............................    (5,030)        (27)         (9)
     Repayments of capital lease obligations...............       (71)       (225)       (260)
                                                             --------    --------    --------
  Net cash provided by financing activities................    21,010      14,472       4,821
                                                             --------    --------    --------
  Net (decrease) increase in cash and cash equivalents.....    (2,028)      3,416         553
  Cash and cash equivalents at beginning of period.........     5,243       1,827       1,274
                                                             --------    --------    --------
  Cash and cash equivalents at end of period...............  $  3,215    $  5,243    $  1,827
                                                             ========    ========    ========
  Supplemental schedule of cash flow information:
     Cash paid during the year for interest................  $    372    $    453    $    503
  Noncash investing and financing activities:
     Common stock issued for convertible subordinated
       note................................................  $     --    $     --    $  8,687
     Value of warrants issued for guaranteed line of
       credit..............................................  $     --    $     --    $  1,938

    The accompanying notes are an integral part of the financial statements.

                                 HEMASURE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY:

NATURE OF THE BUSINESS

     HemaSure Inc. (the "Company") is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's current blood filtration product ("r/LS System") is designed for use by blood centers and hospital blood banks worldwide.

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

     The Company initiated sales of the r/LS System in the United States in the third quarter 1999. In April 2000, the Company was notified that the American Red Cross ("ARC"), the Company's largest customer, was suspending use of the Company's r/LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r/LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r/LS System based on the extended period of time taken to prove product improvements resolved these reactions. In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended their exclusive distribution rights of the r/LS.

     The Company is subject to risks common to companies in the medical technology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and similar foreign regulatory authorities and agencies.

     Since its inception, the Company has suffered recurring losses from operations and, as of December 31, 2000, had an accumulated deficit of $101.4 million. Other than the Company's r/LS System, all of its planned blood-related products are in the research and development stage, and certain of these products that may require pre-clinical and clinical testing prior to submission of any regulatory application for commercial use.

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

                                 HEMASURE INC.

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

                                 HEMASURE INC.

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

                                 HEMASURE INC.

REVENUE RECOGNITION

     Revenues from product sales are recognized as defined by Generally Accepted Accounting Principles in accordance with SEC Staff Accounting Bulletin No. 101, when persuasive evidence of the arrangement exist, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue from product sales is recognized either when the goods are shipped and title and risk of loss have transferred to the customer, or in instances where title and risk of loss does not transfer to the customer upon shipment, the Company recognizes revenue upon delivery. The Company accrues for estimated warranty costs and other allowances when revenue is recognized based on its experience.

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

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of

                                 HEMASURE INC.

financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

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

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

D. INVENTORIES:

     Inventories consist of the following at December 31:

                                                               2000     1999
                                                              ------    ----
                                                              (IN THOUSANDS)
Raw materials...............................................  $2,200    $393
Work in Progress............................................      78     401
Finished goods..............................................       7      12
                                                              ------    ----
                                                              $2,285    $806
                                                              ======    ====

                                 HEMASURE INC.

E. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Laboratory and manufacturing equipment......................  $ 1,430    $ 1,835
Leased laboratory and manufacturing equipment...............       --        149
Office equipment............................................      704        858
Leasehold improvements......................................      858        772
                                                              -------    -------
                                                                2,992      3,614
Accumulated depreciation and amortization...................   (1,759)    (2,324)
                                                              -------    -------
                                                                1,233      1,290
Construction in progress....................................      617        257
                                                              -------    -------
                                                              $ 1,850    $ 1,547
                                                              =======    =======

     Depreciation and amortization expense was $636,000, $475,000 and $391,000, in 2000, 1999 and 1998, respectively. In 2000, the Company recorded to other operating expense a $425,000 charge related to the fixed asset write-down of two production units to their net scrap value, as they will no longer be used in the manufacturing process.

     Accumulated amortization of assets under lease was $106,000 for the period ended December 31, 1999.

F. ACCRUED EXPENSES AND COMMITMENTS AND CONTINGENCIES:

     Accrued expenses consist of the following at December 31:

                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Employee Compensation.......................................  $   91    $  189
Professional fees...........................................     428       155
Interest on notes payable...................................      --        41
Customer refunds............................................     664       175
Services....................................................      12       678
Miscellaneous...............................................     194       282
                                                              ------    ------
                                                              $1,389    $1,520
                                                              ======    ======

     In the event of a termination of the Purchase Agreement with Whatman, the Company is required to pay Whatman a fee of $500,000.

     In January 1997, the Company entered into a Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with its acquisition of the plasma pharmaceutical business unit of Novo Nordisk. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note for a net amount, after certain reductions and the forgiveness of a $3,000,000 amount, of $8,687,000. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $10.50 per share, or 827,375 shares. The holder of the note initially contested the conversion of the note, however, in March 2001, the holder surrendered the note consistent with the terms of the Restructuring Agreement.

                                 HEMASURE INC.

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

     Future minimum payments under all noncancelable leases in effect at December 31, 2000 are as follows:

                                                           OPERATING
YEAR                                                         LEASES
----                                                       ---------
                                                         (IN THOUSANDS)
2001...................................................       $295
2002...................................................        306
2003...................................................        306
2004...................................................         26
2005 and thereafter....................................         --
                                                              ----
Total minimum lease payments...........................       $933
                                                              ====

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

                                 HEMASURE INC.

H. NOTES PAYABLE:

     Notes payable consist of the following at December 31:

                                                       2000     1999
                                                       ----    ------
                                                       (IN THOUSANDS)
Leasehold improvements financing.....................  $43     $   73
Revolving line of credit.............................   --      5,000
                                                       ---     ------
                                                        43      5,073
Less current portion.................................   34      5,030
                                                       ---     ------
                                                       $ 9     $   43
                                                       ===     ======

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

I. SEGMENT INFORMATION:

     The Company operates exclusively in the blood filtration business, which the Company considers to be one business segment.

     Revenue from significant customers are as follows:

YEAR ENDED DECEMBER 31:                                       2000    1999    1998
-----------------------                                       ----    ----    ----
American Red Cross..........................................   50%     66%     53%
Gambro, Inc.................................................   49%     33%     --
Other.......................................................   --      --      10%

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

                                 HEMASURE INC.

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

                                 HEMASURE INC.

     A summary of the Company's stock option activity for the years ended December 31 follows:

                                                              NUMBER OF OPTIONS    WEIGHTED AVERAGE
                                                               (IN THOUSANDS)       EXERCISE PRICE
                                                              -----------------    ----------------
Outstanding at December 31, 1997............................        2,019               $3.25
Granted.....................................................        2,029               $0.72
Exercised...................................................           --                  --
Terminated..................................................       (1,534)              $3.06
                                                                   ------               -----

Outstanding at December 31, 1998............................        2,514               $1.31
Granted.....................................................          302               $5.27
Exercised...................................................         (363)              $2.02
Terminated..................................................          (63)              $0.94
                                                                   ------               -----

Outstanding at December 31, 1999............................        2,390               $1.72
Granted.....................................................          357               $4.62
Exercised...................................................         (110)              $1.45
Terminated..................................................          (84)              $5.22
                                                                   ------               -----

Outstanding at December 31, 2000............................        2,553               $2.03
                                                                   ======               =====

     The following table summarizes the status of the Company's stock options at December 31, 2000:

                           OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
--------------------------------------------------------------------------    --------------------------------------
                                                                WEIGHTED                      NUMBER
                                                 NUMBER          AVERAGE      WEIGHTED     EXERCISABLE      WEIGHTED
                                             OUTSTANDING AS     REMAINING     AVERAGE         AS OF         AVERAGE
                                              OF 12/31/00      CONTRACTUAL    EXERCISE       12/31/00       EXERCISE
         RANGE OF EXERCISE PRICES            (IN THOUSANDS)       LIFE         PRICE      (IN THOUSANDS)     PRICE
         ------------------------            --------------    -----------    --------    --------------    --------
$  .63 -- $  .94...........................      1,490             7.1         $  .64            727         $  .64
$ 1.25 -- $ 1.75...........................        288             7.5         $ 1.27            118         $ 1.29
$ 2.00 -- $ 2.12...........................        157             5.1         $ 2.04            107         $ 2.00
$ 3.22 -- $ 4.88...........................         57             6.7         $ 3.77             38         $ 3.75
$ 5.00 -- $ 5.94...........................        523             9.0         $ 5.30             53         $ 5.60
$12.38 -- $16.25...........................         38             5.3         $14.35             34         $14.57
                                                 -----             ---         ------         ------         ------
                                                 2,553             7.4         $ 2.03          1,077         $ 1.65

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

     In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an aggregate of 500,000 shares of common stock may be purchased by employees at 85% of market value on the first or last day of each six-month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to

                                 HEMASURE INC.

certain limitations. Options were exercised to purchase 240,117 shares for a total of $159,000 during the year ended December 31, 2000 and 41,071 shares for a total of $117,000 during the year ended December 31, 1999. At December 31, 2000, 51,280 shares of common stock were reserved for future issuance under the plan.

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

                                                                2000           1999           1998
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS; EXCEPT PER SHARE AMOUNTS)
Net loss -- as reported....................................   $(16,223)      $(10,665)      $(12,170)
Net loss -- pro forma......................................   $(17,062)      $(11,274)      $(12,610)
Net loss per share -- as reported -- basic and diluted.....   $  (0.85)      $  (0.77)      $  (1.35)
Net loss per share -- pro forma -- basic and diluted.......   $  (0.90)      $  (0.82)      $  (1.40)

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

L. INCOME TAXES:

     The components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred taxes:
  Net operating loss carryforwards..........................  $ 35,747    $ 31,315
  Research and development expense capitalization...........     5,180       4,392
  Tax credit carryforwards..................................     1,632       1,235
  Inventory reserves........................................       803          20
  Deferred compensation.....................................       285         285
  Accrued charges not paid..................................       527         512
  Other.....................................................        --           7
  Property and equipment....................................       214           1
                                                              --------    --------
                                                                44,388      37,767
Valuation allowance.........................................   (44,388)    (37,767)
                                                              --------    --------
Net deferred taxes..........................................  $     --    $     --
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

                                 HEMASURE INC.

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

M. AGREEMENTS:

     In January 2000, the Company entered into a non-exclusive agreement with Command Medical Products, Inc. ("Command"), to (i) act as its manufacturer and supplier of dry bags used in its r/LS System and (ii) assemble the filters used in its r/LS System, subject to certain terms and conditions. In December 2000, the Company agreed to pay Command $600,000 in connection with the termination of its supply and assembly agreement and release.

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

     In July 1999, the Company entered into a master purchase agreement with the ARC that provides for the sale of the r/LS System by the Company to the ARC on specified terms. In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r/LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r/LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r/LS System based on the extended period of time taken to prove product improvements resolved these reactions. The Company and the American Red Cross are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

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

     In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro to act as the Company's exclusive distributor of the Company's r/LS System worldwide, except for sales to the ARC. In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended the distribution and development agreement. In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

                                 HEMASURE INC.

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

                                 HEMASURE INC.

O. LITIGATION:

     The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the " '572 Patent").

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

     The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the '572 Patent, Pall's U.S. Patent No. 5,451,321 (the "321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r/LS System and methods of using the r/LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r/LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

     On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro BCT, Inc. and Gambro AB alleging that the Company's r/LS system infringes Pall's U.S. Patent No. 6,086,770 (the "770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro BCT, Inc. and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's '770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

     On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a manufacturer of the r/LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

     On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

                                 HEMASURE INC.

     On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r/LS System infringes Pall's '572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

     A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the '321 Patent and Pall has not appealed that decision.

     The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r/LS System do not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's financial condition and future business and operations, including the possibility of significant damages in the litigations and an injunction against the sale of the r/LS System if the Company does not prevail in the litigations.

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                      Q1 2000    Q2 2000    Q3 2000    Q4 2000
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
Total revenues......................................  $ 1,816    $   643    $   288    $   472
Loss from operations................................   (3,091)    (3,293)    (4,735)    (4,957)
Net Loss............................................  $(3,319)   $(3,346)   $(4,709)   $(4,849)
Net loss per share basic and diluted................  $ (0.19)   $ (0.17)   $ (0.24)   $ (0.25)
Weighted average number of shares of common stock
  Outstanding -- basic and diluted..................   17,039     19,652     19,704     19,773

                                                      Q1 1999    Q2 1999    Q3 1999    Q4 1999
                                                      -------    -------    -------    -------
Total revenues......................................  $     4    $     9    $   119    $   673
Loss from operations................................   (2,544)    (2,173)    (2,236)    (2,420)
Net Loss............................................  $(2,918)   $(2,473)   $(2,543)   $(2,731)
Net loss per share basic and diluted................  $ (0.32)   $ (0.17)   $ (0.17)   $ (0.17)
Weighted average number of shares of common stock
  Outstanding -- basic and diluted..................    9,221     14,830     15,145     15,782

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

                                 HEMASURE INC.

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

                                 HEMASURE INC.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April, 2001.

                                          HEMASURE INC.

                                          By: /s/ JOHN F. MCGUIRE, III
                                            ------------------------------------
                                            John F. McGuire, III
                                            President and Chief Executive
                                              Officer

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
  2.1 (6)    Heads of Agreement, dated as of January 31, 1996, between
             the Company and Novo Nordisk A/S.
  3.1 (1)    Certificate of Incorporation of the Company.
  3.2 (1)    By-Laws of the Company.
  4.1 (1)    Specimen Certificate for shares of Common Stock, $.01 par
             value, of the Company.
  4.2 (9)    Registration Rights Agreement, dated January 23, 1997, by
             and among the Company and Novo Nordisk A/S
  4.3 (10)   Registration Rights Agreement, dated as of September 15,
             1998, between the Company and Sepracor.
  4.4 (11)   Warrant Agreement, dated as of September 15, 1998, between the Company and Sepracor.
  4.5 (11)   Warrant Certificate, dated as of September 15, 1998, between the Company and Sepracor.
  4.6 (13)   Registration Rights Agreement, dated as of March 23, 1999, between the Company and Sepracor.
  4.7 (13)   Warrant Agreement, dated as of March 23, 1999, between the
             Company and Sepracor.
  4.8 (13)   Warrant Certificate, dated as of March 23, 1999, between the
             Company and Sepracor.
  4.9 (14)   Stock Subscription Agreement, dated as of May 3, 1999,
             between the Company and COBE.
  4.10(14)   Stockholder's Agreement, dated as of May 3, 1999, between
             the Company and COBE.
 10.1 (9)    1994 Stock Option Plan, as amended.
 10.2 (9)    1994 Director Option Plan.
 10.3 (1)    Form of Technology Transfer and License Agreement between
             the Company and Sepracor Inc.
 10.4 (6)    Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro
             Development Trust.
 10.5 (4)    Employment Agreement between the Company and Dr. Hans
             Heiniger, dated January 10, 1994.
 10.6 (7)    Asset Purchase Agreement dated as of May 2, 1996 between the
             Company, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.
 10.7 (8)    Restructuring Agreement, dated January 23, 1997, between the
             Company, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.
 10.8 (9)    Convertible Subordinated Note Due December 31, 2001 in the
             amount of U.S. $11,721,989, issued by the Company to Novo
             Nordisk A/S, dated January 23, 1997.
 10.9 (9)    Amendment to the Company's 1994 Director Option Plan, dated
             June 25, 1996.
 10.10(9)    Amendment to the Company's 1994 Director Option Plan,
             effective as of May 16, 1996.
 10.11(9)    Amendment to the Company's 1994 Stock Option Plan, dated
             June 25, 1996.
 10.12(9)    Amendment to the Company's 1994 Stock Option Plan, effective as of May 16, 1996.
 10.13(9)    Sublease Agreement, between the Company and Novo Nordisk
             A/S, dated May 2, 1996, for the Premises (Denmark), as
             amended.
 10.14(9)    Sublease Agreement between the Company and Novo Nordisk A/S, dated May 2, 1996, for the Warehouse (Denmark), as amended.
 10.15(12)   Employment Agreement between the Company and John F.
             McGuire, dated April 1, 1997.
 10.16(12)   Settlement Agreement, dated September 1997, by and among the
             Company, HemaSure AB, HemaPharm Inc., Pharmacia & Upjohn
             Inc. and Pharmacia & Upjohn AB.
 10.17(10)   1995 Employee Stock Purchase Plan, as amended.
 10.18(11)   Revolving Credit and Security Agreement, dated as of
             September 15, 1998, between the Company and Fleet National
             Bank.
 10.19(11)   Intellectual Property Security Agreement, dated as of
             September 15, 1998, between the Company and Fleet National
             Bank.

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
 10.20(11)   Promissory Note, dated as of September 15, 1998, made by the
             Company in favor of Fleet National Bank.
 10.21(11)   Amended and Restated Master Strategic Alliance Agreement
             between the Company and the ARC.
 10.22(14)   Senior Management Retention Agreement, dated as of December
             7, 1998, between the Company and John F. McGuire.
 10.23(14)   Senior Management Retention Agreement, dated as of December
             15, 1998, between the Company and James B. Murphy.
 10.24(14)   Senior Management Retention Agreement, dated as of December
             22, 1998, between the Company and Peter C. Sutcliffe.
 10.25(13)   Securities Purchase Agreement, dated as of March 23, 1999, between the Company and Sepracor.
 10.26(14)   Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between the Company and COBE.
 10.27(15)   Master Purchase Agreement, dated as of July 1, 1999, between the Company and The American National Red Cross.
 10.28(16)   Manufacturing and Supply Agreement, dated as of December 22,
             1999, between the Company and Filtertek Inc.
 10.29(16)   Supply and Assembly Agreement, dated as of January 31, 2000, between the Company and Command Medical Products Inc.
 10.30(16)   Placement Agency Agreement, dated February 3, 2000, between the Company and Warburg Dillon Read LLC.
 10.31(16)   Form of Purchase Agreement, dated March 2, 2000.
 10.32(16)   Schedule of purchasers which purchased shares of common
             stock pursuant to the Form of Purchase Agreement set forth in 10.42.
 10.33(17)   Indemnification Agreement, dated as of July 13, 2000 between the Company and Ahlstrom Technical Specialties LLC.
 10.34(18)   Termination of Supply and Assembly Agreement and Release,
             dated as of December 8, 2000, by and between the Company and
             Command.
 10.35(18)   Amendment No. 1 to Manufacturing and Supply Agreement, dated as of September 21, 2000, by and between the Company and
             Filtertek.
 10.36(18)   Amendment No. 2 to Manufacturing and Supply Agreement, dated as of December 15, 2000, by and between the Company and
             Filtertek.
 10.37(18)   Termination and Release Agreement, dated as of March 5,
             2001, by and between the Company and Gambro.
 21.1 (12)   Subsidiaries of the Company.
 23.1        Consent of PricewaterhouseCoopers LLP

---------------
 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-75930).

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

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(17)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.