Form 10-Q
period 2001-03-31
HEMASURE INC
filed 2001-05-15
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                              .................................................

                                       OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..........................

Commission file number   0-23776
                                       ........................................

                                  HemaSure Inc.
        ................................................................
             (Exact name of registrant as specified in its charter)

          Delaware                                            04-3216862
 ..............................................        ........................
(State or other jurisdiction of incorporation             (I.R.S. Employer
        or organization )                                 Identification No.)

                140 Locke Drive, Marlborough, Massachusetts 01752
        ................................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
     .....................................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable

     ......................................................................
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share                     18,891,897
 --------------------------------------                   --------------
              Class                                  Outstanding at May 5, 2001

HemaSure Inc.
                                      INDEX
                                      -----

                                                                          Page

PART I        Financial Information

Item 1.  Financial Statements.....................................................................................1

         Consolidated Balance Sheets at March 31, 2001 and December 31, 2000......................................1

         Consolidated Statements of Operations for the Three Month Periods Ended
         March 31, 2001 and 2000..................................................................................2

         Consolidated Statements of Cash Flows for the Three Month Periods Ended
         March 31, 2001 and 2000..................................................................................3

         Notes to Consolidated Financial Statements...............................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................10



PART II       Other Information

Item 1.  Legal Proceedings.......................................................................................10

Item 2.  Changes in Securities and Use of Proceeds...............................................................12

Item 3.  Defaults Upon Senior Securities.........................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................12

Item 5.  Other Information.......................................................................................12

Item 6.  Exhibits and Reports on Form 8-K........................................................................13

Signatures......................................................................................................S-1

                         Part I - FINANCIAL INFORMATION
Item  1.      Financial Statements

                                  HemaSure Inc.
                           Consolidated Balance Sheets
                                  (Unaudited)

(In thousands)                                     March 31, 2001           December 31, 2000
                                                   --------------           -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                $2,955                      $3,215
  Marketable securities                                     2,492                       5,463
  Accounts receivable                                           8                         121
  Inventories                                               1,926                       2,285
  Prepaid expenses                                            185                         184
                                                           ------                     -------

  Total current assets                                      7,566                      11,268

Property and equipment, net                                 1,734                       1,850

Other assets                                                   40                          40
                                                           ------                     -------

  Total assets                                             $9,340                     $13,158
                                                           ======                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $1,316                        $611
  Accrued product warranty                                    647                         664
  Accrued professional fees                                   366                         428
  Other accrued expenses                                      401                         297
  Notes payable-- current portion                              35                          34
                                                           ------                      ------

 Total current liabilities                                  2,765                       2,034

Note payable                                                    -                           9
                                                           ------                      ------

 Total liabilities                                          2,765                       2,043
                                                           ------                      ------

Stockholders' equity:
  Common stock                                                199                         199
  Additional paid-in capital                              112,352                     112,311
  Unearned compensation                                      (38)                           -
  Accumulated deficit                                   (105,606)                   (101,395)
  Treasury stock, at cost                                   (332)                           -
                                                           ------                      ------

 Total stockholders' equity                                 6,575                      11,115
                                                           ------                      ------

 Total liabilities and stockholders' equity                $9,340                     $13,158
                                                        =========                    ========

    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Operations
                        For The Three Month Periods Ended
                             March 31, 2001 and 2000
                                   (Unaudited)



(In thousands, except per share amounts)              Three Month Periods
                                                        Ended March 31,

                                                   2001                  2000
                                                   ----                  ----

Revenues                                            $12                 $1,816

Costs and expenses:

  Costs of products sold                            780                  2,184

  Research & development                            862                  1,462

  Legal expense related to patents                  675                    152
  Selling, general and administrative             2,009                  1,109
                                                 ------                -------

         Total costs and expenses                 4,326                  4,907
                                                 ------                -------


Loss from operations                             (4,314)                (3,091)

  Interest income                                   103                    133

  Interest expense                                    -                   (374)

  Other income                                        -                     13
                                                 ------                -------

                                                $(4,211)               $(3,319)
Net loss                                        ========               =======



  Net loss per share-- basic and diluted         $(0.21)                $(0.19)

Weighted average number of shares of common
 stock outstanding -- basic and diluted          19,611                 17,039

    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.
                      Consolidated Statements of Cash Flows
                        For The Three Month Periods Ended
                                   (Unaudited)



(In thousands)                                               Three Month Periods
                                                               Ended March 31,

                                                              2001         2000
                                                              ----         ----


Cash flows from operating activities:
  Net loss                                                 $(4,211)     $(3,319)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Financing costs related to warrants                          -          256
    Depreciation and amortization                              135          139
    Provision for inventories                                    -          148
    Accretion of marketable security discount                  (23)
    Unearned compensation amortization                           3
  Changes in operating assets and liabilities:
    Accounts receivable                                        113         (709)
    Inventories                                                 27         (812)
    Prepaid expenses                                            (1)         (21)
    Accounts payable and accrued expenses                      730        1,422
                                                           -------      --------

  Net cash used in operating activities                     (3,227)      (2,896)
                                                           -------      --------

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities      (3,506)           -
  Sale of available-for-sale marketable securities           6,500            -
  Additions to property and equipment                          (19)        (650)
                                                           -------      --------
                                                             2,975         (650)
                                                           -------      --------
  Net cash provided by (used in) investing activities


Cash flows from financing activities:
  Proceeds from issuance of common stock                         -       26,209
  Repayments of notes payable                                   (8)          (6)
  Repayments of capital lease obligations                        -          (35)
                                                           -------      --------
  Net cash (used in) provided by financing activities           (8)      26,168
                                                           -------     --------

Net increase (decrease) in cash and cash equivalents          (260)      22,622
Cash and cash equivalents at beginning of period             3,215        5,243
Cash and cash equivalents at end of period                 $ 2,955     $ 27,865
                                                          ========     ========
Non-cash activities:
     Receipt of treasury stock in settlement
     of all obligations with a customer (Note 4)             $ 332       $    -

    The accompanying notes are an integral part of the financial statements.

                                  HemaSure Inc.
                   Notes To Consolidated Financial Statements


1.       Basis of Presentation

         The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2001 and 2000.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Company's Form 10-K (File No. 0-23776), filed with the Securities and Exchange Commission on March 26, 2001.

2.       Sale of the Non-Cash Assets of the Company

         On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") executed by the two companies. The Company will receive cash consideration of $10 million for the sale of the non-cash assets, plus a cash reimbursement of approximately $4 million, which effectively covers the net change in cash from the ongoing operations of the Company from November 1, 2000 through the Closing Date. In addition, the Company may receive a contingent royalty payment on sales of filtration products utilizing the Company's technology be acquired by Whatman, up to a maximum aggregate royalty of $12 million.

         The obligations of the Company, Whatman and Whatman plc to consummate the Asset Sale are subject to a number of customary conditions, including, among others, approval and adoption of the Purchase Agreement by the affirmative vote of the Company's holders of a majority of the outstanding Shares entitled to vote thereon.

         It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. A Special Meeting of Stockholders is currently planned to be held on May 21, 2001. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated.

         In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Purchase Agreement is terminated, the Company will pay the Buyer a fee of $500,000.

3.       Inventories

Inventories consist of the following:


(In thousands)                      March 31, 2001        December 31, 2000
                                    --------------        -----------------


Raw materials                               $1,858                   $2,200
Work in progress                                62                       78
Finished goods                                   6                        7
                                            ------                 --------
                                            $1,926                   $2,285
                                            ------                   ------

4.       Stockholders Equity

         In March 2001, the Company completed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000. No gain or loss was recorded as a result of this settlement.

5.       Net Loss Per Share

         The net loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Potential common stock has not been included in the per share calculation where the effect of its inclusion would be antidilutive. Potential common stock of the Company consist of common stock warrants and stock options. The Company had 5,010,950 and 4,826,053 potential common stock shares at March 31, 2001 and 2000, respectively.

6.       Litigation

         The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "`572 Patent").

         With respect to the allegations concerning the `572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. No decision has been made on the motions.

         The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the `572 Patent, Pall's U.S. Patent No. 5,451,321 (the "`321 Patent") and Pall's U.S. Patent No.'s 5,229,012,
5,344,561, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

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

         On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a subcontract manufacturer to the company for the r\LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

         On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

         On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's `572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

         A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the `321 Patent and Pall has not appealed that decision.

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

         The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro has had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r\LS product and on the Company's supply contracts with manufacturers of key components to the r\LS. It is uncertain at this time when and if the Company will resume selling significant quantities of the r\LS product to its potential customers, if at all.

         All of the Company's other planned blood-related products are in the research and development stage, and certain of these products may require pre-clinical and clinical testing prior to submission of any regulatory application for commercial use.

Sale of the Non-Cash Assets of the Company

         On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") executed by the two companies. The Company will receive cash consideration of $10 million for the sale of the non-cash assets, plus a cash reimbursement, which the Company estimated as of March 31, 2001 to be approximately $4 million, which effectively covers the net change in cash from the ongoing operations of the Company from November 1, 2000 through the Closing Date. In addition, the Company may receive a contingent royalty payment on sales of filtration products utilizing the Company's technology be acquired by Whatman, up to a maximum aggregate royalty of $12 million.

         The obligations of the Company, Whatman and Whatman plc to consummate the Asset Sale are subject to a number of customary conditions, including, among others, approval and adoption of the Purchase Agreement by the affirmative vote of the Company's holders of a majority of the outstanding Shares entitled to vote thereon.

         It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. A Special Meeting of Stockholders is currently planned to be held on May 21, 2001. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated.

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

         Upon the consummation of the Purchase Agreement with Whatman, the Company is expected to have approximately $17 million in a combination of cash, cash equivalents, marketable securities (based on current cash and marketable securities levels, the Company's expected "burn rate" through closing and the terms of the Purchase Agreement). In that regard, the Company is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following the consummation of the sale of its assets and business to Whatman.

         In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Purchase Agreement is terminated, the Company will pay the Buyer a fee of $500,000.

Three months ended March 31, 2001 and 2000

         Revenues were $12,000 for the quarter ended March 31, 2001 compared to $1,816,000 in the same period in 2000. All revenues in the periods presented represent sales of the Company's leukoreduction systems. The decrease in the first quarter 2001 compared to the first quarter 2000 is due to the termination of the supply agreement with the ARC in September 2000 and subsequently the distribution agreement with Gambro in November 2000.

         Total cost of products sold for the quarter ended March 31, 2001 are primarily related to manufacturing overheads. For the quarter ended March 31, 2000 total cost of products sold exceeded total product sales due to the high costs associated with new product manufacturing start up and low volume production.

         Research and development expenses were $862,000 in the first quarter of 2001 compared to $1,462,000 in the first quarter of 2000. In the first quarter of 2000, the Company incurred significant costs associated with the formulation and design of process alternatives to support the then expected increase in demand for the Company's r\LS System. In the first quarter 2001, the Company has been developing production process improvements as a result of the findings in connection with the adverse reactions reported by the ARC but not to the level of spending experienced in the first quarter of 2000.

         Legal expenses related to patents were $675,000 in the first quarter of 2001 compared to $152,000 in the first quarter of 2000. In the first quarter 2001, the Company incurred significant expenses in connection with expert witness and discovery-related activities associated with its outstanding patent litigation with Pall. The increase in 2001 from those expended in 2000 is due to an increase in these costs as well as to the termination of cooperation from Gambro BCT in connection with such costs consistent with the termination of the Company's distribution and development agreement with Gambro effective November 2000.

         Selling, general and administrative expenses were $2,009,000 in the three months ended March 31, 2001 compared to $1,109,000 in the three months ended March 31, 2000. The increase in the first quarter of 2001 is primarily attributable to expenses totaling $1,106,000 for consulting and advisory costs associated with the Company's efforts to complete the Asset Purchase Agreement with Whatman as well as pursuing other business alternatives.

         Interest income for the quarter ended March 31, 2001 of $103,000 decreased compared to the quarter ended March 31, 2000 of $133,000 due to lower average cash and cash equivalent balances available for investment. There was no interest expense for the quarter ended March 31, 2001 compared to interest expense for the quarter ended March 31, 2000 of $374,000 due to the repayment of the entire outstanding revolving line of balance of $5 million in September 2000.

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 has not had a material impact on its financial statements and related disclosures.

Liquidity and Capital Resources

         The net decrease in cash and cash equivalents for the three months ended March 31, 2001 was $260,000. This decrease is attributable primarily to net cash used in operating activities of $3,227,000 and net cash used in financing activities of $8,000, offset in part by net cash provided by investing activities of $2,975,000.

         Net cash provided by investing activities is due primarily to the net sale of available-for-sale marketable securities of $2,994,000, offset in part by additions to property and equipment of $19,000. Net cash used in financing activities relates primarily to the repayment of notes payable of $8,000 in the period. Net cash used in operating activities is primarily attributable to the net loss of $4,211,000. This was offset in part by a decreases in accounts receivable of $113,000 and inventory of $27,000, an increase in accounts payable and accrued expense balances of $730,000 and non-cash operating charges for depreciation and amortization of $135,000

         In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System after the completion of these studies. The extended period of time taken to prove product improvements that resolve the reactions was the basis for the termination. The Company and the ARC are currently negotiating a termination of the purchase contract and a release of any and all claims that either party may have against the other, with certain exceptions.

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

         On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman, a wholly owned subsidiary of Whatman plc, pursuant to the terms of the Purchase Agreement executed by the two companies. In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Purchase Agreement is terminated, the Company will pay Buyer certain fees. Based on our current cash utilization rate our existing cash and marketable securities balances will be sufficient to fund our operations only into the second quarter of 2001. Although currently no definitive plans beyond the Whatman transaction have been approved by the Board of Directors, they will continue to examine all other business alternatives in order to prepare for future contingencies.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.



                           PART II - OTHER INFORMATION


Item  1.          Legal Proceedings

         The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "`572 Patent").

         With respect to the allegations concerning the `572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. No decision has been made on the motions.

         The Company and Gambro BCT, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the `572 Patent, Pall's U.S. Patent No. 5,451,321 (the "`321 Patent") and Pall's U.S. Patent No.'s 5,229,012,
5,344,561, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

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

         On December 15, 2000, Pall filed a complaint against Filtertek, Inc. ("Filtertek") alleging that Filtertek, a subcontract manufacturer to the company for the r\LS filter, infringes the seven above-mentioned Pall patents. Filtertek answered the complaint on January 31, 2001, denied Pall's allegations of infringement and asserted that the claims of the Pall patents are invalid and/or unenforceable and that Pall is estopped from asserting infringement against Filtertek by reason of Pall's prior conduct with Filtertek. This action has been consolidated with the other actions pending in Colorado. Discovery is now ongoing.

         On December 22, 2000, Gambro AB and Gambro BCT moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro BCT, and Gambro AB.

         On April 23, 1999, Pall filed a complaint against the Company and Gambro BCT in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's `572 Patent and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro BCT have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

         A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the `321 Patent and Pall has not appealed that decision.

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

              4.10(14) Stockholder's Agreement, dated as of May 3, 1999, between the Company and COBE.

               10.1(9)  1994 Stock Option Plan, as amended.

               10.2(9)  1994 Director Option Plan.

               10.3(1) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

               10.4(6) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

               10.5(4) Employment Agreement between the Company and Dr. Hans Heiniger, dated January 10, 1994.

         Exhibit No.                                   Description
         -----------                                   -----------

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

             10.21(11)  Amended and Restated Master Strategic Alliance
                        Agreement between the Company and the American Red
                        Cross.

             10.22(14)  Senior Management Retention Agreement, dated as of
                        December 7, 1998, between the Company and John F.
                        McGuire.

             10.23(14)  Senior Management Retention Agreement, dated as of
                        December 15, 1998, between the Company and James B. Murphy.

             10.24(14)  Senior Management Retention Agreement, dated as of
                        December 22, 1998, between the Company and Peter C. Sutcliffe.

             10.25(13)  Securities Purchase Agreement, dated as of March 23,
                        1999, between the

         Exhibit No.                                   Description
         -----------                                   -----------

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

             10.38 Asset Purchase Agreement, dated as of February 3, 2001, by and between the Company, Whatman and Whatman plc.

             21.1(12)   Subsidiaries of the Company.



-----------------------------
(1)          Incorporated herein by reference to the Company's
             Registration Statement on Form S-1, as amended
             (File No. 33-75930).

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

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


-----------------------------
     b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HemaSure Inc.


Date:         May 15, 2001                 /s/ John F. McGuire, III
                                       ---------------------------------
                                             John F. McGuire, III
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:         May 15, 2001                 /s/ James B. Murphy
                                       ---------------------------------
                                              James B. Murphy
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                                                                  Exhibit 10.38

                            ASSET PURCHASE AGREEMENT
                            ------------------------

         Asset Purchase Agreement, dated February 3, 2001 (this "Agreement"), by and among Whatman Bioscience Inc., a Massachusetts corporation ("Buyer"), Whatman plc, an English corporation ("Parent"), and HemaSure Inc., a Delaware corporation ("Seller").

         Seller is engaged in the business as defined in Schedule A attached hereto (the "Business"), consisting, among other things, of the sale of the products and services described on Schedule A (collectively, the "Products").

         Seller desires to sell and Buyer desires to purchase substantially all of the non-cash assets of Seller, all upon the terms and conditions set forth herein.

         NOW THEREFORE the parties, in consideration of the mutual covenants, representations and warranties contained herein, and intending to be legally bound, hereby agree as follows:

         1.       Definitions.

                  For purposes of this Agreement, the following terms shall have the meanings specified or referred to in this Article 1:

                  "Accounting Determination" -- as defined in Section
2.4(e)(ii).

                  "Accounts Receivable" -- as defined in Section 2.2(g).

                  "Acquisition Assets" -- as defined in Section 2.1.

                  "Agreed Determination" -- as defined in Section 2.4(e)(ii).

                  "Antitrust Division" -- the Antitrust Division of the United
                   States Department of Justice.

                  "Assignment and Assumption Agreement" -- as defined in Section 2.7(a).

                  "Assumed Contracts" -- as defined in Section 2.1(d).

                  "Assumed Liabilities" -- as defined in Section 2.7(a).

                  "Balance Sheet" -- as defined in Section 3.4.

                  "Best Efforts" -- the efforts that a prudent Person desirous of achieving a result would use under similar circumstances to ensure that such result is achieved as expeditiously as possible but without the obligation to pay monies to any party or the obligation to agree to any financial arrangement that any party hereto considers to be not in its best interest.

                  "Bill of Sale and Assignment" -- as defined in Section 2.8(a)(3).

                  "Business" -- as defined in the second paragraph of this Agreement.

                  "Buyer" -- as defined in the first paragraph of this Agreement.

                  "Closing" -- as defined in Section 2.6.

                  "Closing Date" -- the date and time as of which the Closing actually takes place.

                  "Code" -- the United States Internal Revenue Code of 1986, as amended from time to time, or any successor law.

                  "Consent" -- any approval, consent, ratification, permission, waiver or other authorization (including any Governmental Authorization).

                  "Consideration" -- the aggregate of the Purchase Price, the Reimbursement Amount and any royalty payments to be paid under the Royalty Agreement.

                  "Contemplated Transactions" -- all of the transactions contemplated by this Agreement, including, but not limited to:

                  (i) the sale and transfer of the Acquisition Assets by Seller to Buyer in exchange for payment of the Purchase Price;

                  (ii)     the assumption by Buyer of the Assumed Liabilities;
                           and

                  (iii) the performance by Buyer and Seller of their respective covenants and obligations hereunder and under the agreements executed pursuant to this Agreement.

                  "Contract" -- any agreement, contract, instrument, indenture, guaranty, power of attorney, commitment, promise, assurance, obligation or undertaking, whether or not written.

                  "Copyrights" -- as defined in Section 3.13(e).

                  "Damages" -- as defined in Section 10.2.

                  "Deemed Determination" -- as defined in Section 2.4(e)(i).

                  "Disclosure Letter" -- the disclosure letter delivered by or on behalf of Seller to Buyer concurrently with the execution and delivery of this Agreement. Unless otherwise indicated, all Schedules referred to in this Agreement are schedules to the disclosure letter.

                  "Effective Time" -- as defined in Section 2.6.

                  "Employment Agreements" -- as defined in Section 5.9.

                  "Encumbrance" -- any lien, pledge, hypothecation, charge, mortgage, deed of trust, security interest, encumbrance, equity, trust, equitable interest, claim, easement, right-of-way, servitude, right of possession, lease tenancy, license, encroachment, intrusion, covenant, infringement, interference, Order, proxy, option, right of first refusal, community property interest, legend, defect, impediment, exception, reservation, limitation, impairment, imperfection of title, condition or restriction of any kind, including, but not limited to, restriction on the use, voting (in the case of any security), transfer, receipt of income or other exercise of any other attribute of ownership; provided that, in all cases, an Encumbrance shall not include any Permitted Encumbrance.

                  "Equipment" -- as defined in Section 2.1 (b).

                  "ERISA" -- the United States Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor law.

                  "Exchange Act" -- the Securities Exchange Act of 1934, as amended.

                  "Excluded Assets" -- as defined in Section 2.2.

                  "Financial Statements" -- as defined in Section 3.4.

                  "GAAP" -- as defined in Section 3.4.

                  "Governmental Authorization" -- any permit, license, franchise, approval, consent, ratification, permission, confirmation, endorsement, waiver, certification, registration, qualification, patent, franchise or other authorization issued, granted, given or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.

                  "Governmental Body" -- means any:

                  (i) nation, state, county, city, town, village, district or other jurisdiction of any nature;

                  (ii) federal, state, local, municipal, foreign or other government;

                  (iii) governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official or entity and any court or other tribunal); or

                  (iv) body exercising, or entitled to exercise, any administrative, executive, judicial, legislative, police, regulatory or taxing authority or power of any nature.

                  "Guarantee Period" -- as defined in Section 2.4(d)(i).

                  "Indemnified Buyer" -- as defined in Section 10.2.

                  "Indemnified Person" -- as defined in Section 10.6.

                  "Indemnified Seller" -- as defined in Section 10.3.

                  "Indemnifying Person" -- as defined in Section 10.6.

                  "Intellectual Property Assets" -- as defined in Section
2.1(g).

                  "Inventory" -- as defined in Section 2.1(c).

                  "Knowledge" -- For purposes of this Agreement, the Seller shall be deemed to have "Knowledge" of a particular fact or other matter if any current director of Seller or any of Jack McGuire, Jim Murphy, Peter Sutcliffe or Eric Lee has actual knowledge of such particular fact or other matter.

                  "Legal Requirement" -- any federal, state, local, municipal, foreign, international, multi-national or other administrative order, constitution, law, ordinance, code, rule, principle of common law, regulation, statute or treaty.

                  "Listing Date" -- as defined in Section 2.4(d)(i).

                  "Measurement Price Guarantee" -- as defined in Section 2.4(d)(i).

                  "Non-Competition Agreement" -- as defined in Section
2.8(a)(ix).

                  "Notice Period" -- as defined in Section 10.6 herein.

                  "Order" -- any order, judgment, injunction, edict, decree, ruling, pronouncement, determination, decision, opinion, sentence, subpoena, writ or award issued, made, entered or rendered by any court, administrative agency or other Governmental Body or by any arbitrator.

                  "Ordinary Course of Business" -- an action taken by Seller shall be deemed to have been taken in the "Ordinary Course of Business" if such action is materially consistent with the past practices of Seller as conducted since June 30, 2000.

                  "Ordinary Shares of Parent" -- shares of common stock of Whatman plc that shall be duly and validly issued, fully paid and nonassessable, and, when admitted to the Official List of the UK Listing Authority, will be free of restrictions on transfer.

                  "Organizational Documents" -- the articles or certificate of incorporation and the bylaws or other applicable constitutional documents of a corporation and any amendments thereto.

                  "Pall Litigation" -- as defined in Section 2.7(a)(iii).

                  "Parent" -- as defined in the first paragraph of this Agreement.

                  "Patent Assignments" -- as defined in Section 2.8(a)(v).

                  "Patents" -- as defined in Section 3.13(c).

                  "PBGC" -- the United States Pension Benefit Guaranty Corporation, or any successor thereto.

                  "Permitted Encumbrances" -- any and all encumbrances (a) resulting from taxes which have not yet become delinquent and/or (b) that have arisen in the Ordinary Course of Business after the date of this Agreement and/or (c) that do not have a material adverse effect on the Business or the Seller's ownership or use of any material Acquisition Assets.

                  "Per Share Measurement Price" -- as defined in Section 2.4(c)(i).


                  "Person" -- any individual, corporation (including any non-profit corporation), general partnership, limited partnership, joint venture, estate, trust, cooperative, foundation, union, syndicate, league, consortium, coalition, committee, society, firm, company or other enterprise, association, organization or other entity or Governmental Body.

                  "Plan" -- as defined in Section 3.6.

                  "Proceeding" -- any action, suit, litigation, arbitration, proceeding (including any civil, criminal, administrative, investigative or appellate proceeding and any informal proceeding), prosecution, contest, hearing, inquiry, inquest, audit, examination, investigation commenced, brought, conducted or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

                  "Products" -- as defined in the second paragraph of this Agreement.

                  "Purchase Orders" -- as defined in Section 2.1(d).

                  "Purchase Price" -- as defined in Section 2.3.

                  "Reimbursement Amount" -- as defined in Section 2.4(a).

                  "Reimbursement Determination Date" -- as defined in Section 2.4(e)(iii).

                  "Reimbursement Documents" -- as defined in Section 2.4(e)(i).

                  "Reimbursement Period" -- as defined in Section 2.4(a).

                  "Reimbursement Shares" -- as defined in Section 2.4(b)(ii).

                  "Related Person" -- With respect to a specified Person other than an individual, any Person that directly or indirectly controls, is directly or indirectly controlled by or is directly or indirectly under common control with such specified Person or which owns a material interest in or is a director or officer of such Person.

                  "Retained Liabilities" -- as defined in Section 2.7(b).

                  "Royalty Agreement" -- as defined in Section 2.8(b)(iii).

                  "Seller" -- as defined in the first paragraph of this Agreement.

                  "Seller SEC Documents" -- as defined in Section 3.17(a).

                  "Subscription Agreement" - as defined in Section 2.4(b)(ii).

                  "Tax" -- any tax (including any income tax, franchise tax, capital gains tax, gross receipts tax, value-added tax, surtax, excise tax, ad valorem tax, transfer tax, stamp tax, sales tax, use tax, property tax, inventory tax, occupancy tax, withholding tax, payroll tax, gift tax, estate tax or inheritance tax), levy, assessment, tariff, impost, imposition, toll, duty (including any customs duty), deficiency or fee, and any related charge or amount (including any fine, penalty or interest), imposed, assessed or collected by or under the authority of any Governmental Body or payable pursuant to any tax-sharing agreement or pursuant to any other Contract relating to the sharing or payment of any such tax, levy, assessment, tariff, impost, imposition, toll, duty, deficiency or fee.

                  "Tax Return" -- any return (including any information return), report, statement, declaration, schedule, notice, notification, form, certificate or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection or payment of any Tax or in connection with the administration, implementation or enforcement of or compliance with any Legal Requirement relating to any Tax.

                  "Termination Agreements" -- as defined in Section 6.6.

                  "Termination Date" -- as defined in Section 2.6.

                  "Termination Event" -- as defined in Section 11.1.

                  "Third Party Accounting Firm" -- as defined in Section 2.4(e)(ii).

                  "Threatened" -- a claim, Proceeding, dispute, action or other matter shall be deemed to have been "Threatened" if any demand or statement shall have been made (orally or in writing) or any notice shall have been given (orally or in writing), or if any other event shall have occurred, that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action or other matter might be asserted, commenced, taken or otherwise pursued in the future.

                  "Trademark Assignments" -- as defined in Section 2.8(a)(iv).

                  "Trademarks" -- as defined in Section 3.13(d).

                  "Trade Secrets" -- as defined in Section 3.13(f).

                  "Transaction Taxes" -- as defined in Section 9.5.

                  "UK Admission" -- As defined in Section 2.4(c)(ii).

         2.       TRANSFER OF ASSETS IN EXCHANGE FOR PURCHASE PRICE; CLOSING.

                  2.1 ASSETS TO BE SOLD AND TRANSFERRED. Subject to the terms and conditions of this Agreement, at the Closing, Seller shall sell, convey, assign, transfer and deliver to Buyer, and Buyer shall purchase and acquire from Seller, all of Seller's right, title and interest in and to the Acquisition Assets, in each case (except in respect to assets held under lease or license, or except as set forth in Schedule 2.1) free and clear of any and all Encumbrances. The "Acquisition Assets" shall mean all of the assets owned, leased or operated by Seller at the close of business Eastern Standard Time on the Closing Date, wherever the same shall be located and which are not Excluded Assets, including without limitation:

                           (a) the leasehold interests in and to real property as described in Schedule 2.1(a), together with all buildings, structures and improvements thereon, fixtures contained therein, and appurtenances thereto (except to the extent not owned or leased by Seller);

                           (b) all machinery, equipment, fixtures, computer hardware and software (subject to any restrictions by the licensor on the assignment thereof), furniture, office equipment, vehicles and other tangible personal property and assets owned or leased by Seller (subject to the terms of any lease and the restrictions on assignment thereof) as described in Schedule 2.1(b) including, without limitation, production, transportation, packing or delivery machinery or equipment, drawings, manuals, maintenance records, spare parts, tooling, accessories and supplies relating to the foregoing (hereinafter the "Equipment");

                           (c)      all inventories of raw materials,
                                    work-in-process, finished goods, packaging, service parts, packing and supplies of Seller as of the Closing Date, wherever located, whether or not recorded on the Balance Sheet (hereinafter the "Inventory");

                           (d) all of Seller's interest in (including all rights, benefits and obligations) any written or oral Contracts and understandings described in Schedule 2.1(d) (the "Assumed Contracts"), and all unfilled purchase orders for Products at the Closing Date ("Purchase Orders");

                           (e) all sales and marketing information relating to Products (including discontinued Products), including marketing plans, advertising material, sales and credit reports, literature, and brochures;

                           (f) all operating data, books and records of Seller related to the Business, including client and customer lists and records and other customer information, supplier lists and other supplier information, referral sources, research and development reports, product files, equipment logs, operating guides and manuals, copies of financial, accounting and personnel records, correspondence and other similar documents and records;

                           (g) all intellectual property owned or leased or licensed by Seller, including but not limited to, the name "HemaSure", all trademarks, service marks, trade names, logos and slogans, all registrations of and applications to register the foregoing, all trade dress of the Products, all statutory and common law copyrights, all registrations of and applications to register such copyrights, all confidential data and information, including without limitation, all know-how, trade secrets (if any), drawings, specifications, bills of material, processes, formulae, supplier lists, customer lists, marketing information, sales and promotional material, and business plans, all patents and patent applications and invention disclosures throughout the world, including reissues, extensions, divisions, continuations and continuations-in-part, and inventions contained therein, including without limitation those items listed in Schedule 2.1(g) (hereinafter the "Intellectual Property Assets");

                           (h) all other intangible rights and property of Seller, including goodwill, going concern value, telephone and telecopy addresses, websites and other property described in
                                    Schedule 2.1(h);

                           (i) to the extent transferable to Buyer, all Governmental Authorizations and all pending applications therefor or renewals thereof; and

                           (j) all rights of Seller relating to deposits and prepaid expenses and claims for refunds.

                  2.2 EXCLUDED ASSETS. Notwithstanding the foregoing, Seller shall not sell, convey, assign, transfer or deliver and Buyer shall not purchase or acquire from Seller any of the following assets (the "Excluded Assets"):

                           (a) any cash, cash equivalents or marketable securities;

                           (b) any insurance policies of Seller and any amounts payable to Seller thereunder;

                           (c) claims for refunds of Taxes or any other tax assets of Seller;

                           (d) any net operating losses of Seller that may be used as set-offs or deductions for tax purposes;

                           (e) any assets held in any trust associated with any Plan;

                           (f)      the stock of any subsidiaries of the Seller;

                           (g) any accounts receivable arising out of the activities of Seller (hereinafter the "Accounts Receivable"); and

                           (h)      those assets, if any, set forth on Schedule
                                    2.2.

                  2.3 PURCHASE PRICE. The purchase price for the Acquisition Assets (the "Purchase Price") shall be Ten Million Dollars ($10,000,000.00), which shall be paid by Buyer to Seller at Closing by wire transfer to an account designated by Seller.

                  2.4 REIMBURSEMENT.

                           (a) Reimbursement Period; Reimbursement Amount. The "Reimbursement Period" means the period commencing on November 1, 2000 and ending on the Closing Date. The "Reimbursement Amount" will be equal to (i) all amounts paid and payable by Seller for all material, products, services, expenses and equipment necessary to conduct the ongoing operations of the Business (including any and all fees and costs of Seller, including all fees paid to Seller's attorneys, in connection with the Pall Litigation) incurred during the Reimbursement Period (this amount will specifically exclude (1) amounts paid to any of Seller's suppliers in connection with contracts that are not being assumed by Buyer as part of the Contemplated Transactions, (2) amounts paid in respect of the negotiation of this Agreement and the consummation of the Contemplated Transactions, and (3) amounts paid or payable to Seller's employees as an inducement for such employees to execute the Termination Agreements or to waive or forego any other right that would otherwise vest or be triggered as a result of the consummation of the Contemplated Transactions), less (ii) all amounts received or receivable by Seller from the sale of Products during the Reimbursement Period.

                           (b)      Reimbursement Payment.

                                    (i)     Subject to Section 2.4(b)(ii) below,
                                            the Reimbursement Amount shall be
                                            paid by Buyer to Seller, not later
                                            than three (3) business days after
                                            the Reimbursement Determination Date
                                            (as defined below), by wire transfer
                                            to an account designated by Seller.

                                    (ii)    Notwithstanding Section 2.4(b)(i)
                                            above, Buyer may elect, upon written
                                            notice to Seller given not less than
                                            five (5) business days prior to the
                                            Closing Date, to pay the
                                            Reimbursement Amount in Ordinary
                                            Shares of Parent (the "Reimbursement
                                            Shares"), and, in such case, Buyer
                                            shall have no obligation, subject to
                                            the provisions of Section 2.4(d)
                                            below, to pay any of the
                                            Reimbursement Amount in cash.

                           (c) Reimbursement Shares. In the event that Buyer elects to pay the Reimbursement Amount in Ordinary Shares of Parent in accordance with Section 2.4(b)(ii), Buyer and Parent agree to the following:

                                    (i)     The number of Reimbursement Shares
                                            to be received by the Seller will be
                                            calculated by dividing the
                                            Reimbursement Amount by the Per
                                            Share Measurement Price. The "Per
                                            Share Measurement Price" shall be
                                            equal to the average daily closing
                                            per share price of Ordinary Shares
                                            of Parent on the London Stock
                                            Exchange during the period beginning
                                            on November 1, 2000 and ending on
                                            the date of this Agreement valued
                                            in United States Dollars at the
                                            exchange rate as published in the
                                            Wall Street Journal on the date of
                                            this Agreement. A stock certificate
                                            representing such number of
                                            Reimbursement Shares as determined
                                            pursuant to the foregoing shall be
                                            delivered to Seller by Parent no
                                            later than ten (10) days after the
                                            Reimbursement Determination Date
                                            (defined below).

                                     (ii)   Parent covenants and agrees that,
                                            when issued and delivered in
                                            accordance with the terms of this
                                            Agreement, the Reimbursement Shares
                                            (A) will be duly and validly issued,
                                            fully paid and nonassessable, and,
                                            when admitted to the Official List
                                            of the UK Listing Authority (the "UK
                                            Admission"), free of restrictions on
                                            transfer, and (B) will rank pari
                                            passu and as a single class with all
                                            other issued and outstanding
                                            Ordinary Shares of Parent and shall
                                            carry the right to receive in full
                                            all dividends and other
                                            distributions declared after the
                                            Reimbursement Determination Date.

                                    (iii)   Parent further covenants and agrees
                                            that within five (5) days after the
                                            Reimbursement Determination Date,
                                            Parent will procure that a duly
                                            convened meeting of the Parent's
                                            board of directors is held at which
                                            the necessary resolutions are passed
                                            to allot and issue the Reimbursement
                                            Shares to Seller, subject to the UK
                                            Admission occurring within 30 days
                                            of such allotment, and to authorize
                                            and request the Parent's
                                            stockbrokers to forthwith make
                                            application to the UK Listing
                                            Authority for admission of the
                                            Reimbursement Shares to the Official
                                            List of the UK Listing Authority.
                                            Parent further covenants and agrees
                                            that if any of the Reimbursement
                                            Shares have not been admitted to the
                                            Official List of the UK Listing
                                            Authority within thirty (30) days of
                                            the allotment and issuance of such
                                            shares to Seller, such allotment and
                                            issuance shall cease to have any
                                            effect and Parent shall promptly pay
                                            to Seller an amount in cash equal to
                                            the Reimbursement Amount.

                           (d) Measurement Price Guarantee. In the event that Buyer elects to pay the Reimbursement Amount in Ordinary Shares of Parent in accordance with Section 2.4(b)(ii), Buyer and Parent agree to the following:

                                    (i)     To the extent that Seller shall have
                                            sold any of the Reimbursement Shares
                                            through the facilities of the London
                                            Stock Exchange during the period
                                            commencing with the date of UK
                                            Admission (the "Listing Date") and
                                            expiring on the date which is 60
                                            days after the Listing Date (the
                                            "Guarantee Period"), Seller shall
                                            have the right to cause Buyer to
                                            pay, and Buyer covenants and agrees
                                            to pay, the Measurement Price
                                            Guarantee. The "Measurement Price
                                            Guarantee" shall be the amount, if
                                            any, expressed in British Pounds
                                            Sterling, by which (1) the aggregate
                                            gross proceeds (without reduction
                                            for brokerage fees, commissions or
                                            costs), expressed in British Pounds
                                            Sterling, of all sales of
                                            Reimbursement Shares by Seller
                                            through the facilities of the London
                                            Stock Exchange during the Guarantee
                                            Period is less than (2) the product
                                            of (x) the number of Reimbursement
                                            Shares sold by Seller during the
                                            Guarantee Period multiplied by (y)
                                            the Per Share Measurement Price.

                                    (ii)    Seller may demand payment of the
                                            Measurement Price Guarantee by

                                            Buyer at any time after the
                                            expiration of the Guarantee Period
                                            (or upon the earlier sale of all of
                                            the Reimbursement Shares) by written
                                            notice to Buyer and Parent setting
                                            forth Seller's calculation of the
                                            Measurement Price Guarantee,
                                            accompanied by copies of transaction
                                            invoices evidencing the number of
                                            Reimbursement Shares sold during the
                                            Guarantee Period and the aggregate
                                            gross proceeds received by Seller
                                            from the sales of such Reimbursement
                                            Shares.

                                    (iii)   The Measurement Price Guarantee
                                            shall be paid by Buyer to Seller by
                                            wire transfer, not later than five
                                            (5) business days after Buyer's and
                                            Parent's receipt of Seller's written
                                            notice described in Section
                                            2.4(d)(ii), in United States Dollars
                                            at the exchange rate published in
                                            the Wall Street Journal on the
                                            business day next following the date
                                            of Seller's written notice.

                           (e)      Reimbursement Procedure.

                                    (i)     Subject to Section 2.4(f), Seller
                                            will prepare and maintain
                                            documentation, including cash
                                            receipts and cash disbursement logs
                                            (the "Reimbursement Documents"),
                                            sufficient to evidence the
                                            Reimbursement Amount, and shall
                                            deliver the Reimbursement Documents
                                            to Buyer as soon as reasonably
                                            practicable (but in all events
                                            within sixty (60) days after the
                                            Closing). The Reimbursement
                                            Documents shall be prepared and
                                            maintained based on methodologies
                                            consistent with the past practice of
                                            Seller. If Buyer does not object to
                                            the Reimbursement Documents within
                                            twenty (20) days of receipt thereof,
                                            Seller shall be deemed to have
                                            accepted the Reimbursement Documents
                                            as final and binding (the "Deemed
                                            Determination").

                                    (ii)    If Buyer objects to the
                                            Reimbursement Documents, Buyer shall
                                            notify Seller in writing within
                                            twenty (20) days following Buyer's
                                            receipt thereof, setting forth in
                                            specific detail the basis for such
                                            objection and a proposal for any
                                            adjustments to the Reimbursement
                                            Documents. Buyer and Seller shall
                                            seek in good faith to reach
                                            agreement as to any such proposed
                                            adjustment, or that no such
                                            adjustment is necessary, within ten
                                            (10) days following Seller's receipt
                                            of Buyer's objection notice. If
                                            agreement is reached in writing
                                            within such period (the "Agreed
                                            Determination"), the parties shall
                                            make such adjustments as set forth
                                            in the Agreed Determination, and the
                                            Reimbursement Documents shall be
                                            deemed to be final and binding. If
                                            Buyer and Seller are unable to reach
                                            such agreement within such ten-day
                                            period, then Deloitte & Touche in
                                            Boston, Massachusetts, or any other
                                            mutually agreed upon accounting firm
                                            (the "Third Party Accounting Firm"),
                                            shall be engaged to review the
                                            proposed Reimbursement Documents,
                                            and shall make a determination as to
                                            the resolution of any proposed
                                            adjustments to the Reimbursement
                                            Documents in accordance with Section
                                            2.4(a). The determination of the
                                            Third Party Accounting Firm (the
                                            "Accounting Determination") shall be
                                            delivered in writing to Buyer and
                                            Seller as soon as practicable
                                            following selection of the Third
                                            Party Accounting Firm, but in no
                                            event more than thirty (30) days
                                            thereafter, and shall be final,
                                            conclusive and binding upon Buyer
                                            and Seller. The non-prevailing party
                                            shall pay the fees and expenses of
                                            the Third Party Accounting Firm;
                                            provided, that in the event of a
                                            compromise between the positions of
                                            the parties, such fees and
                                            expenses shall be prorated by the
                                            Third Party Accounting Firm based on
                                            the relative success of the parties
                                            in prevailing on their positions.

                                    (iii)   For purposes of this Agreement, the
                                            "Reimbursement Determination Date"
                                            shall be the date on which the
                                            Reimbursement Documents become final
                                            and binding pursuant to the Deemed
                                            Determination, the Agreed
                                            Determination or the Accounting
                                            Determination, as the case may be.

                           (f) Assistance of Buyer. Buyer and Parent jointly covenant and agree to make available to Seller such employees of Buyer, including but not limited to Jim Murphy and his designees, as reasonably requested by Seller to assist and/or facilitate (i) the payment of all payables of Seller and the receiving and booking of all receivables of Seller as contemplated in Section 2.4(a) and (ii) the preparation, maintenance and delivery of the Reimbursement Documents as contemplated in
                                    Section 2.4(e).

                  2.5 ALLOCATION OF PURCHASE PRICE. Unless otherwise required by applicable law, the total Purchase Price shall be allocated among the Acquisition Assets as set forth on Schedule 2.5 and which allocation among the Acquisition Assets shall be in accordance with Section 1060 of the Code and the regulations promulgated thereunder and all applicable provisions of state, local and foreign law. Unless otherwise required by applicable law, no party hereto will, and each party will cause its Related Persons not to, take a position on any Tax Return, before any governmental agency charged with the collection of any Tax or in any Proceeding that is in any way inconsistent with the purchase price allocation set forth in this Section 2.5.

                  2.6 CLOSING. The Closing will take place at the offices of Eckert Seamans Cherin & Mellott, Boston, Massachusetts at 10:00 a.m. (local time) as soon as reasonably practicable after the satisfaction of all of the conditions to each party's obligations hereunder as set forth in Articles 5 and 6 or the waiver of such conditions by the party entitled to the benefit thereof, but not later than May 31, 2001 (the "Termination Date"). The purchase and sale of the Acquired Assets and assignment and assumption of Assumed Liabilities shall be effective as of the close of business Eastern Standard Time on the Closing Date ("Effective Time"). Subject to the provisions of Article 11, failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this Section 2.6 will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

                  2.7 ASSUMPTION OF LIABILITIES.

                           (a) Assumed Liabilities. On the Closing Date, Buyer shall deliver to Seller an undertaking and assumption, in the form of Exhibit 2.7 (the "Assignment and Assumption Agreement"), pursuant to which Buyer shall assume, be liable for and agree to discharge all obligations and liabilities of Seller (other than the Retained Liabilities) existing on the Closing Date (or arising after the Closing Date solely by reason of events occurring or conditions existing prior to the Closing Date), whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due (the "Assumed Liabilities"), including, but not limited to:

                                    (i)     all liabilities and obligations of
                                            Seller (including performance)
                                            arising on or after the Closing Date
                                            related to (1) the Assumed
                                            Contracts, (2) the Purchase Orders;
                                            (3) any leasehold interest referred
                                            to in Clause 2.1(a); and/or (4) the
                                            employment, terms of employment,
                                            compensation, benefits, or
                                            termination of employment (in each
                                            case, in Buyer's sole
                                            discretion, subject to Section 8.4
                                            hereof) of any employee of Seller on
                                            the date of Closing who becomes an
                                            employee of Buyer;

                                    (ii)    all liabilities and obligations of
                                            Seller in connection with any and
                                            all of the Proceedings captioned
                                            HemaSure Inc., et al v. Pall, No. CA
                                            99-675 (U.S.D.C. Colorado); Pall
                                            Corporation v. Gambro, Inc., et al,
                                            No. CA 00-1412 (U.S.D.C. Colorado);
                                            Pall Corporation v. HemaSure Inc.,
                                            et al, No. 96-5620 (U.S.D.C. New
                                            York); and Pall Corporation v.
                                            Filtertek, Inc., No. 00-CV-2501
                                            (U.S.D.C. Colorado) (collectively,
                                            the "Pall Litigation"), including,
                                            without limitation, any obligation
                                            (current or future) of Seller to pay
                                            damages and costs arising out of the
                                            Pall Litigation, or any monies to be
                                            paid to Pall pursuant to any
                                            settlement of all or any portion of
                                            the Pall Litigation;

                                    (iii)   any and all fees and costs of
                                            Seller, including all fees paid to
                                            Seller's attorneys, in connection
                                            with the Pall Litigation for
                                            services and expenses rendered after
                                            the Closing Date, it being agreed
                                            and acknowledged by Seller and Buyer
                                            that, after the Closing, Buyer shall
                                            have the right to designate counsel
                                            for Seller in the Pall Litigation,
                                            subject to Seller's prior consent
                                            which shall not be unreasonably
                                            withheld; and

                                    (iv)    any and all obligations of defense
                                            in connection with the Pall
                                            Litigation and any claims asserted
                                            against HemaSure therein, including
                                            but not limited to the retention of
                                            counsel.

                           (b) Retained Liabilities. Except as otherwise specifically set forth in Section 2.7(a) of this Agreement, Buyer shall not assume any of the following specified liabilities or obligations of Seller (the "Retained Liabilities"):

                                    (i)     (A) any liabilities under any Plan
                                            of Seller, including without
                                            limitation any obligations,
                                            liabilities or responsibilities
                                            arising from acts or omissions prior
                                            to the Closing Date with respect to
                                            any employee or spouse or dependent
                                            of any employee or former employee
                                            of Seller with respect to any such
                                            Plan, or any liability of Seller for
                                            severance or termination payments
                                            thereunder, and (B) any payments
                                            paid or payable by Seller to induce
                                            any employee to waive or forego any
                                            claim against Seller;

                                    (ii)    all liabilities for any Tax imposed
                                            on Seller under applicable law
                                            incurred and relating to any period
                                            prior to the Closing Date;

                                    (iii)   any account payable of Seller
                                            arising prior to the Closing Date,
                                            including but not limited to any
                                            amounts payable by Seller referred
                                            to in Section 2.4(a)(i);

                                    (iv)    any and all fees and costs paid to
                                            Seller's attorneys in connection
                                            with services and expenses rendered
                                            prior to November 1, 2000;

                                    (v)     any liabilities owed by Seller to
                                            Seller's security holders in their
                                            capacity as security holders
                                            (including, without limitation, Novo
                                            Nordisk A/S in its capacity as a
                                            note holder or stockholder of
                                            Seller);

                                    (vi)    any liabilities owed by Seller to
                                            Gambro, Inc. (Gambro BCT), Command
                                            Medical or American National Red
                                            Cross arising or resulting from
                                            Seller's contractual relationships
                                            with any of the foregoing or the
                                            termination of any such contractual
                                            relationships;

                                    (vii)   any liabilities owed by Seller to
                                            Sepracor, Inc.;

                                    (viii)  any expenses of Seller as set forth
                                            in Section 9.2 hereof; and

                                    (ix)    the liabilities listed in Schedule
                                            3.5;

it being agreed by Seller that all of the Retained Liabilities shall remain the sole responsibility of and shall be paid, performed and/or discharged solely by Seller.

                  2.8 CLOSING OBLIGATIONS. In addition to any other documents to be delivered under other provisions of this Agreement to effect the Contemplated Transactions, at the Closing,

                           (a)      Seller shall deliver to Buyer:

                                            (i) for each parcel of real property
                                            identified on Schedule 2.1(a), an
                                            assignment of the lease accompanied
                                            by an estoppel letter certifying to
                                            the matters set forth in Exhibit
                                            2.8(a)(i) and the consent of the
                                            landlord to such assignment;

                                    (ii)    assignment of any motor vehicle
                                            included in the Acquisition Assets
                                            as set forth on Schedule 2.1(b);

                                    (iii)   a bill of sale and assignment of all
                                            of the Acquisition Assets (other
                                            than those transferred by documents
                                            delivered pursuant to other
                                            subsections of this Section 2.8) in
                                            the form of Exhibit 2.8(a)(iii) (the
                                            "Bill of Sale and Assignment");

                                    (iv)    The trademark assignments
                                            ("Trademark Assignments") in the
                                            form of Exhibit 2.8(a)(iv);

                                    (v)     The patent assignments in the form
                                            of Exhibit 2.8(a)(v) ("Patent
                                            Assignments");

                                    (vi)    any Consent required under Section
                                            5.7 not previously delivered to
                                            Buyer;

                                    (viii)  a certificate executed by Seller as
                                            to the accuracy of their
                                            representations and warranties as of
                                            the date of this Agreement and as of
                                            Closing in accordance with Section
                                            5.1 and as to each Seller's
                                            compliance with and performance of
                                            its covenants and obligations to be
                                            performed or complied with at or
                                            before the Closing in accordance
                                            with Section 5.2;

                                    (ix)    noncompetition agreement in the form
                                            of Exhibit 2.8(a)(ix), executed by
                                            Seller and Sepracor, Inc. (the
                                            "Non-Competition Agreement");

                                    (x)     opinion of Seller's counsel as
                                            required under Section 5.3; and

                                    (xi)    all other certificates and documents
                                            required by Article 5 of this
                                            Agreement.

                           (b)      Buyer shall deliver to Seller:

                                    (i)     the Purchase Price, by wire transfer
                                            to an account designated by Seller;

                                    (ii)    the Assignment and Assumption
                                            Agreement, executed by Buyer;

                                    (iii)   the Royalty Agreement in the form
                                            attached hereto as Exhibit
                                            2.8(b)(iii), executed by Buyer
                                            ("Royalty Agreement");

                                    (iv)    a certificate executed by the Buyer
                                            as to the accuracy of its
                                            representations and warranties as of
                                            the date of this Agreement and as of
                                            the Closing Date in accordance with
                                            Section 6.1 and as to Buyer's
                                            compliance with and performance of
                                            its covenants and obligations to be
                                            performed or complied with at or
                                            before the Closing in accordance
                                            with Section 6.2;

                                    (v)     opinion of Buyer's counsel as
                                            required under Section 6.3; and

                                    (vi)    all other certificates and documents
                                            required by Article 6 of this
                                            Agreement.

                  2.9 ASSIGNMENT OF CONTRACTS AND RIGHTS. Notwithstanding anything in this Agreement to the contrary, this Agreement shall not constitute an agreement to assign any claim, contract, license, lease, commitment, sales order, purchase order or any claim or right, or any benefit arising thereunder or resulting therefrom, if an attempted assignment thereof without the consent of a third party thereto would constitute a breach thereof or in any way affect the rights of Buyer or Seller thereunder. In the event and to the extent that Seller is unable to obtain and deliver at the Closing any Consent required under
Section 5.7 of this Agreement, and Buyer elects to waive any condition to the Closing with respect to such Consent, (i) Seller shall continue to be bound by such Contract, license or other rights as to which such Consent was not obtained, (ii) Buyer shall pay, perform and discharge fully all of the obligations of Seller thereunder from and after the Closing Date, and (iii) Seller shall, for a period of at least three (3) months from the Closing Date, continue to use all reasonable efforts to obtain such consent at the earliest practicable date following the Closing Date. Seller shall, without further consideration therefor, pay, assign and remit to the Buyer promptly all monies, rights and other consideration received in respect of Buyer's performance. Seller shall exercise, enforce or exploit the rights and options under all such Contracts, licenses and other rights and commitments referred to in this Section
2.9 only as reasonably directed in writing by Buyer and at the Buyer's sole expense. If and when any such Consent shall be obtained or such Contract, license or other right shall otherwise become assignable, Seller shall promptly assign all its rights and obligations thereunder to Buyer without payment of further consideration, and Buyer shall, without the payment of further consideration therefor, assume such rights and obligations.

         3.       REPRESENTATIONS AND WARRANTIES OF SELLER

                  Seller represents and warrants to Buyer as follows:

                  3.1 ORGANIZATION AND CAPITALIZATION. Seller is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation with full corporate power and authority to carry on its business as it is now being conducted, to own or hold under lease the properties and assets which it owns or holds under lease and perform all its obligations under the agreements and instruments to which it is a party or by which it is bound. Seller has no subsidiaries except as disclosed in Schedule
3.1. Except as set forth on Schedule 3.1, (i) no subsidiary of Seller has disposed of any of its assets since December 31, 1999 and (ii) all of the assets of any such subsidiary have been, or will have been prior to the Closing, transferred to Seller.

                  3.2 AUTHORITY; NO CONFLICT. (a) This Agreement has been duly and validly authorized, executed and delivered by Seller and constitutes the legal, valid and binding obligation of Seller, enforceable against it in accordance with its terms, except as enforceability is limited by (i) principles of equity that may restrict the availability of specific performance and other equitable remedies (whether such enforceability is considered in a proceeding in equity or at law) and (ii) bankruptcy insolvency, reorganization, moratorium, fraudulent conveyance, fraudulent transfer and other laws applicable to creditors' rights generally; and (b) Seller has the requisite corporate power, authority and capacity to execute and deliver this Agreement and to perform its obligations hereunder. Except as set forth in Schedule 3.2, neither the execution and delivery of this Agreement by Seller nor the consummation or performance of any of the Contemplated Transactions by Seller will, directly or indirectly:

                           (a)      conflict with or result in a violation of
                                    (i) any of the provisions of the
                                    Organizational Documents of such Seller or
                                    (ii) any resolution adopted by the board of directors or the stockholders of such Seller;

                           (b) conflict with or result (with or without notice or lapse of time) in a violation of any material Legal Requirement or any Order to which any of the Acquisition Assets may be subject;

                           (c) conflict with or result (with or without notice or lapse of time) in a violation or breach of any of the provisions of, or give any Person the right (with or without notice or lapse of time) to declare a default or exercise any remedy under, or to accelerate the maturity or performance of or cancel, terminate or modify, any material Contract of any Seller being assumed by Buyer under this Agreement;

                           (d) result (with or without notice or lapse of time) in the imposition or creation of any Encumbrance upon or with respect to any of the Acquisition Assets.

Except as disclosed in Schedule 3.2, Seller is not required, nor will it be required to give any notice to or obtain any Consent from any Person or Governmental Body in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions, except for any such notices or consents, the failure to obtain which will not have a material adverse effect on the Buyer's ability to conduct the Business as heretofore conducted by Seller or impair the ability of Seller to execute and deliver this Agreement or perform any of the Contemplated Transactions.

                  3.3 TITLE TO PROPERTIES; ENCUMBRANCES. Schedule 3.3 contains a complete and accurate list of all real property, leaseholds, or other interests therein owned by Seller. Seller owns all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) set forth in
Schedule 3.3 that it purports to own, including all of the properties and assets reflected in the Balance Sheet, and all of the properties and assets purchased or otherwise acquired since October 31, 2000 (except for personal property sold since the date of the Balance Sheet in the Ordinary Course of Business, and all assets are owned free and clear of all Encumbrances, except as disclosed in
Schedule 3.3.

                  3.4 FINANCIAL STATEMENTS. Seller has delivered to Buyer its unaudited Consolidated Balance Sheet at October 31, 2000 (the "Balance Sheet") together with its Consolidated Income Statement for the ten months ended October 31, 2000 (together, the "Financial Statements"). The Financial Statements were prepared in accordance with the books and records of Seller and, except as disclosed in Schedule 3.4, in accordance with generally accepted accounting principles in the United States ("GAAP") applied on a consistent basis and present fairly the financial position of Seller as of October 31, 2000 and the results of operations for the period indicated.

                  3.5 NO UNDISCLOSED LIABILITIES. Except as set forth in the Disclosure Letter, including Schedule 3.5 thereto, Seller is not aware of any liabilities or obligations of any nature (absolute, accrued, contingent or otherwise) that were not fully reflected or reserved against in the Balance Sheet, except (a) in the case of liabilities or obligations not of the type so required to be reflected or disclosed in a balance sheet (or the notes thereto), matters specifically referred to in this Agreement or that exist solely by reason of the mere existence of Contracts listed in the Disclosure Letter (but only to the extent the existence of such liabilities and obligations is ascertainable solely by reference to this Agreement or the Disclosure Letter or such Contracts] and (b) liabilities and obligations incurred in the Ordinary Course of Business since October 31, 2000.

                  3.6 BENEFIT PLANS. (a) Schedule 3.6(a) includes a complete and accurate list of all pension, retirement, profit sharing, Section 401(k), thrift-savings, individual retirement account, excess benefit plan, deferred compensation, incentive compensation, stock bonus, stock option, restricted stock, cash bonus, employee stock ownership (including, without limitation, payroll related employee stock ownership), severance pay, cafeteria, flexible compensation, life insurance, medical, dental, disability, welfare, or vacation plans or arrangements of any kind and any other Employee Pension Benefit Plan or Employee Welfare Benefit Plan (as defined in Section 3 of ERISA), incentive compensation plan or fringe benefit or any combination of the foregoing established, maintained, sponsored, contributed to or otherwise participated in by any Seller (including, for this purpose and for the purpose of all of the representations in this Section 3.6, all employers, whether or not incorporated, which by reason of common control are treated together with Seller as a single employer within the meaning of Section 414 of the Code) for any of the employees or past employees of Seller at any time prior to the Closing Date, copies of each of which have heretofore been delivered by Seller to Buyer (each a "Plan" and collectively, the "Plans").

                  (b) Schedule 3.6(b) lists all outstanding employment or consulting, severance or termination agreements which cover any past, present or retired director, officer or employee of Seller and a list of prerequisites and other fringe benefits being made available, or scheduled to be made, to them, copies of each of which have heretofore been delivered to Buyer.

                  (c) Except as listed in Schedule 3.6(c), Seller does not maintain or contribute to, and has not participated in or agreed to participate in, a Multi-employer plan as defined in Section 4001(a)(3) of ERISA and no event has occurred, and there exists no condition or set of circumstances, which presents a risk of the occurrence of any withdrawal from or the partition, termination, reorganization or insolvency of any Multi-employer Plan which could result in any liability of any Seller or Buyer with respect to a Multi-Employer Plan.

                  (d) Schedule 3.6(d) lists, and Seller has furnished to Buyer
(i) all current Summary Plan Descriptions for each Employee Benefit Plan of Seller required to prepare, file and distribute a Summary Plan Description; (ii) all summaries furnished employees, officers and directors of Seller with respect to all incentive compensation, other plans and fringe benefits for which a Summary Plan Description is not required; and (iii) all personnel and employment policies and manuals of each Seller.

                  3.7 COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.

                  (a)      To Seller's Knowledge, except as set forth in
Schedule 3.7

                           (i) Seller is, and at all times since January 1, 1998 has been, in material compliance with each Legal Requirement that is or was applicable to the conduct or operation of the Business or the ownership or use of any of the Acquisition Assets;

                           (ii) no event has occurred, and no condition or circumstance exists, that reasonably could be expected (with or without notice or lapse of time) to constitute or result directly or indirectly in a material violation by Seller of, or a material failure on the part of Seller to comply with, any Legal Requirement; and

                           (iii) Seller has not received, at any time since January 1, 1998, any notice or other communication (whether oral or written) from any Governmental Body regarding (A) any actual, alleged or potential material violation of, or material failure to comply with, any Legal Requirement or (B) any actual, alleged or potential material obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any material nature.

                  (b) To Seller's Knowledge, Schedule 3.7 identifies each Governmental Authorization that is held by Seller or that otherwise relates to the Business or to any of the Acquisition Assets. To Seller's Knowledge, each Governmental Authorization identified or required to be identified in Schedule
3.7 is valid and in full force and effect. Except as set forth in Schedule 3.7:

                           (i) Seller is, and at all times has been, in material compliance with all material terms and requirements of each Governmental Authorization identified or required to be identified in
         Schedule 3.7;

                           (ii) to Seller's Knowledge, no event has occurred, and no condition or circumstance exists, that reasonably could be expected (with or without notice or lapse of time) to (A) constitute or result directly or indirectly in a material violation of or a material failure to comply with any term or requirement of any Governmental Authorization identified or required to be identified in Schedule 3.7 or (B) result directly or indirectly in the revocation, withdrawal, suspension, cancellation or termination of, or any modification to, any Governmental Authorization identified or required to be identified in
         Schedule 3.7;

                           (iii) Seller has not received, at any time since January 1, 1998, any notice or other communication (whether oral or written) from any Governmental Body regarding (A) any actual, alleged or potential material violation of or material failure to comply with any term or requirement of any Governmental Authorization or (B) any actual, proposed or potential revocation, withdrawal, suspension, cancellation or termination of, or modification to, any Governmental Authorization; and

                           (iv) all applications required to have been filed for the renewal of the Governmental Authorizations required to be identified in Schedule 3.7 have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

The Governmental Authorizations identified in Schedule 3.7 collectively constitute all of the material Governmental Authorizations necessary to permit Seller to conduct and operate the Business in the manner in which it is currently conducted and operated and to permit the Seller to own and use its assets in the manner in which such assets are currently owned and used.

                  3.8 LEGAL PROCEEDINGS; ORDERS.

                  (a) Except as set forth in Schedule 3.8, there is no pending Proceeding:

                           (i) that has been commenced by or against Seller or that relates to or reasonably could be expected to affect the Business, or any of the Acquisition Assets; or

                           (ii) that challenges, or that reasonably could be expected to make illegal or otherwise interfere with, any of the Contemplated Transactions.

To the Knowledge of Seller, (1) no such Proceeding has been Threatened and (2) no event has occurred, and no condition or circumstance exists, that reasonably could be expected to give rise to or serve as a basis for the commencement of any such Proceeding. Seller has delivered to Buyer copies of all pleadings and non-privileged correspondence relating to each Proceeding identified.

                  (b) Except as set forth in Schedule 3.8, there is no material Order to which the Business or any of the Acquisition Assets are subject.

                  (c)      Except as set forth in Schedule 3.8:

                           (i) each Seller is, and at all times since January 1, 1998 has been, in material compliance with all of the terms and requirements of each Order to which the Seller, the Business, or any of the Acquisition Assets has been subject;

                           (ii) No Seller has received, at any time since January 1, 1998 any written notice from any Governmental Body or any other Person regarding any actual or alleged violation of, or failure to comply with, any term or requirement of any Order to which the Business, or any of the Acquisition Assets, is or has been subject.

                  3.9 ABSENCE OF CERTAIN CHANGES AND EVENTS. (a) Except as set forth in Schedule 3.9, since October 31, 2000, Seller has conducted the Business only in the Ordinary Course of Business and there has not been any:

                  (i)   amendment to the Organizational Documents of Seller;

                  (ii) damage, destruction, or loss to any of the Acquisition Assets, whether or not covered by insurance, affecting materially and adversely the Business;

                  (iii) entry into, termination, or receipt of notice of termination of (A) any material license, distributorship, dealer, sales representative, joint venture, credit, or similar agreement related to the Business, or (B) any Contract or transaction involving a total remaining commitment by Seller of at least $75,000;

                  (iv) sale (other than sales of inventory in the Ordinary Course of Business), lease, or other disposition of any material assets of Seller or mortgage, pledge, or imposition of any lien or other Encumbrance on any such assets, including, without limitation, the sale, lease, or other disposition of any Intellectual Property Assets;

                  (v) incurrence, assumption, pre-payment, guarantee or re-financing of, or endorsement or other agreement to become liable or responsible for (whether directly, contingently or otherwise), any indebtedness for borrowed money or other material obligation in excess of $75,000 except in the Ordinary Course of Business; or

                  (vi) agreement, whether or not in writing, to do any of the foregoing by Seller.

                  3.10 CONTRACTS; NO DEFAULTS. (a) Schedule 3.10 lists, and, other than those Contracts disclosed in the Seller SEC Documents, Seller has delivered or made available to Buyer copies of, all Contracts described in clauses (i) through (xv) below to which Seller is a party or by which any of the Acquisition Assets are bound.

                             (i) Each Contract that involves performance of services or delivery of goods and/or materials by Seller of an amount or value in excess of $50,000;

                            (ii) Each Contract that involves performance of services or delivery of goods and/or materials to Seller of an amount or value in excess of $50,000;

                           (iii) Each Contract not in the Ordinary Course of Business involving expenditures or receipts of a Seller in excess of $50,000;

                            (iv) Each material lease, rental or occupancy agreement, license, installment and conditional sale agreement, and other Contract affecting the ownership of, leasing of, title to, use of, or any leasehold or other interest in, any real or personal property (except personal property leases and installment and conditional sales agreements having a value per item or aggregate remaining payments of less than $50,000 and with terms of less than one year);

                             (v) Each material licensing agreement or other Contract with respect to patents, trademarks, copyrights, or other Intellectual Property, including agreements with current or former employees, consultants, or contractors regarding the appropriation or the non-disclosure of Intellectual Property Assets;

                            (vi) Each Contract to which any employee, consultant, or contractor of any Seller is bound which in any manner purports to (A) restrict such employee's, consultant's, or contractor's freedom to engage in any line of business or to compete with any other Person, or (B) assign to any other Person such employee's, consultant's, or contractor's rights to any invention, improvement, or discovery;

                           (vii) Each collective bargaining agreement or other Contract to or with any labor union or other employee representative of a group of employees relating to wages, hours, and other conditions of employment;

                           (viii) Each joint venture, partnership or other Contract (however named) involving a sharing of profits, losses, costs, or liabilities by Seller with any other Person;

                            (ix) Each Contract containing covenants which in any way purport to restrict Seller's business activity or purport to limit the freedom of Seller to engage in any line of business or to compete with any Person;

                            (x) Each Contract providing for payments to or by any Person based on sales, purchases or profits, other than direct payments for goods;

                            (xi) Each power of attorney given by Seller which is currently effective and outstanding;

                           (xii) Each Contract entered into with any Related Person of Seller;

                           (xiii) Each Contract for capital expenditures in excess of $100,000;

                           (xiv) Each written guaranty or other similar undertaking with respect to contractual performance extended by Seller; and

                            (xv)    Each amendment, supplement, and
         modification (whether written or oral) in respect of any of the foregoing.

                  (b) The Contracts listed in Schedule 3.10 include all of the Contracts which are material to the Business. All of the Contracts listed in the Disclosure Letter pursuant to paragraph (a) hereof are in full force and effect, are valid and enforceable against all parties thereto in accordance with their terms, and, to the Knowledge of Seller, no condition exists or event has occurred which, with notice or lapse of time or both, would constitute a default by Seller or provide a basis for any claim of excusable delay or non-performance thereunder against Seller.

                  3.11 EMPLOYEES. Schedule 3.11 contains a current list setting forth the following information for each employee of Seller as of December 15, 2000, including, without limitation, each employee on leave of absence or layoff status: employer; name; job title; current compensation paid or payable; vacation accrued; and service credited for purposes of vesting and eligibility to participate under Seller's Plans.

                  3.12 LABOR DISPUTES; COMPLIANCE. Except as set forth in
Schedule 3.12, since January 1, 1998 Seller has not been, and is not a party to any collective bargaining or other similar labor Contract, and there has not been, and there is not presently pending or existing, any strike, slowdown, picketing, work stoppage, labor arbitration or proceeding in respect of the grievance of any employee, or, to Seller's Knowledge, an application or complaint filed by an employee or union with the National Labor Relations Board or any comparable Governmental Body, organizational activity or other labor dispute against or affecting Seller or the premises of any of them.

                  3.13 INTELLECTUAL PROPERTY.

                  (a) Agreements. Except for any license implied by the sale of
                      ----------
a product and common software programs with a value of less than $5,000,
Schedule 3.13(a) is an accurate and complete listing and summary description, including any royalties paid or received by Seller, of all agreements relating to the Intellectual Property Assets to which Seller is a party.

                  (b) Know-How Necessary for the Business. The Intellectual
                      -----------------------------------
Property Assets are all those currently used by Seller and, to the Seller's Knowledge, necessary for the operation of the Business as it is currently conducted. Seller is the owner of all right, title and interest in and to, or has a valid right to use, each of the Intellectual Property Assets.

                  (c) Patents.
                      -------

                      (i) Schedule 2.1(g) contains an accurate and complete listing and summary description of all patents owned or used by Seller (the "Patents"). Seller is the owner of all right, title and interest in and to, or has the valid right to use, under Contracts identified in
         Schedule 3.13, each of the Patents.

                      (ii) To Seller's Knowledge, and except as specified in
         Schedule 3.13(c):

                          (A) All the Patents are valid and currently in
                  compliance with formal legal requirements (including payment of any required fees).

                          (B) No Patent has been or is now involved in any
                  interference, reissue, re-examination or opposition proceeding. Seller is not aware of any potentially interfering patent or patent application of any third party.

                          (C) No Patent is infringed or has been challenged in
                  any way. None of the Products manufactured and sold, nor any processes or know-how used, by Seller infringe or are alleged to infringe any patent or other proprietary right of any other Person.

                  (d)      Trademarks.
                           ----------

                       (i) Schedule 2.1(g) contains an accurate and complete listing and summary of all trademarks owned or used by Seller (the "Trademarks"). Seller is the owner of all right, title and interest in and to, or has the valid right to use, under Contracts identified in
         Schedule 3.13(d), the Trademarks.

                       (ii) To Seller's Knowledge, and except as specified in
         Schedule 2.1(g):

                          (A) All the Trademarks are valid and have been
                  registered, and all such registrations are currently in compliance with formal legal requirements (including the payment of any required fees).

                          (B) No Trademark has been or is now involved in any
                  opposition, invalidation or cancellation proceeding nor is any such action Threatened with respect to any of the Trademarks.

                          (C) To Seller's Knowledge, no Trademark is infringed
                  or has been challenged in any way. To Seller's Knowledge, none of the Trademarks used by Seller infringe or have been alleged to infringe any trade name, trademark or service mark of any third party.

                  (e)      Copyrights.
                           ----------

                       (i) Schedule 2.1(g) contains an accurate and complete listing and summary description of all copyrights owned or used by Seller (the "Copyrights"). Seller is the owner of all right, title and interest in and to, or has the valid right to use, each of the Copyrights.

                       (ii) To Seller's Knowledge, except as specified in
         Schedule 3.13(e):

                                    (A) All the Copyrights are valid and have
                  been registered, and all such registrations are currently in compliance with formal legal requirements (including the payment of any required fees).

                                    (B) No Copyright is infringed or has been
                  challenged in any way. To Seller's Knowledge, none of the Copyrights infringe or are alleged to infringe any copyright of any third party.

                  (f)      Trade Secrets.
                           -------------

                       (i) With respect to any confidential and proprietary information of Seller that constitutes a trade secret under applicable law (the "Trade Secrets"), the documentation relating to such Trade Secret is reasonably current, materially accurate and sufficient in detail and content to identify and explain it, and to allow its full and proper use without reliance on the special knowledge or memory of others.

                       (ii) (A) Seller has good title and an absolute (although not necessarily exclusive) right to use the Trade Secrets, (B) the Trade Secrets are not part of the public knowledge or literature, nor to the Knowledge of Seller have they been used, divulged or appropriated for the benefit of any Person other than Seller or to the detriment of the Seller, and (C) no Trade Secret is subject to any adverse claim; except for such Trade Secrets, the absence of which would not be expected to have a materially adverse effect on the Business.

                  3.14     DISCLOSURE.

                  (a) No representation or warranty of Seller contained in this Agreement or statement in the Disclosure Letter contains any material untrue statement. No representation or warranty of Seller contained in this Agreement or statement in the Disclosure Letter omits to state a material fact necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not materially misleading.

                  (b) No notice given pursuant to Section 7.4 will contain any untrue statement of a material fact or will omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not materially misleading.

                  (c) There is no material fact Known to Seller which has specific application to Seller (other than general economic or industry conditions) and which materially adversely affects the Business or any of the Acquisition Assets which has not been set forth in this Agreement or the Disclosure Letter.

                  3.15 BROKERS OR FINDERS. Seller has not incurred any liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other like payment in connection with this Agreement the liability for which could pass to the Buyer, and Seller will indemnify and hold Buyer harmless from any such payment alleged to be due by or through Seller as a result of the action of Seller.

                  3.16 BUSINESS ASSETS. Except for (a) licenses, permits, approvals, authorizations and similar rights which are not transferable to Buyer, (b) such assets, disclosed in Schedule 3.16, as may be held under lease or license which are not transferable to Buyer without the consent of the lessor or licensor, and (c) the Excluded Assets, all material properties, interests, contracts, assets, licenses, transferable permits, rights and franchises (of every kind, nature, character and description, real, personal or mixed, tangible or intangible, whether or not reflected in the Balance Sheet) utilized by Seller are included in the Acquisition Assets and are either owned by Seller or licensed or leased to Seller.

                  3.17     SEC FILINGS.

                  (a) Seller has delivered or made available to Buyer (i) Seller's annual reports on Form 10-K for its fiscal years ended December 31, 1999, 1998 and 1997, (ii) its proxy or information statements relating to meetings of stockholders since December 31, 1998, and (iii) all its other reports, statements, schedules and registration statements filed with the SEC under the Exchange Act or the Securities Act of 1933 since December 31, 1999 (the documents referred to in this Section 3.17, collectively, the "Seller SEC Documents").

                  (b) As of its filing date, each Seller SEC Document complied as to form in all material respects with the applicable requirements of the Exchange Act. As of its filing date, each Seller SEC Document did not contain any untrue statement of material fact or omit to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not materially misleading.

                  3.18 LIMITATION OCCASIONED BY BUYER'S AND/OR PARENT'S KNOWLEDGE. Reference is made to the fact that the Buyer and Parent and their agents have engaged in extensive due diligence studying the records, financial and otherwise, of the Business and Seller, and examining the Acquired Assets. If in the course of all of the aforesaid examinations, and as a result thereof, the Buyer and Parent have gained Knowledge that any of the representations or warranties of Seller pursuant to this Agreement, or the Disclosure Letter or Schedules hereto, are inaccurate in any material respect, then, in that event, and to the extent thereof, said representations or warranties (and any information reported on the Disclosure Letter or the Schedules) shall not be the basis of any claim for monetary damages or indemnification of any kind against Seller. For purposes of this Section 3.18, the Buyer's and Parent's Knowledge shall mean the actual knowledge of

Buyer's and Parent's current officers, directors, executive employees or their attorneys in respect of facts disclosed in written materials provided by Seller (or its agents and attorneys) to Buyer and/or Parent (or its agents and attorneys) or reviewed by Buyer and/or Parent (or its agents and attorneys) in connection with this Agreement or the Contemplated Transactions.

                  3.19 DISCLAIMER OR OTHER REPRESENTATIONS AND WARRANTIES. Except as expressly set forth in this Article 3, Seller makes no representation or warranty, expressed or implied, including, without limitation, any representation or warranty in respect of the Business, the Acquisition Assets, the Assumed Contracts or the Assumed Liabilities.

         4.       REPRESENTATIONS AND WARRANTIES BY BUYER AND PARENT.

                  Buyer and Parent hereby jointly and severally represent and warrant to Seller as follows:

                  4.1 ORGANIZATION AND GOOD STANDING. Each of Buyer and Parent is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation.

                  4.2  AUTHORITY; NO CONFLICT.

                  (a) This Agreement has been duly authorized, executed, and delivered by Buyer and Parent and constitutes the legal, valid and binding obligations of Buyer and Parent enforceable against each of Buyer and Parent in accordance with its terms except as enforceability is limited by (i) principles of equity that may restrict the availability of specific performance and other equitable remedies (whether such enforceability is considered in a proceeding in equity or at law) and (ii) bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance, fraudulent transfer and other laws applicable to creditor's rights generally.

                  (b) Buyer has full corporate power, authority and capacity to execute and deliver this Agreement and to perform its obligations hereunder. Neither the execution and delivery of this Agreement by Buyer, nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly:

                                    (i)     violate or conflict with (A) any
                                            provision of the Organizational
                                            Documents of Buyer, or (B) any
                                            resolution adopted by the board of
                                            directors or the stockholders of
                                            Buyer;

                                    (ii)    violate or conflict with (with or
                                            without notice or lapse of time or
                                            both) any provision of any Legal
                                            Requirement or any Order binding
                                            upon Buyer; or

                                    (iii)   result in a breach of, or constitute
                                            a default under (or with notice or
                                            lapse of time, or both, result in a
                                            breach of or constitute a default
                                            under) or otherwise give any Person
                                            the right to terminate any Contract
                                            to which Buyer is a Party or by
                                            which Buyer is bound and is material
                                            to the business or financial
                                            condition of Buyer.

Buyer is not required, nor will it be required, to give prior notice to, or obtain any Consent from, any Person or Governmental Body in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions, except for such notice or consents that will not impair the ability of Buyer to execute and deliver this Agreement or perform any of the Contemplated Transactions.

                  (c) Parent has full corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder. Neither the execution and delivery of this Agreement by Parent, nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly:

                                    (i)     violate or conflict with (A) any
                                            provision of the Organizational
                                            Documents of Parent, or (B) any
                                            resolution adopted by the board of
                                            directors or the stockholders of
                                            Parent;

                                    (ii)    violate or conflict with (with or
                                            without notice or lapse of time or
                                            both) any provision of any Legal
                                            Requirement or any Order binding
                                            upon Parent; or

                                    (iii)   result in a breach of, or constitute
                                            a default under (or with notice or
                                            lapse of time, or both, result in a
                                            breach of or constitute a default
                                            under) or otherwise give any Person
                                            the right to terminate any Contract
                                            to which Parent is a Party or by
                                            which Parent is bound and is
                                            material to the business or
                                            financial condition of Parent.

Parent is not required, nor will it be required, to give prior notice to, or obtain any Consent of, any Person or Governmental Body in connection with the execution and delivery of this Agreement or the consummation of the Contemplated Transactions, except for registration of the Reimbursement Shares for trading on the London Stock Exchange, and for such notice or consents that will not impair the ability of Parent to execute and deliver this Agreement or perform any of the Contemplated Transactions.

                  4.3 LEGAL PROCEEDINGS; ORDERS. There is no pending Proceeding that has been commenced by or against Buyer or Parent that challenges, or that reasonably could be expected to make illegal or otherwise interfere with, any of the Contemplated Transactions. To the Knowledge of Buyer and/or Parent, (1) no such Proceeding has been Threatened and (2) no event has occurred, and no condition or circumstance exists, that reasonably could be expected to give rise to or serve as a basis for the commencement of any such Proceeding.

                  4.4 BROKERS OR FINDERS. Neither Buyer nor Parent has incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other like payment in connection with this Agreement the liability for which could pass to Seller and Buyer, and Parent will, jointly and severally, indemnify and hold Seller harmless from any such payment alleged to be due by or through Seller as a result of the action of Buyer or Parent.

                  4.5 DISCLAIMER OF OTHER REPRESENTATIONS AND WARRANTIES. Except as expressly set forth in this Article 4, neither Buyer nor Parent makes any representation or warranty, expressed or implied.

         5. CONDITIONS PRECEDENT TO THE OBLIGATIONS OF BUYER AND PARENT. The obligations of Buyer and Parent to effect the Contemplated Transactions under this Agreement at the Closing are subject to the fulfillment on or prior to the Closing Date of the following conditions, any one or more of which may be waived in whole or in part by Buyer:

                  5.1 REPRESENTATION AND WARRANTIES TRUE. Except for changes expressly contemplated by this Agreement, the representations and warranties of Seller contained in this Agreement and the Disclosure Letter (without giving effect to any updating or corrective information provided pursuant to Section
7.4 or otherwise) shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing Date as if made on such date, and Seller shall have delivered to Buyer a certificate, executed by Seller and dated the Closing Date, to the foregoing effect.

                  5.2 SELLER'S PERFORMANCE. Seller shall have performed and complied in all material aspects with all covenants and agreements required by this Agreement to be performed or complied with by it on or before the Closing Date. At the Closing, Seller shall have delivered to Buyer a certificate, dated the Closing Date, to the foregoing effect.

                  5.3 OPINION OF SELLER'S COUNSEL. Seller shall have delivered to Buyer an opinion of Paul, Hastings, Janofsky & Walker LLP, counsel to Seller, dated the Closing Date, substantially in the form of Exhibit 5.3.

                  5.4 DELIVERY OF SECRETARY'S CERTIFICATE. Seller shall have delivered to Buyer a certificate of the Secretary of Seller relating to the incumbency and corporate proceedings in connection with the execution, delivery and performance of this Agreement and the consummation of the Contemplated Transactions, together with copies of the resolutions duly adopted by Seller's Board of Directors and stockholders authorizing the execution, delivery and performance of this Agreement and the consummation of the Contemplated Transactions.

                  5.5 NO PROHIBITION OF TRANSACTION. No Proceeding or regulation or legislation shall have been instituted or Threatened before, nor any Order issued by, any Governmental Body to enjoin, restrain, prohibit or obtain substantial damages in respect of, or which is related to, or arises out of, this Agreement or the consummation of the Contemplated Transactions.

                  5.6 COMPLIANCE WITH LAW. There shall have been obtained any and all permits, approvals and consents of any Governmental Body necessary so that consummation of the Contemplated Transactions will be in compliance with applicable Legal Requirements.

                  5.7 DOCUMENTATION AND CONSENTS. Seller shall have delivered all assignments, consents, waivers, approvals and other documents, certificates and instruments as set forth on Schedule 5.7 for the purpose of (a) evidencing the accuracy and completeness of any representations or warranties (as and to the extent required by Section 5.1, above), the performance of any covenants and agreements of Seller, or the satisfaction of any conditions, all as contained or referred to in this Agreement or (b) effectuating or confirming the conveyance and transfer of the Acquisition Assets to Buyer, including, without limitation, any consent or approval required to enable Buyer to enjoy, on materially the same terms as enjoyed by Seller, the benefit of any Assumed Contract or Governmental Authorization (other than such Governmental Authorizations as described in clause (c) below). If there is in existence any Governmental Authorization that (c) by its terms or applicable Legal Requirements, expires, terminates, or is otherwise rendered invalid upon the transfer of the Acquisition Assets to the Buyer, and (d) is required in order for the Buyer to continue to conduct the Business following the transfer of the Acquisition Assets in the same manner as conducted immediately prior to the Closing, Seller shall use its Best Efforts to obtain and furnish to Buyer an equivalent of that Governmental Authorization, effective as of and after the Closing Date. Nothing in this Agreement shall be construed to require Buyer to agree to any modification of an Assumed Contract or Governmental Authorization, or otherwise to incur any obligation or detriment as a condition of any Consent required under this Section 5.7 (except for obligations or conditions stated in writing on any such Assumed Contract or Governmental Authorization as enjoyed by Seller as of the date of this Agreement).

                  5.8 FIVE YEAR COVENANT AGAINST COMPETITION. Buyer shall have received the Non-Competition Agreement executed by Seller and Sepracor, Inc. in the form of Exhibit 2.8(a)(ix) hereto.

                  5.9 EMPLOYMENT AGREEMENTS. Each of John F. McGuire, James B. Murphy and Peter C. Sutcliffe shall have executed and delivered to Buyer employment agreements (the "Employment Agreements") in the form of Exhibit 5.9 hereto.

                  5.10 CORESEP REPRESENTATION. Buyer shall have received a representation letter from CoreSep Inc. substantially in the form of Exhibit
5.10 hereto.

         6. CONDITIONS PRECEDENT TO THE OBLIGATIONS OF SELLER. The obligations of Seller under this Agreement to effect the Contemplated Transactions at the Closing are subject to the fulfillment on or prior to the Closing Date of the following conditions, any one or more of which may be waived in whole or in part by Seller in writing:

                  6.1 REPRESENTATIONS AND WARRANTIES TRUE AT THE CLOSING DATE. The representations and warranties of Buyer and Parent contained in Article 4 of this Agreement shall have been true and correct when made and true and correct in all material respects as of the Closing Date as if made on the Closing Date, and Buyer and Parent shall have delivered to Seller certificates, executed by executive officers of Buyer and/or Parent, to the foregoing effect.

                  6.2 BUYER'S AND PARENT'S PERFORMANCE. Each of Buyer and Parent shall have performed and complied with all covenants and agreements required by this Agreement to be performed or complied with by it on or before the Closing Date. At the Closing, Buyer and Parent shall each have delivered to Seller a certificate, signed by executive officers of Buyer and/or Parent and dated as of the Closing Date, to the foregoing effect.

                  6.3 OPINION OF BUYER'S AND PARENT'S COUNSEL. Buyer and Parent shall have delivered to Seller an opinion of Eckert Seamans Cherin & Mellott, counsel to Buyer and Parent, dated the Closing Date, substantially in the form of Exhibit 6.3.

                  6.4 DELIVERY OF SECRETARY'S CERTIFICATE. Each of Buyer and Parent shall have delivered to Seller a certificate of the Secretary of such company relating to the incumbency and corporate proceedings in connection with the execution, delivery and performance of this Agreement and the consummation of the Contemplated Transactions, together with copies of the resolutions duly adopted by such company's Board of Directors and shareholders authorizing the execution, delivery and performance of this Agreement and the consummation of the Contemplated Transactions.

                  6.5 STOCKHOLDER APPROVAL OF AGREEMENT. The stockholders of Seller shall have approved a resolution ratifying and approving this Agreement and the consummation of the Contemplated Transactions and all provisions of
Section 14 of the Exchange Act regarding stockholder notice shall have been complied with.

                  6.6 TERMINATION OF RETENTION AGREEMENTS. Each of John F. McGuire, James B. Murphy and Peter C. Sutcliffe shall have executed and delivered to Seller a termination agreement (the "Termination Agreements") effectively terminating the Senior Management Retention Agreement between such person and the Seller and releasing Seller from all obligations thereunder.

                  6.7 OTHER AGREEMENTS. Buyer shall have executed and delivered to Seller the Assignment and Assumption Agreement in the form of Exhibit 2.7 and the Royalty Agreement in the form of Exhibit 2.8(b)(iii).

                  6.8 OPINION OF FINANCIAL ADVISOR. Seller shall have received an opinion of its financial advisor, addressed to its Board of Directors and dated the date of this Agreement, to the effect that, the Consideration is fair to the Seller, from a financial point of view, and such opinion shall not have been withdrawn or revoked or amended or modified in any material respect prior to the date of the proxy or information statement to be mailed to Seller's stockholders in connection with the Contemplated Transactions.

         7.       COVENANTS OF SELLER.

                  7.1 ACCESS AND INVESTIGATION. Subject to the terms of a certain Confidentiality Agreement dated October 16, 1998, attached hereto as
Exhibit 7.1, during the period from the date of this Agreement to the Closing Date, Seller shall, and shall cause its officers, employees, agents and representatives to, afford Buyer and its representatives (including legal counsel, financial and other advisors, consultants and independent accountants) reasonable access to Seller's personnel, properties, contracts, books and records and other documents and data in accordance with such procedures as are specified in such Confidentiality Agreement and without interference with Seller's business operations, and shall furnish Buyer with copies of documents and other information as Buyer shall, from time to time, reasonably request for the purpose of enabling Buyer to investigate the accuracy of the representations and warranties of Seller made in this Agreement.

                  7.2 OPERATION OF THE BUSINESS. During the period from the date of this Agreement to the Closing Date, Seller shall conduct the Business only in the Ordinary Course of Business and shall use its Best Efforts to (i) collect its receivables and pay its payables in a manner consistent with past practices;
(ii) maintain its books and records in accordance with GAAP consistent with its past practices; (iii) preserve intact its current business organization; (iv) keep available the services of its current officers, employees and agents; (v) maintain its relations and preserve substantially intact its business relationships with suppliers, customers, landlords, creditors, employees, agents and others having business relationships with it including the performance of obligations under Contracts and the maintenance of insurance; (vi) confer with Buyer concerning operational matters of material nature; and (vii) report periodically to Buyer concerning the status of the Business.

                  7.3 REQUIRED APPROVALS. Between the date of this Agreement and the Closing Date, Seller will reasonably cooperate, at Buyer's sole expense, with Buyer with respect to all filings that Buyer elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions.

                  7.4 NOTIFICATION. Between the date of this Agreement and the Closing Date, Seller will promptly notify Buyer in writing if it becomes aware of any fact or condition which makes materially untrue any representation or materially breaches any warranty made by Seller in this Agreement or the occurrence after the date of this Agreement and prior to the Closing Date of any material fact or condition that would (except as expressly contemplated by this Agreement) make materially untrue any such representation or materially breach any such warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. Should any such fact or condition require any change in the Disclosure Letter if such Letter were dated the date of the occurrence or discovery of any such fact or condition, Seller shall deliver to Buyer a Supplement to the Disclosure Letter specifying such change. During the same period, Seller will promptly notify Buyer of the occurrence of any material breach of any covenant of Seller set forth in this
Article 7 or of the occurrence of any event that may make the satisfaction of the conditions set forth in Article 5 impossible or unlikely.

                  7.5 NO NEGOTIATION. From the date of this Agreement until such time, if any, as this Agreement is terminated pursuant to Article 11, Seller shall not, and shall use its Best Efforts to cause its Related Persons not, to solicit offers from, or furnish information which is intended to encourage or to respond to any proposal of, any other potential buyer of the Acquisition Assets or the capital stock of the Seller, and Seller will notify Buyer promptly upon receiving any communication from any other Person relating to the acquisition of any such assets or stock; provided however, that nothing in this Agreement shall prohibit the Board of Directors of Seller from furnishing information to, or entering into discussions or negotiations with (i) any person that makes an unsolicited proposal regarding any of the foregoing if the Board of Directors determines, upon the written opinion of its counsel, that the failure to engage in such discussions or negotiations, or to provide such information, could be expected to be a breach of, or be inconsistent with, the fiduciary duties of Seller's Board of Directors under applicable law or (ii) any person regarding a merger or other business combination, or issuance of securities, involving Seller that would occur simultaneously with or subsequent to the Closing, subject to the condition that any such discussions or negotiations relate exclusively to assets and liabilities of Seller not being assumed by Buyer pursuant to this Agreement.

                  7.6 STOCKHOLDER APPROVAL. As soon as reasonably practicable after the execution of this Agreement, Seller shall call a meeting of its stockholders to vote upon a resolution, or shall otherwise seek to obtain the written consent of its stockholders, to approve this Agreement and the Contemplated Transactions and to change the corporate name of "HemaSure Inc." to "HMSR Inc." or such other corporate name as may be approved by the Seller's Board of Directors and its stockholders, effective as of the Closing Date.

                  7.7 BEST EFFORTS. Between the date of this Agreement and the Closing Date, Seller will use its Best Efforts to cause the conditions specified in Article 5 to be satisfied.

         8.       COVENANTS OF BUYER AND PARENT.

                  8.1 APPROVALS OF GOVERNMENTAL BODIES. As promptly as practicable after the date of this Agreement, Buyer and Parent will, and will cause each of their Related Persons to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Buyer and Parent will, and will use its Best Efforts to cause each Related Person to, (i) cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the contemplated Transactions, and (ii) cooperate with Seller in obtaining all consents identified in Schedule 5.7; provided that this Agreement will not require Buyer or Parent to dispose of or make any change in any portion of its business (including the Business conducted by Seller) or to incur any other financial burden to obtain a Governmental Authorization.

                  8.2 NOTIFICATION. Between the date of this Agreement and the Closing Date, Buyer will promptly notify Seller in writing if it becomes aware of any fact or condition which makes materially untrue any representation or materially breaches any warranty made by Buyer in this Agreement or if it becomes aware of the occurrence after the date of this Agreement and prior to the Closing Date of any fact or condition that would (except as expressly contemplated by this Agreement) make materially untrue any such representation or materially breach any such warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. During the same period, Buyer will promptly notify Seller of the occurrence of any material breach of any covenant of Buyer or Parent set forth in this Article 8 or of the occurrence of any event that may make the satisfaction of the conditions set forth in Article 6 impossible or unlikely.

                  8.3 BEST EFFORTS. Between the date of this Agreement and the Closing Date, Buyer will use its Best Efforts to cause the conditions specified in Article 6 hereof to be satisfied.

                  8.4 SELLER'S EMPLOYEES. Neither Buyer nor Parent shall take any action on or after the Closing Date with respect to the employment of any or all of Seller's employees that reasonably could be expected to result in any liability or obligation to Seller with respect to any such employees (including but not limited to any liability, obligation or notice requirements under the Worker Adjustment and Retraining Notification Act), and Buyer and Parent jointly covenant and agree to indemnify Seller for any such liability arising, directly or indirectly, as a result of any action on the part of Buyer and/or Parent on or after the Closing Date.

         9.       MUTUAL COVENANTS.

                  9.1 FURTHER ASSURANCES. Seller and Buyer will, upon request of the other party from time to time after the Closing, execute and deliver, and use its Best Efforts to cause other Persons to execute and deliver to the other all such further documents, instruments and assignments, and will do or use its reasonable efforts to cause to be done such other acts, as the other may reasonably request to consummate and make effective the Contemplated Transactions.

                  9.2 EXPENSES. Each party to this Agreement shall bear its respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel and accountants. In the case of termination of this Agreement, the obligation of each party to pay its own expenses shall be subject to any rights of such party arising from a breach of this Agreement by another party.

                  9.3 PUBLIC ANNOUNCEMENTS. Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions shall be issued, if at all, at such time and in such manner as reasonably agreed upon by both parties, save that any announcement required to be made or issued by either party by the Rules of the U.S. Securities and Exchange Commission or the London Stock Exchange or any other Legal Requirements may be made or issued by such party without such approval if it has first sought such approval and given the other party a reasonable opportunity to comment on the subject matter and the form of the announcement. Seller shall promptly provide such information and comment as Buyer may from time to time reasonably request in respect of Buyer's communications with its shareholders in relation to the Contemplated Transactions. Unless consented to by the other party in advance or required by Legal Requirements, prior to the Closing each party shall keep the provisions of this Agreement strictly confidential and make no disclosure thereof to any Person. Seller and Buyer will consult with each other concerning the means by which Seller's employees, customers and suppliers and others having dealings with Seller will be informed of the Contemplated Transactions.

                  9.4 BOOKS AND RECORDS. Neither Buyer nor Seller shall, within five (5) years after the Closing Date, or with respect to Tax records, within the later of six (6) years or the applicable statute of limitations as extended, dispose of or destroy any business records or files related to the Acquisition Assets which it possesses for periods prior to the Closing Date without first offering to turn over possession thereof to the other party by written notice at least 30 days prior to the proposed dates of such disposition or destruction. From and after the Closing Date for the periods specified above, such records shall be made available for inspection and copying at all reasonable times to the extent reasonably required by the requesting party for its legitimate business purposes.

                  9.5 TAXES. Buyer and Seller agree to cooperate to determine the amount of sales, transfer or other Taxes payable in connection with the Contemplated Transactions ("Transaction Taxes"). Payment of all such Transaction Taxes shall be the responsibility of the party which is required by applicable law to pay such Transaction Taxes. The returns for such Transaction Taxes shall be filed with the appropriate Taxing authorities by the party responsible to pay such Transaction Tax. Buyer shall cooperate with Seller and provide to Seller any certificates or other documents Seller may reasonably request to perfect any applicable exemption from any such Transaction Taxes.

         10.      INDEMNIFICATION.

                  10.1 SURVIVAL; TIME LIMITATIONS. All representations, warranties and obligations contained in this Agreement or in any certificate delivered pursuant to this Agreement shall survive the Closing as provided herein. If the Closing occurs, no party hereto shall have any liability (for indemnification or otherwise) with respect to any obligation to be performed and complied with by such party prior to the Closing Date or any representation or warranty of such party, except for the representations and warranties provided for in Sections 3.1, 3.2, 3.3, 3.15, 4.1, 4.2 and 4.4 (which shall survive the Closing and continue in full force and effect for the full period of the applicable statute of limitations), unless on or before the date that is 24 months after the Closing Date, a party is given notice asserting a claim with respect thereto and specifying the factual basis of that claim in reasonable detail to the extent then known by the party asserting such claim. A claim for indemnification not based upon any representation or warranty or obligation to be performed and complied with prior to the Closing Date may be made at any time, subject to the applicable statute of limitations.

                  10.2 INDEMNIFICATION BY SELLER. Subject to the provisions of Sections 10.1 and 10.4, if Closing shall occur, Seller shall indemnify and hold harmless Buyer and its Related Persons (collectively, the "Indemnified Buyer"), and shall reimburse the Indemnified Buyer for, any loss, liability, claim, damage, expense (including, but not limited to, costs of investigation and defense and reasonable attorneys fees) whether or not involving a third-party claim (collectively, "Damages") arising from or in connection with (a) any inaccuracy in any of the representations and warranties of Seller in this Agreement or in any certificate delivered by Seller pursuant to this Agreement,
(b) any failure by Seller to perform or comply with any obligation in this Agreement, (c) any Retained Liability, (d) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by any such Person with Seller (or any Person acting on its behalf) in connection with any of the Contemplated Transactions; or (e) the enforcement of Buyer's rights under this Section 10.2. It is further agreed that Buyer's rights to indemnification with respect to any Retained Liability shall remain in full force and effect indefinitely.

                  10.3 INDEMNIFICATION BY BUYER AND PARENT. Subject to the provisions of Sections 10.1 and 10.5, if Closing occurs, Buyer and Parent, respectively, shall, severally and not jointly, indemnify and hold harmless Seller and its Related Persons (collectively, the "Indemnified Seller"), and shall reimburse the Indemnified Seller for, any Damages arising from or in connection with (a) any inaccuracy in any of the respective representations and warranties of Buyer and Parent in this Agreement or in any certificate delivered by Buyer or

Parent pursuant to this Agreement, (b) any failure by Buyer or Parent, respectively, to perform or comply with any of its respective obligations in this Agreement, (c) except as to Parent, any Assumed Liability; (d) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such Person with Buyer or Parent (or any Person acting on either of their behalf) in connection with any of the Contemplated Transactions; or (e) the enforcement of Seller's rights against Buyer or Parent, respectively, under this Section 10.3. It is further agreed that Seller's rights to indemnification from Buyer with respect to any Assumed Liability shall remain in full force and effect indefinitely.

                  10.4 LIMITATIONS AS TO SELLER'S LIABILITY. (a) Seller shall have no liability (for indemnification or otherwise) with respect to the matters described in clause 10.2(a) or, to the extent relating to any failure to perform or comply prior to the Closing Date, clause 10.2(b) herein until the total of all Damages with respect thereto exceeds $125,000 and then only for the amount by which such Damages exceed $125,000. For purposes of determining whether such limits have been exceeded, the representations and warranties contained in this Agreement shall be read without regard to any conditions on materiality set forth therein. However, this Section 10.4 shall not apply to breach of any representation or warranty made in Sections 3.1, 3.2 or 3.3, any intentional misrepresentation or breach of warranty, any intentional failure to perform or comply with any obligation in this Agreement, nor to the matters described in clauses 10.2(c), (d) and (e), and Seller shall be liable for all Damages with respect thereto.

                  (b) Notwithstanding anything to the contrary herein, the liability of Seller to Buyer under this Article 10 for all indemnified losses
(i) shall not exceed, in the aggregate, $4 million, except to the extent that such liability is based upon (A) any Retained Liability, or (B) Seller's fraud, bad faith or willful misconduct in connection with this Agreement, in which case Seller's potential liability shall not be limited, and (ii) shall be satisfied entirely by way of reduction of amounts payable by Buyer under the Royalty Agreement, and Seller shall have no other obligation to pay any amount to Buyer under this Article 10, except to the extent that such liability is based upon
(A) any matter described in clauses 10.2(b), (c) or (d), or (B) any enforcement by Buyer of its rights under clauses 10.2(b), (c) or (d) as provided in clause 10.2(e), as to all of which Seller's liability to Buyer for indemnification under this Section 10 shall be payable in cash.

                  10.5 LIMITATIONS AS TO AMOUNT - BUYER AND PARENT. (a) Buyer and Parent shall have no liability (for indemnification or otherwise) with respect to the matters described in clause 10.3(a) or, to the extent relating to any failure to perform or comply prior to the Closing Date, 10.3(b) until the total of all Damages with respect thereto exceeds $125,000 and then only for the amount by which such Damages exceed $125,000. However, this Section 10.5 shall not apply to any breach of any representation or warranty made in Sections 4.1,
4.2 or 4.4, any intentional misrepresentation or breach of warranty, any intentional failure to perform or comply with any obligation in this Agreement, nor to the matters described in clauses 10.3(c), (d) and (e) or to non-payment of all or any part of the Purchase Price, and, subject to the last sentence in
Section 10.3, Buyer and Parent shall be liable for all Damages with respect thereto.

                  (b) Notwithstanding anything to the contrary herein, the liability of Buyer and Parent to Seller under this Article 10 for all indemnified losses shall not exceed, in the aggregate, $4 million, except to the extent that such liability is based upon (A) any Assumed Liability, or (B) Buyer's or Parent's fraud, bad faith or willful misconduct in connection with this Agreement, in which case Buyer's or Parent's potential liability shall not be limited.

                  10.6 PROCEDURE FOR INDEMNIFICATION -- THIRD PARTY CLAIMS. Promptly after receipt by either an Indemnified Seller or an Indemnified Buyer (either, an "Indemnified Person") under Section 10.2 or 10.3 of notice of the commencement of any Proceeding against it, such Indemnified Person shall give notice to the other party (the "Indemnifying Person") of the commencement thereof, but (subject to Section 10.1) the failure so to notify Indemnifying Person shall not relieve it of any liability that it may have to any Indemnified Person except to the extent Indemnifying Person is prejudiced thereby. In case any such Proceeding shall be brought against an Indemnified Person and it shall give notice to Indemnifying Person of the commencement thereof, Indemnifying Person shall have thirty (30) days from the date of such notification (the "Notice Period") to notify Indemnified

Person whether or not it disputes the liability of the Indemnifying Person to the Indemnified Person hereunder with respect to such claim. In the event the Indemnifying Person notifies the Indemnified Person within the Notice Period that it does not dispute the liability of the Indemnifying Person to the Indemnified Person with respect to such claim, then, unless the claim involves Taxes, the Indemnifying Person shall be entitled to participate therein and, to the extent that it shall wish (unless (i) Indemnifying Person is also a party to such Proceeding and the Indemnified Person determines in good faith that joint representations would be inappropriate or (ii) Indemnifying Person fails to provide reasonable assurance to the Indemnified Person of its financial capacity to defend such Proceeding and provide indemnification with respect thereto), to assume the defense thereof with counsel selected by such Indemnifying Person and reasonably satisfactory to such Indemnified Person and, after notice from Indemnifying Person to such Indemnified Person of its election so to assume the defense thereof, the Indemnifying Person shall not be liable to such Indemnified Person under such Section for any fees of other counsel or any other expenses with respect to the defense of such Proceeding, in each case subsequently incurred by such Indemnified Person in connection with the defense thereof, other than reasonable costs of investigation. If an Indemnifying Person assumes the defense of such a Proceeding, (a) no compromise or settlement thereof may be effected by Indemnifying Person without the Indemnified Person's consent unless
(i) there is no finding or admission of any violation of Legal Requirements or any violation of the rights of any Person and no effect on any other claims that may be made against the Indemnified Person and (ii) the sole relief provided is monetary damages that are paid in full by Indemnifying Person and (b) the Indemnifying Person shall have no liability with respect to any compromise or settlement thereof effected without its consent. If notice is given to an Indemnifying Person of the commencement of any Proceeding and it does not, within ten days after the Indemnified Person's notice is given, give notice to the Indemnified Person of its election to assume the defense thereof, Indemnifying Person shall be bound by any determination made in such action or any compromise or settlement thereof effected by the Indemnified Person.

                       Notwithstanding the foregoing, if an Indemnified Person determines in good faith that there is a reasonable probability that a Proceeding may adversely affect it or its affiliates other than as a result of monetary damages, such Indemnified Person may, by notice to Indemnifying Person, assume the exclusive right to defend, compromise or settle such Proceeding, but Indemnifying Person shall not be bound by any determination of a Proceeding so defended or any compromise or settlement thereof effected without its consent (which shall not be unreasonably withheld).

                  10.7 OTHER BENEFITS AND DETRIMENTS. In determining the amount of any Damages, the amount of such Damages shall be reduced by the net effect of any Tax deduction or other benefit, insurance proceeds or other similar recovery, detriment or offset actually realized by the Indemnified Person that are directly attributable to the Damages received by such Indemnified Person under this Article 10.

         11.      TERMINATION OF AGREEMENT.

                  11.1 TERMINATION EVENTS. Subject to the provisions of Section 11.2, this Agreement may, by written notice given prior to the Closing in the manner hereinafter provided, be terminated in the following circumstances (each, a "Termination Event"):

                           (a) by either Buyer or Parent, on the one hand, or Seller, on the other hand, if a material default or breach shall be made by the other party hereto with respect to the due and timely performance of any of its covenants and agreements contained herein, or with respect to the due compliance with any of its representations, warranties or covenants, and such default cannot be cured or has not been cured within twenty (20) business days after receipt of written notice thereof by the party seeking termination and such default or breach has not been waived;

                           (b)      (i)     by Buyer if all of the conditions
                                            set forth in Article 5 shall not
                                            have been satisfied by the
                                            Termination Date, or if satisfaction
                                            of such a condition is or becomes
                                            impossible, other than through
                                            failure of Buyer or Parent to
                                            fully comply with their respective
                                            obligations hereunder, and shall not
                                            have been waived by Buyer on or
                                            before such date; or

                                    (ii)    by Seller, if (A) all of the
                                            conditions set forth in Article 6
                                            shall not have been satisfied by the
                                            Termination Date, or if satisfaction
                                            of such a condition is or becomes
                                            impossible, other than through
                                            failure of Seller to fully comply
                                            with its obligations hereunder, and
                                            shall not have been waived by Seller
                                            on or before such date, or (B) if
                                            the Board of Directors of Seller
                                            determines, upon the written opinion
                                            of Seller's counsel, that the
                                            failure to terminate this Agreement
                                            could be expected to be a breach of,
                                            or be inconsistent with, the
                                            fiduciary duties of the Board of
                                            Directors of Seller under applicable
                                            law;

                                (c) by mutual consent of Buyer and Seller; or

                           (d) by either Buyer or Seller if the Closing shall not have occurred, other than through failure of any such party to fulfill its obligations hereunder, on or before the Termination Date, or such later date as may be agreed upon by the parties.

Each party's right of termination under this Article 11 is in addition to any other rights it may have under this Agreement or otherwise and the exercise of a right of termination shall not be an election of remedies.

                  11.2 EFFECT OF TERMINATION; DAMAGES FOR TERMINATION. In the event this Agreement is terminated pursuant to Section 11.1, all further obligations of the parties hereunder shall terminate, except that the obligations set forth in Sections 9.2 and 9.3 shall survive; provided that, notwithstanding anything in this Agreement to the contrary, if this Agreement is terminated by a party because one or more of the conditions to such party's obligations hereunder is not satisfied as a result of the other party's bad faith failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies for breach of contract or otherwise, including, without limitation, damages relating thereto, shall survive such termination unimpaired. Notwithstanding anything to the contrary in this Agreement, in the event that Seller shall terminate this Agreement pursuant to the terms of Section 11.1(b)(ii)(B) of this Agreement, Seller shall pay to Buyer in cash not later than the ten (10) business days after Seller shall have given notice of such termination to Buyer, the sum of Five Hundred Thousand Dollars ($500,000.00) as liquidated damages for such termination.

         12. PARENT OBLIGATION AND GUARANTEE. Subject to the final sentence of this Article 12, Parent unconditionally and absolutely guarantees to Seller the prompt and complete payment and performance of all of the present and future obligations of Buyer and its successors and assigns under and in connection with this Agreement and/or any other certificate or document delivered pursuant to or in connection herewith, including without limitation the payment when due of any monies to be paid by Buyer to Seller under this Agreement or the Royalty Agreement. The validity of this Guarantee shall not be impaired or effected by
(a) any extension, modification or renewal of the guaranteed obligations or any part thereof or any agreement related thereto; (b) any failure or omission to enforce any right, power or remedy with respect to the guaranteed obligations or any part thereof or any agreement related thereto; or (c) a waiver of any right, power or remedy or any default with respect to the guaranteed obligations or any part thereof or any or any agreement related thereto. Notwithstanding anything herein to the contrary, the provisions of this Article 12 shall not be applicable to, and Parent shall have no obligation with respect to, any liability or obligation of Buyer under this Agreement or the Assignment and Assumption Agreement, except for all liabilities and obligations of Buyer arising under any of (i) Sections 2.3, 2.4, 2.5, 2.7(a)(ii), 2.7(a)(iii) or 2.7(a)(iv) of this Agreement, or (ii) any of the Assumed Contracts listed in
Schedule 3.2 to a maximum amount of $2 million per Assumed Contract; but, as to clause (ii), only if a party to such Assumed Contract requires Parent's guarantee as a condition to granting its consent to the assignment of such Assumed Contract to Buyer.

         13.      MISCELLANEOUS.

                  13.1 NOTICES. All notices, consents and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when (a) delivered by hand, (b) sent by telecopier (with receipt confirmed), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by Express Mail, Federal Express or other express delivery service (receipt requested), or courier in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate as to itself by notice to the other parties):

         Seller:                HemaSure Inc.
                                         140 Locke Drive
                                         Marlborough, MA  01752
                                         Attention:  Chairman of the Board

             With Required
                Copy to:                 Luke P. Iovine, III, Esq.
                                         Paul, Hastings, Janofsky & Walker LLP
                                         399 Park Avenue
                                         Thirty-First Floor
                                         New York, New York 10022

         Buyer:                 Whatman Bioscience Inc.
                                         c/o Whatman plc
                                         Whatman House
                                         20/20 Maidstone
                                         Maidstone, Kent
                                         ENGLAND
                                         Attention:  The Company Secretary

         Parent:                Whatman plc
                                         Whatman House
                                         20/20 Maidstone
                                         Maidstone, Kent
                                         ENGLAND
                                         Attention:  The Company Secretary

             With Required
                Copy to: Joseph J. Connolly, Esquire Eckert Seamans Cherin & Mellott 1515 Market Street, 9th Floor
                                         Philadelphia, PA 19102

                  13.2 JURISDICTION; SERVICE OF PROCESS. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the Commonwealth of Massachusetts or the United States District Court for the District of Massachusetts, and each of the parties hereby consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world as provided under the laws of the Commonwealth of Massachusetts.

                  13.3 WAIVER. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay on the part of any party in exercising any right, power or privilege under this Agreement or the documents referred to herein shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (i) no claim or right arising out of this Agreement or the documents referred to herein can be discharged by one party hereto, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party hereto; (ii) no waiver which may be given by a party hereto shall be applicable except in the specific instance for which it is given; and (iii) no notice to or demand on one party hereto shall be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to herein.

                  13.4 ENTIRE AGREEMENT AND MODIFICATION. This Agreement supersedes all prior agreements among the parties with respect to its subject matter and is intended (with the documents referred to herein) as a complete and exclusive statement of the terms of the agreement among the parties with respect thereto. This Agreement may not be modified or amended except by a written agreement executed by all of the signatories hereto.

                  13.5 ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS. This Agreement may not be assigned by either party without the prior consent of the other party. This Agreement shall apply to and be binding in all respects upon, and shall inure to the benefit of, the successors and permitted assigns of the parties hereto. Nothing expressed or referred to in this Agreement is intended or shall be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement, or any provision hereof, it being the intention of the parties hereto that this Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement, their successors and assigns, and for the benefit of no other Person.

                  13.6 SECTION HEADINGS, CONSTRUCTION. The headings of Sections contained in this Agreement are provided for convenience only. They form no part of this Agreement and shall not affect its construction or interpretation. All references to Sections in this Agreement refer to the corresponding Sections of this Agreement. All words used herein shall be construed to be of such gender or number as the circumstances require. Unless otherwise specifically noted, the words "herein," "hereof," "hereby," "hereinabove," "hereinbelow," "hereunder," and words of similar import, refer to this Agreement as a whole and not to any particular Section, subsection, paragraph, clause or other subdivision hereof.

                  13.7 GOVERNING LAW. This Agreement shall be governed by, and construed under, the laws of the Commonwealth of Massachusetts without regard to the conflicts of laws principles of any jurisdiction, all rights and remedies being governed by such laws.

                  13.8 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original copy of this Agreement, and all of which, when taken together, shall be deemed to constitute but one and the same agreement.


                        [SIGNATURES APPEAR ON NEXT PAGE]

          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed on the day and year first above written.


                                        WHATMAN BIOSCIENCE INC.


                                        By: /s/ David Smith
                                        Name:  David Smith
                                        Title:  Chief Executive

ATTEST:


-------------------------
Secretary


                                        WHATMAN PLC


                                        By: /s/ David Smith
                                        Name:  David Smith
                                        Title:  Chief Executive

ATTEST:


-------------------------
Secretary


                                        HEMASURE INC.


                                        By: /s/ Timothy J. Barberich
                                        Name:  Timothy J. Barberich
                                        Title:  Chairman

ATTEST:

-------------------------
Secretary

                                   Schedules
                                   ---------


A        Description of Business and Products

2.1      Acquisition Assets

         (a)      Leasehold interests

         (b)      Fixed assets

         (d)      Assumed Contracts

         (g)      Intellectual Property Assets

         (h)      Intangible Rights

2.2      Excluded Assets

2.5      Allocation of Purchase Price

3.1      Subsidiaries and Excluded Assets of Subsidiaries

3.2      Consents

3.3      Encumbrances

3.4      Financial Statements

3.5      Undisclosed Liabilities

3.6      Benefit Plans

         (a)      List of Plans

         (b)      List of employment agreements

         (c)      Multi-employer plans

         (d)      Summary Plan descriptions

3.7      Compliance with Legal Requirements

3.8      Legal Proceedings

3.9      Certain Changes and Events

3.10     Material Contracts

3.11     Employees

3.12     Labor Disputes

3.13     Intellectual Property

         (a)      IP Agreements

         (c)      Patents

         (d)      Trademarks

         (e)      Copyrights

3.16     Business Assets

5.7      Required Consents

                                    Exhibits
                                    --------


2.7               Assignment and Assumption Agreement

2.8(a)(i)         Form of Estoppel Letter

2.8(a)(iii)       Bill of Sale and Assignment

2.8(a)(iv)        Trademark Assignment

2.8(a)(v)         Patent Assignments

2.8(a)(ix)        Non-Competition Agreement

2.8(b)(iii)       Royalty Agreement

5.3               Opinion Letter of Seller's Counsel

5.9               Employment Agreements

5.10              CoreSep Representation Letter

6.3               Opinion Letter of Buyer's and Parent's Counsel

7.1               Confidential Agreement