Form 10-Q
period 2001-06-30
HMSR INC
filed 2001-08-14
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
       (Mark One)
       [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  June 30, 2001

                                       ......................................

                                       OR

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................  to....................

Commission file number  0-23776
                        .................................................
                                   HMSR Inc.
            .......................................................
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-3216862
    .............................                 .............................
     (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

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

                                  HemaSure Inc.
            ........................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $.01 per share               18,891,897
      --------------------------------------             --------------
                    Class                       Outstanding at August 3, 2001

HMSR Inc.
                                      INDEX
                                      -----
                                                                       Page
                                                                       ----
PART I        Financial Information

Item 1.  Financial Statements.................................................1

         Consolidated Balance Sheets at June 30, 2001
         and December 31, 2000................................................1

         Consolidated Statements of Operations for the Three and
         Six Month Periods Ended June 30, 2001 and 2000.......................2

         Consolidated Statements of Cash Flows for the Six Month Periods
         Ended June 30, 2001 and 2000.........................................3

         Notes to Consolidated Financial Statements...........................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................6

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.........................................................10


PART II       Other Information

Item 1.  Legal Proceedings...................................................11

Item 2.  Changes in Securities and Use of Proceeds...........................12

Item 3.  Defaults Upon Senior Securities.....................................12

Item 4.  Submission of Matters to a Vote of Security Holders.................12

Item 5.  Other Information...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures..................................................................S-1

                         Part I - FINANCIAL INFORMATION
Item  1.      Financial Statements
                       HMSR Inc. (Formerly HemaSure Inc.)
                           Consolidated Balance Sheets
                                   (Unaudited)

(In thousands, except par value amounts)

                                                                        June 30, 2001   December 31, 2000
                                                                        -------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 10,795             $ 3,215
  Marketable securities                                                             -               5,463
  Reimbursement receivable                                                      6,956                   -
  Prepaid expenses                                                                109                  41
                                                                             --------            --------

  Total current assets                                                         17,860               8,719

Other assets                                                                        7                   8
Net assets of discontinued operations (Note 3)                                      -               3,391
                                                                            ---------            --------

  Total assets                                                               $ 17,867            $ 12,118
                                                                            =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $ 555                $ 60
  Accrued contract liability                                                      647                 647
  Accrued professional fees                                                       207                  87
  Other accrued expenses                                                          124                 209
                                                                            ---------            --------
 Total current liabilities                                                      1,533               1,003

Net liabilities of discontinued operations (Note 3)                               383                   -

Stockholders' equity:
  Preferred stock, $0.01 par value, 1000 shares authorized, no shares issued or outstanding
  Common stock, 35,000 and 19,904 shares authorized and issued respectively, and 18,892 and 19,904 outstanding at June 30, 2001
     and December 31, 2000, respectively                                          199                 199
  Additional paid-in capital                                                  112,352             112,311
  Accumulated deficit                                                        (96,268)           (101,395)
  Treasury stock, 1,012 and 0 shares, at cost, at June 30, 2001                 (332)                   -
     and December 31, 2000, respectively
                                                                             --------             -------
 Total stockholders' equity                                                    15,951              11,115
                                                                            ---------            --------

 Total liabilities and stockholders' equity                                  $ 17,867            $ 12,118
                                                                            =========            ========

    The accompanying notes are an integral part of the financial statements.

                       HMSR Inc. (Formerly HemaSure Inc.)
                      Consolidated Statements of Operations
                    For the Three and Six Month Periods Ended
                             June 30, 2001 and 2000
                                  ( Unaudited )

(In thousands, except per share amounts)


                                                      Three-month periods                       Six-month periods
                                                          Ended June 30,                          Ended June 30,
                                                      2001               2000                2001               2000
                                                      ----               ----                ----               ----
Selling, general and administrative                 $  800             $  445              $  891             $  618
expenses

                                                     -----              -----               -----             ------
Loss from continuing operations                      (800)              (445)               (891)              (618)

Other income (expense):
  Interest income                                       60                327                 163                460
  Interest expense                                     (1)              (380)                 (1)              (754)
  Other income                                           -                  -                   -                 13
                                                    ------             ------              ------             ------


Net loss from continuing operations                  (741)              (498)               (729)              (899)
                                                     -----              -----               -----              -----

Discontinued operations:
  Loss from discontinued operations                (1,896)            (2,848)             (6,119)            (5,766)
  Gain from the sale of discontinued
   operations, net of taxes                         11,975                 -               11,975                  -
                                                    ------            ------               ------             ------

Net income (loss)                                   $9,338           $(3,346)              $5,127           $(6,665)
                                                    ======           ========              ======           ========

Net income (loss) per share - basic
and diluted:

  Continuing operations                            $(0.04)            $(0.03)             $(0.03)            $(0.05)
  Discontinued operations                             0.53             (0.14)                0.30             (0.31)

  Net income (loss) per share                        $0.49            $(0.17)               $0.27            $(0.36)
                                                     =====            =======             =======            =======

Weighted average number of shares of
common stock outstanding - basic and
diluted                                             18,892             19,652              19,250             18,346

    The accompanying notes are an integral part of the financial statements.

                       HMSR Inc. (Formerly HemaSure Inc.)

                      Consolidated Statements of Cash Flows

             For the Six Month Periods Ended June 30, 2001 and 2000

                                   (Unaudited)
(In thousands)


                                                                                                             Six Month Periods
                                                                                                               Ended June 30,
                                                                                                        2001                  2000
                                                                                                        ----                  ----

Cash flows from operating activities:
   Net loss from continuing operations                                                               $ (729)               $ (899)
   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
     Financing costs related to warrants                                                                   -                   512
     Accretion of marketable security discount                                                          (46)                  (57)
     Unearned compensation amoritization                                                                (41)                     -
   Changes in operating assets and liabilities:
     Prepaid expenses                                                                                   (68)                  (49)
     Accounts payable and accrued expenses                                                               530                 (463)
                                                                                                        ----                 -----
   Net cash used in operating activities                                                               (354)                 (956)
                                                                                                       -----                 -----
Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                                               (1,013)              (14,789)
  Sale of available-for-sale marketable securities                                                     6,523                     -
                                                                                                     -------              --------
  Net cash provided by (used in) investing activities                                                  5,510              (14,789)
                                                                                                     -------              --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                                  41                26,174
  Repayments of capital lease obligations                                                                  -                  (64)
                                                                                                    --------              --------
  Net cash provided by financing activities                                                               41                26,110
                                                                                                   ---------              --------
Net increase in cash and cash equivalents from continuing operations                                   5,197                10,365
Net proceeds from sale of discounted operations (net of $ 2,468 in expenses)                           7,532                     -
Net cash used in discontinued operations (Note 3)                                                    (5,149)               (8,073)
                                                                                                     -------               -------
Net increase in cash and cash equivalents                                                              7,580                 2,292
Cash and cash equivalents at beginning of period                                                       3,215                 5,243
                                                                                                    --------               -------

Cash and cash equivalents at end of period                                                          $ 10,795               $ 7,535
                                                                                                    --------               -------
  Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                           $     -                 $ 710
                                                                                                    --------                 -----

  Non-cash activities:
    Receipt of treasury stock in settlement of all obligations with a customer (Note 4)                $ 332                $    -
    Reimbursement receivable in connection with sale of discontinued operation                       $ 6,956                $    -



    The accompanying notes are an integral part of the financial statements.

                       HMSR Inc. (Formerly HemaSure Inc.)
                   Notes To Consolidated Financial Statements

1.       Basis of Presentation


         All references herein to the "Company" are to HMSR Inc. and its subsidiaries (formerly HemaSure Inc.). The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.


         The accompanying consolidated financial statements are unaudited and have been prepared on the basis of our red blood cell filtration business being presented as a discontinued operation and include all our accounts associated with such business operation. For comparative purposes, the consolidated statements of operations and related income (loss) per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations". The Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 reflect assets and liabilities related to the red blood cell filtration business as "Net assets/liabilities of discontinued operations". The Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 reflect separately cash flows from discontinued operations.

         Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2001 and 2000.

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

2.       Sale of the Non-Cash Assets of the Company and Name Change

         On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation ("Whatman") and a subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement").

         On June 6, 2001 the Company announced that the stockholders had voted in favor of the sale of the non-cash assets to Whatman and that it had changed its name to HMSR Inc. The name change was approved at the Extraordinary Stockholders Meeting on May 21, 2001.

         Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount, which the Company expects will be $6,956,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), such Reimbursement Amount expected to be paid to the Company during its third quarter of 2001, and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation, as described below under "Part II - Item 1 - Legal Proceedings."

         Subsequent to June 30, 2001, the Company received $5m of the Receivable Amount. The remaining balance is expected to be received before the end of the third quarter.

         After the receipt of the Reimbursement Amount but before any additional expenses of running the continued operations, the Company is expected to have approximately $17 million dollars in cash, cash equivalents and marketable securities before any potential future royalty payments and after the payment of all costs and expenses directly related to the closing of the transactions contemplated by the Purchase Agreement. The Company's board of directors is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing shareholder value following consummation of the transactions contemplated by the Purchase Agreement, which may include, among other alternatives, the merger of the Company with a private or public company or the liquidation or dissolution of the Company.

         In connection with the sale of its non-cash assets, the Company recorded a gain of approximately $11,975,000, which includes the $6,956,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of fiscal 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of fiscal 2001, with such costs and expenses included in discontinued operations. The Company expects to incur a minimal tax liability (estimated to be no greater than $100,000) in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized. No value was ascribed to the potential future royalties in recording the gain on this transaction.


3.       Discontinued operation

         As discussed in Note 2 above the Company discontinued its red blood cell filtration business which was sold on May 29, 2001. All non-cash assets and certain liabilities were transferred to the purchaser on that date. The disposition of the red blood cell filtration operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of expenses between continuing and discontinued operations. The net book value of assets sold was $3,587,000.

Net sales and income from the discontinued operation are as follows:


                                                       Three-month periods ended         Six-month periods ended
                                                     June 30, 2001    June 30, 2000   June 30, 2001   June 30, 2000
                                                     -------------    -------------   -------------   -------------
Revenues                                                      $ 46            $ 643            $ 58         $ 2,459
                                                              ----            -----            -----        -------

Loss from discontinued operation                         $ (1,896)        $ (2,848)       $ (6,119)       $ (5,766)
Gain from the sale of discontinued
 operations, net of taxes                                   11,975                -          11,975               -
                                                            ------        ---------       ---------       ---------
                                                          $ 10,079        $ (2,848)         $ 5,856       $ (5,766)


Assets and liabilities of the discontinued operation were as follows:


                                                                               June 30, 2001      December 31, 2000
                                                                               -------------      -----------------
Current assets                                                                          $ 35                $ 2,549
Property and equipment, net                                                                -                  1,850
Other assets                                                                               -                     32
Current liabilities                                                                    (418)                (1,031)
Long-term liabilities                                                                                           (9)
Net (liabilities) assets of discontinued operation                                    $(383)                $ 3,391

         At June 30, 2001 net liabilities represent normal accounts payable and accrued expenses of the discontinued operation which will be reimbursed to the Company through the Reimbursement Amount.

4.       Stockholders' Equity

         In March 2001, the Company completed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000. No gain or loss was recorded as a result of this settlement.

5.       Net Income (Loss) Per Share

         The net income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Potential common stock has not been included in the computation of diluted net income (loss) per share because the options exercise prices were greater than the average market price of the common shares, and the options therefore would be antidilutive under the treasury stock method. Potential common stock of the Company consist of common stock warrants and stock options. The Company had 4,998,950 and 4,978,303 potential common stock shares at June 30, 2001 and 2000, respectively.

6.       Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. "SFAS No. 142" requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. The Company does not believe that the implementation of SFAS No. 141 and SFAS No. 142 will impact its historical results.


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

         The Company developed and supplied innovative blood filtration technologies designed to help meet today's increasing demand for a safer, more reliable blood supply. The Company's blood filtration technologies were designed to reduce virus-carrying white blood cells (leukocytes) in donated blood to nominal levels (a process known as "leukoreduction").

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

         In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

         The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r\LS product and on the Company's supply contracts with manufacturers of key components to the r\LS.


Sale of the Non-Cash Assets of the Company

         On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation ("Whatman") and a subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement").

         Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount, which the Company expects will be $6,956,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), such Reimbursement Amount expected to be paid to the Company during its third quarter of 2001, and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation, as described below under "Part II - Item 1 - Legal Proceedings."

         Subsequent to June 30, 2001, the Company received $5m of the Receivable Amount. The remaining balance is expected to be received before the end of the third quarter.

         After the receipt of the Reimbursement Amount but before any additional expenses of running the continuing operations, the Company is expected to have approximately $17 million dollars in cash, cash equivalents and marketable securities before any potential future royalty payments and after the payment of all costs and expenses directly related to the closing of the transactions contemplated by the Purchase Agreement. The Company's board of directors is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing shareholder value following consummation of the transactions contemplated by the Purchase Agreement, which may include, among other alternatives, the merger of the Company with a private or public company or the liquidation or dissolution of the Company.

         In connection with the sale of its non-cash assets, the Company recorded a gain of approximately $11,975,000, which includes the $6,956,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of fiscal 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of fiscal 2001, with such costs and expenses included in discontinued operations. The Company expects to incur a minimal tax liability (estimated to be no greater than $100,000) in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized. The net book value of assets sold was $3,587,000. No value was ascribed to the potential future royalties in recording the gain on this transaction.


Continuing Operations for the three and six months ended June 30, 2001 and 2000

         Due to the sale of substantially all of the Company's non-cash assets, the only continuing operations consist of costs and expenses to operate the resulting shell company and to investigate various strategic business combinations and other transactions with a view toward maximizing shareholder value. These costs and expenses include such items as consulting expenses, general legal costs, corporate audit and tax fees, director and shareholder expenses and general employee costs to assist in the orderly transition of the Company's business in connection with the sale of the non-cash assets.

         Such expenses were $800,000 in the second quarter of 2001 compared to $445,000 in the second quarter of 2000 and were $891,000 for the first six months of 2001 compared to $618,000 for the first six months of 2000. The increase in both the three and six month periods is primarily due to consulting costs incurred in connection with efforts to identify potential strategic business combination. These increased costs were offset by lower general legal and investor relation expenses in both periods.

Discontinued Operations

         The Company reported a loss from discontinued operations of $1,896,000 for the second quarter of 2001 compared to $2,848,000 in the second quarter of 2000. The reduction in the loss from discontinued operations for the second quarter of 2001 is primarily due to lower research and development costs in connection with the Company's only commercial product, the r\LS filter. A majority of the costs to develop production process improvements to its product were incurred in the last half of fiscal 2000 and the first quarter of fiscal 2001. Also contributing to the lower loss was a lower cost of products sold due to the inconsequential amount of sales of the Company's product in the second quarter of 2001 compared to the second quarter of 2000. The reductions in research and development costs and cost of products sold were offset by higher legal costs related to patents due to the termination of the distribution and development agreement with Gambro BCT, which agreement called for the collaboration by Gambro in the funding of such costs.

         The Company reported a loss from discontinued operations of $6,119,000 for the first six months of 2001 compared to $5,766,000 for the first six months of 2000. The reduction in the loss from discontinued operations for the first six months of 2001 is primarily due to lower research and development costs in connection with the Company's only commercial product, the r\LS System. In fiscal 2000, the Company incurred a significant amount of expenses in connection with the formulation and design of process alternatives to support the then expected increases in demand for the company's r\LS System. Such costs were not incurred in the first six months of 2001. The reductions in research and development costs were offset by higher legal costs related to patents due to the termination of the distribution and development agreement with Gambro BCT, which agreement called for the collaboration by Gambro in the funding of such costs.


Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. "SFAS No. 142" requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. The Company does not believe that the implementation of SFAS No. 141 and SFAS No. 142 will impact its historical results.



Liquidity and Capital Resources

         The net increase in cash and cash equivalents for the six months ended June 30, 2001 was $7,580,000. This increase is attributable primarily to net cash provided by continuing operations of $5,197,000 and the net proceeds from the sale of discontinued operations of $7,532,000 offset in part by net cash used in discontinued operations of $5,149,000.

         Net cash provided by continuing operations is due primarily to net cash provided by investing activities related to the net sale of available-for-sale marketable securities of $5,510,000, offset in part by net cash used in operating activities of $354,000.

         In April 2000, the Company was notified that the ARC, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System after the completion of these studies. The extended period of time taken to prove product improvements that resolve the reactions was the basis for the termination. The Company and the ARC are currently negotiating a termination of the master purchase contract with the ARC, which termination and release agreement would include a release of any and all claims that either party may have against the other, with certain exceptions.

         In November 2000, the Company was notified that Gambro intended to terminate its distribution and development contract with the Company and in March 2001, signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

         The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro, has had an adverse impact on both the Company's supply contracts with manufacturers of key components to the r\LS and inventories it had built in anticipation of expected increased demand for the Company's product.

         On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation ("Whatman") and a subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement").

         Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount, which the Company expects will be $6,956,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), such Reimbursement Amount expected to be paid to the Company during its third quarter of 2001, and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman to the Company's patent litigation with Pall Corporation, as described below under "Part II - Item 1 - Legal Proceedings."

         Subsequent to June 30, 2001, the Company received $5m of the Receivable Amount. The remaining balance is expected to be received before the end of the third quarter.

         After the receipt of the Reimbursement Amount but before any additional expenses of running the continuing operations, the Company is expected to have approximately $17 million dollars in cash, cash equivalents and marketable securities before any potential future royalty payments and after the payment of all costs and expenses directly related to the closing of the transactions contemplated by the Purchase Agreement. The Company's board of directors is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing shareholder value following consummation of the transactions contemplated by the Purchase Agreement, which may include, among other alternatives, the merger of the Company with a private or public company or the liquidation or dissolution of the Company.

         In connection with the sale of its non-cash assets, the Company recorded a gain of approximately $11,975,000, which includes the $6,956,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of fiscal 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of fiscal 2001, with such costs and expenses included in discontinued operations. The Company expects to incur a minimal tax liability (estimated to be no greater than $100,000) in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized. The net book value of assets sold was $3,587,000. No value was ascribed to the potential future royalties in recording the gain on this transaction.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item  1.          Legal Proceedings

         The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company (the "Pall Litigation"). In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "`572 Patent").

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

         The Company, with Filtertek's support, has moved for summary judgment that the accused r\LS system does not infringe, either literally or under the doctrine of equivalents, any of the asserted claims of Pall's '572, '012, '561, or '796 patents. Pall moved to adjourn the summary judgment motion or to postpone responding to the motion until the expert reports are filed, which are presently due on September 10, 2001. The Court has not ruled on Pall's motion, and Pall has yet to respond to the Company's summary judgment motion.

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

         Under the terms of the Purchase Agreement entered into by and among the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company related to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to the Company pursuant to the terms of the Royalty Agreement described in Note 2 to the Consolidated Financial Statements, and thus may reduce the amount of royalties the Company may collect under the terms of the Royalty Agreement.

         The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS System do not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in the Pall Litigation would have a material and adverse effect on the Company's financial condition and its ability to collect royalties from Whatman under the terms of the Royalty Agreement.

Item  2.          Changes in Securities and Use of Proceeds

None.

Item  3.          Defaults Upon Senior Securities

None.

Item  4.          Submission of Matters to a Vote of Security Holders

         At a special meeting of stockholders held on May 21, 2001, the following proposals were adopted by the vote specified below.

                                            For                 Against           Abstain          Broker Nonvotes
                                            ---                 -------           -------          ---------------
Amendment to the Company's
Certificate of Incorporation to         12,504,910              28,350             7,725              None
change the name of the Company
from HemaSure Inc. to HMSR Inc.


Approval of the sale of substantially
all of the Company's non-cash
assets to Whatman.                      12,502,880              33,525             4,580             None

Item  5.          Other Information

None.

Item  6.          Exhibits and Reports on Form 8-K

                  EXHIBIT INDEX

     a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


       Exhibit No.                    Description
       ----------                     -----------

                   2.1(6) Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

                   3.1(1)  Certificate of Incorporation of the Company.

                     3.2 Certificate of Amendment of Certificate of Incorporation of the Company.

                   3.3(1)  By-Laws of the Company.

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

                  4.8(13) Warrant Certificate, dated as of March 23, 1999, between the Company and Sepracor.

                  4.9(14) Stock Subscription Agreement, dated as of May 3, 1999, between the Company and COBE.

                 4.10(14) Stockholder's Agreement, dated as of May 3, 1999, between the Company and COBE.

                  10.1(9)  1994 Stock Option Plan, as amended.

                  10.2(9)  1994 Director Option Plan.

                  10.3(1) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

                  10.4(6) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

       Exhibit No.                    Description
       ----------                     -----------

                  10.5(4) Employment Agreement between the Company and Dr. Hans Heiniger, dated January 10, 1994.

                  10.6(7) Asset Purchase Agreement dated as of May 2, 1996 between the Company, HemaPharm Inc., HMSR A/S and Novo Nordisk A/S.

                  10.7(8) Restructuring Agreement, dated January 23, 1997, between the Company, HemaPharm Inc., HMSR A/S and Novo Nordisk A/S.

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

                 10.12(9) Amendment to the Company's 1994 Stock Option Plan, effective as of May 16, 1996.

                 10.13(9) Sublease Agreement, between the Company and Novo Nordisk A/S, dated May 2, 1996, for the Premises (Denmark), as amended.

                 10.14(9) Sublease Agreement between the Company and Novo Nordisk A/S, dated May 2, 1996, for the Warehouse (Denmark), as amended.

                10.15(12)  Employment Agreement between the Company and John F.
                           McGuire, dated April 1, 1997.

                10.16(12)  Settlement Agreement, dated September 1997, by and among the Company, HMSR AB, HemaPharm Inc., Pharmacia & Upjohn Inc. and Pharmacia & Upjohn AB.

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

                10.20(11)  Promissory Note, dated as of September 15, 1998, made by the Company in favor of Fleet National Bank.

                10.21(11)  Amended and Restated Master Strategic Alliance
                           Agreement between the Company and the American Red Cross.

                10.22(14)  Senior Management Retention Agreement, dated as of
                           December 7, 1998, between the Company and John F. McGuire.

                10.23(14)  Senior Management Retention Agreement, dated as of
                           December 15, 1998, between the Company and James B. Murphy.

                10.24(14)  Senior Management Retention Agreement, dated as of
                           December 22, 1998, between the Company and Peter C. Sutcliffe.

       Exhibit No.                    Description
       ----------                     -----------

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

                10.38(19)  Asset Purchase Agreement, dated as of February 3,
                           2001, by and between the (19) Company, Whatman and Whatman plc.

                10.39(20)  Amendment to Asset Purchase Agreement, dated as of
                           April 2, 2001, by and between 10.39(20) the Company, Whatman and Whatman plc.

                10.40(20)  Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc.

                 21.1(12)  Subsidiaries of the Company.


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

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(20) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
---------------

   b)  Reports on Form 8-K

   The Company filed the following reports on Form 8-K during the second quarter ended March 31, 2001:

   Form 8-K dated June 6, 2001 Item 2.  Acquisition or Disposition of Assets.

              The Form 8-K reported the completed sale of substantially all of the assets of the Company to Whatman.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HMSR Inc.


Date:     August 14, 2001                           /s/ John F. McGuire
                                                   ---------------------------
                                                        John F. McGuire, III
                                                          Executive Officer
                                                   (Principal Executive Officer)


Date:     August 14, 2001                              /s/ James B. Murphy
                                                    --------------------------
                                                          James B. Murphy
                                                         Executive Officer
                                                   (Principal Financial Officer)