Form 10-Q
period 2001-09-30
HMSR INC
filed 2001-11-14
CIK 919745

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001
                                         .......................................

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ................. to ..................

          Commission file number 0-23776
                                 ...............................................

                                    HMSR Inc.
             .......................................................
             (Exact name of registrant as specified in its charter)

              Delaware                                     04-3216862
          ..............................          ..............................
           (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)              Identification No.)



                140 Locke Drive, Marlborough, Massachusetts  01752
               ....................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 490-9500
               ....................................................
              (Registrant's telephone number, including area code)

                                  HemaSure Inc.
               ....................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -----      ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $.01 per share             18,891,897
        --------------------------------------         ------------------
                      Class                     Outstanding at November 14, 2001

HMSR Inc.

                                      INDEX
                                      -----

                                                                                       Page

PART I     Financial Information

Item 1. Financial Statements........................................................................1

        Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.....................1

        Consolidated Statements of Operations for the Three and Nine Month Periods Ended
        September 30, 2001 and 2000.................................................................2

        Consolidated Statements of Cash Flows for the Nine Month Periods Ended
        September 30, 2001 and 2000.................................................................3

        Notes to Consolidated Financial Statements..................................................4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................10


PART II    Other Information

Item 1. Legal Proceedings..........................................................................11

Item 2. Changes in Securities and Use of Proceeds..................................................12

Item 3. Defaults Upon Senior Securities............................................................12

Item 4. Submission of Matters to a Vote of Security Holders........................................12

Item 5. Other Information..........................................................................12

Item 6. Exhibits and Reports on Form 8-K...........................................................12

Signatures........................................................................................S-1

                         Part I - FINANCIAL INFORMATION

Item  1.       Financial Statements

                       HMSR Inc. (Formerly HemaSure Inc.)
                           Consolidated Balance Sheets
                                   (Unaudited)


(In thousands, except par value amounts)         September 30, 2001       December 31, 2000
                                                 ------------------       -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                $ 16,182                 $ 3,215
  Marketable securities                                           -                   5,463
  Prepaid expenses                                              170                      41
                                                             ------                  ------
  Total current assets                                       16,352                   8,719

Other assets                                                      9                       8
Net assets of discontinued operations (Note 3)                    -                   3,391
                                                          ---------               ---------



  Total assets                                             $ 16,361                $ 12,118
                                                          ---------               ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $ 388                    $ 60
  Accrued contract liability                                      -                     647
  Accrued professional fees                                     117                      87
  Other accrued expenses                                        208                     209
                                                             ------                  ------

 Total current liabilities                                      713                   1,003


Stockholders' equity:
  Preferred stock, $0.01 par value, 1000 shares authorized, no shares issued or outstanding

  Common stock, 35,000 and 19,904 shares authorized and         199                     199
    issued respectively, and 18,892 and 19,904
    outstanding at September 30, 2001 and December 31,
    2000, respectively
  Additional paid-in capital                                112,352                 112,311
  Accumulated deficit                                       (96,571)               (101,395)
  Treasury stock, 1,012 and 0 shares, at cost, at              (332)                      -
    September 30, 2001 and December 31, 2000,
    respectively
                                                           --------                --------
 Total stockholders' equity                                  15,648                  11,115
                                                          ---------               ---------


 Total liabilities and stockholders' equity                $ 16,361                $ 12,118
                                                          ---------               ---------



    The accompanying notes are an integral part of the financial statements.

                       HMSR Inc. (Formerly HemaSure Inc.)

                      Consolidated Statements of Operations

                   For the Three and Nine Month Periods Ended
                           September 30, 2001 and 2000
                                  ( Unaudited )

(In thousands, except per share amounts)


                                          Three-month periods               Nine-month periods
                                           Ended September 30,              Ended September 30,

                                           2001            2000             2001           2000
                                           ----            ----             ----           ----

General and administrative expenses       $ 376            $ 93          $ 1,267          $ 711

                                          -----           -----            -----          -----
Loss from continuing operations            (376)            (93)          (1,267)          (711)


Other income (expense):

  Interest income                            85             307              248            767

  Interest expense                            -            (298)              (1)        (1,052)

  Other income                                -              17                -             30
                                         ------          ------           ------          -----


Net loss from continuing operations        (291)            (67)          (1,020)          (966)
                                          -----          ------           ------          -----


Discontinued operations:
  Loss from discontinued operations           -          (4,642)          (6,119)       (10,408)
  (Loss)\Gain from the sale of
  discontinued operations, net of taxes     (12)              -           11,963              -
                                           ----          ------           ------          -----


Net income (loss)                        $(303)         $(4,709)          $4,824       $(11,374)
                                         ======         =======           ======       ========


Net income (loss) per share - basic
and diluted:

  Continuing operations                  $(0.02)         $(0.00)          $(0.05)        $(0.05)
  Discontinued operations                     -           (0.24)            0.30          (0.55)


  Net income (loss) per share            $(0.02)         $(0.24)           $0.25         $(0.60)
                                         ======          ======           ======         ======


Weighted average number of shares
of common stock outstanding - basic
and diluted                              18,892          19,704           19,129         18,802




    The accompanying notes are an integral part of the financial statements.

                       HMSR Inc. (Formerly HemaSure Inc.)

                      Consolidated Statements of Cash Flows

          For the Nine Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

(In thousands)


                                                                                                  Nine Month Periods
                                                                                                  Ended September 30,
                                                                                                2001              2000
                                                                                                ----              ----
Cash flows from operating activities:
  Net loss from continuing operations                                                       $ (1,020)           $ (966)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Financing costs related to warrants                                                            -               725
    Accretion of marketable security discount                                                    (47)             (112)
    Unearned compensation amortization                                                            41                 -
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets                                                           (130)               21
    Accounts payable and accrued expenses                                                       (290)             (712)

                                                                                                ----            ------
  Net cash used in operating activities                                                       (1,446)           (1,044)
                                                                                             -------           -------

Cash flows from investing activities:
  Purchase of available-for-sale marketable securities                                        (1,013)          (26,783)
  Sale of available-for-sale marketable securities                                             6,523            16,000

                                                                                                ----            ------
  Net cash provided by (used in) investing activities                                          5,510          (10,783)
                                                                                             -------         ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                           -            26,049
  Repayments of notes payable                                                                      -           (5,000)
  Repayments of capital lease obligations                                                          -               (71)
                                                                                             -------         ---------
  Net cash provided by financing activities                                                        -            20,978
                                                                                             -------         ---------



Net increase in cash and cash equivalents from continuing operations                           4,064             9,151
Net proceeds from sale of discontinued operations (net of $ 2,468 in expenses)                14,476                 -
Net cash used in discontinued operations (Note 3)                                             (5,573)          (12,623)

                                                                                             -------           -------
Net increase in cash and cash equivalents                                                     12,967            (3,472)
Cash and cash equivalents at beginning of period                                               3,215             5,243
                                                                                             -------           -------

Cash and cash equivalents at end of period                                                  $ 16,182           $ 1,771
                                                                                            --------           -------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                      $  -            $ 710
                                                                                                ----            -----

Non-cash activities:
    Receipt of treasury stock in settlement of all obligations with a customer (Note 4)        $ 332            $    -



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


        The accompanying consolidated financial statements are unaudited and have been prepared on the basis of our red blood cell filtration business being presented as a discontinued operation and include all our accounts associated with such business operation. For comparative purposes, the consolidated statements of operations and related income (loss) per share information, for all periods presented, have been restated to reflect the results of operations for the discontinued business in "Loss from discontinued operations". The Consolidated Balance Sheets at September 30, 2001 and December 31, 2000 reflect assets and liabilities related to the red blood cell filtration business as "Net assets of discontinued operations". The Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 reflect separately cash flows from discontinued operations.

        Certain information and footnote disclosures normally included in the Company's annual statements have been condensed or omitted. The condensed interim consolidated financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2001 and 2000.

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

        Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount which was finalized in the third quarter at $6,944,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), which was paid to the Company during the third quarter of 2001, and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation, as described below under "Part II - Item 1 - Legal Proceedings."

        The Company's board of directors is in the process of considering various strategic business combinations and other transactions with a view toward further enhancing shareholder value following consummation of the transactions contemplated by the Purchase Agreement, which may include, among other alternatives, the merger of the Company with a private or public company or the liquidation or dissolution of the Company.

        In connection with the sale of its non-cash assets, the Company has recorded a gain of approximately $11,963,000, which includes the $6,944,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of fiscal 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of fiscal 2001, with such costs and expenses included in discontinued operations. Originally, the Company recorded a receivable of $6,956,000 in the second quarter of 2001in connection with the Reimbursement Amount. The subsequent $12,000 difference is recorded as a loss from the sale of discontinued operations in the third quarter of 2001. The Company expects to incur a minimal tax liability (estimated to be no greater than $100,000) in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized. No value was ascribed to the potential future royalties in recording the gain on this transaction.


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

Net sales and income from the discontinued operation are as follows:



                                                         Three-month periods ended      Nine-month periods ended
                                                                  September                     September
                                                              2001          2000             2001         2000
                                                              ----          ----             ----         ----
Revenues                                                         -      $    288         $     58    $   2,747
                                                           -------      --------         --------    ---------

Loss from discontinued operation                            $    -      $ (4,642)        $ (6,119)   $ (10,408)
Gain/ (loss) from the sale of discontinued operations,
  net of taxes                                                 (12)            -           11,963            -
                                                           -------     ---------           ------    ---------
                                                            $  (12)     $ (4,642)        $  5,844    $ (10,408)


Assets and liabilities of the discontinued operation were as follows:


                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------

Current assets                          $                -   $           2,549
Property and equipment, net                              -               1,850
Other assets                                             -                  32
Current liabilities                                      -              (1,031)
Long-term liabilities                                    -                  (9)

Net assets of discontinued operation    $                -   $           3,391


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

5.      Net Income (Loss) Per Share

        The net income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the period. Potential common stock has not been included in the computation of diluted net income (loss) per share because the options exercise prices were greater than the average market price of the common shares, and the options therefore would be antidilutive under the treasury stock method. Potential common stock of the Company consist of common stock warrants and stock options. The Company had 4,112,500 and 4,989,804 potential common stock shares at September 30, 2001 and 2000, respectively.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

7.      Legal Proceedings

        The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") in the United States District Court for the Eastern District of New York regarding the Company's LeukoNet System, which is no longer made or sold by the Company (the "Pall Litigation"). In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "`572 Patent").

        With respect to the allegations concerning the `572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. On September 19, 2001, the Court granted the Company's motion finding that claims 48, 50 and 51 of the `572 patent were not infringed. The Court is now in the process of determining if any outstanding issues remain to be decided. Pall has contended that claim 37, 38 and 42 of the `572 patent have been asserted against the Company. Pall has also moved the Court to reconsider its decision granting summary judgment against the Company. The Company is opposing Pall's motion for reconsideration and Pall's contention that additional claims are at issue, and is awaiting the Court's decision on whether to enter final judgment in favor of the Company.

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

        The Company, with Filtertek's support, has moved for summary judgment that the accused r\LS system does not infringe, either literally or under the doctrine of equivalents, any of the asserted claims of Pall's '572, '012, '561, or '796 patents. Pall moved to adjourn the summary judgment motion or to postpone responding to the motion until the expert reports are filed, which are presently due on September 10, 2001. The Court has not ruled on Pall's motion, and Pall has yet to respond to the Company's summary judgment motion. On October 9, 2001, Pall moved to dismiss the Colorado case based upon lack of subject matter jurisdiction. In its motion, Pall provided the Company with a limited covenant not to sue the Company for sales of certain prior r/LS systems on certain claims of the patents-in-suit. The Company is currently considering the effect of Pall's covenant and any potential opposition in this motion.

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

to the foregoing downward adjustment. Pursuant to the terms of the Merger Agreement, consummation of the Merger is subject to approval of Point Therapeutics' stockholders and HMSR's stockholders and other customary terms and conditions.


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

        In April 2000, the Company was notified that the American Red Cross ("ARC"), the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. In August 2001, the Company and the ARC signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the ARC $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

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

        Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount which was finalized in the third quarter at $6,944,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), which was paid to the Company during the third quarter of 2001, and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation, as described below under "Part II - Item 1 - Legal Proceedings."

        The Company's board of directors is in the process of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following consummation of the transactions contemplated by the Purchase Agreement, which included, among other alternatives, the merger of the Company with a private or public company or the liquidation or dissolution of the Company.

        In connection with the sale of its non-cash assets, the Company recorded a gain of approximately $11,963,000, which includes the $6,944,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of fiscal 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of fiscal 2001, with such costs and expenses included in discontinued operations. The Company expects to incur a minimal tax liability (estimated to be no greater than $100,000) in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized. The net book value of assets sold was $3,587,000. No value was ascribed to the potential future royalties in recording the gain on this transaction.


Continuing Operations for the three and nine months ended September 30, 2001 and 2000

        Due to the sale of substantially all of the Company's non-cash assets, the only continuing operations consist of costs and expenses to operate the resulting shell company and to investigate various strategic business combinations and other transactions with a view toward maximizing stockholder value. These costs and expenses include such items as consulting expenses, general legal costs, corporate audit and tax fees, director and shareholder expenses and general employee costs to assist in the orderly transition of the Company's business in connection with the sale of the non-cash assets.

        Such expenses were $376,000 in the third quarter of 2001 compared to $93,000 in the third quarter of 2000 and were $1,267,000 for the first nine months of 2001 compared to $711,000 for the first nine months of 2000. The increase in both the three and six month periods is primarily due to consulting costs incurred in connection with efforts to identify potential strategic business combinations. These increased costs were offset in part by lower general legal and investor relation expenses in both periods.

Discontinued Operations

        The Company reported a loss from discontinued operations of $4,642,000 for the third quarter of 2000. As the sale of substantially all of the Company's non-cash assets was completed in the second quarter of 2001, no loss from discontinued operations was recorded in the third quarter of 2001. A majority of the costs to develop production process improvements to its product were incurred in the last half of fiscal 2000 and the first quarter of fiscal 2001. Also contributing to the loss in fiscal 2000, were legal costs related to patents due to the termination of the distribution and development agreement with Gambro BCT, which agreement called for the collaboration by Gambro in the funding of such costs.

        The Company reported a loss from discontinued operations of $6,119,000 for the first nine months of 2001 compared to $10,408,000 for the first nine months of 2000. The reduction in the loss from discontinued operations for the first nine months of 2001 is primarily due to lower research and development costs in connection with the Company's only commercial product, the r\LS System. In fiscal 2000, the Company incurred a significant amount of expenses in connection with the formulation and design of process alternatives to support the then expected increases in demand for the company's r\LS System. Such costs were not incurred in the first nine months of 2001. The reductions in research and development costs were offset by higher legal costs related to patents due to the termination of the distribution and development agreement with Gambro BCT, which agreement called for the collaboration by Gambro in the funding of such costs.


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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

Liquidity and Capital Resources

        The net increase in cash and cash equivalents for the nine months ended September 30, 2001 was $12,967,000. This increase is attributable primarily to net cash provided by continuing operations of $4,064,000 and the net proceeds from the sale of discontinued operations of $14,476,000 offset in part by net cash used in discontinued operations of $5,573,000.

        Net cash provided by continuing operations is due primarily to net cash provided by investing activities related to the net sale of available-for-sale marketable securities of $5,510,000, offset in part by net cash used in operating activities of $1,446,000.

        At September 30, 2001 the Company had approximately $16,200,000 in cash and cash equivalents. The Company believes that its existing cash and cash equivalents balances are adequate to meet the Company's needs for the next several quarters.

        In April 2000, the Company was notified that the American Red Cross ("ARC"), the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. In August 2001, the Company and the ARC signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the ARC $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

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

        As discussed above, on May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman, a subsidiary of Whatman plc, pursuant to the terms of the Purchase Agreement.

Item  3.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION

Item  1.       Legal Proceedings

        The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") in the United States District Court for the Eastern District of New York regarding the Company's LeukoNet System, which is no longer made or sold by the Company (the "Pall Litigation"). In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "`572 Patent").

        With respect to the allegations concerning the `572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. On September 19, 2001, the Court granted the Company's motion finding that claims 48, 50 and 51 of the `572 patent were not infringed. The Court is now in the process of determining if any outstanding issues remain to be decided. Pall has contended that claim 37, 38 and 42 of the `572 patent have been asserted against the Company. Pall has also moved the Court to reconsider its decision granting summary judgment against the Company. The Company is opposing Pall's motion for reconsideration and Pall's contention that additional claims are at issue, and is awaiting the Court's decision on whether to enter final judgment in favor of the Company.

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

        The Company, with Filtertek's support, has moved for summary judgment that the accused r\LS system does not infringe, either literally or under the doctrine of equivalents, any of the asserted claims of Pall's '572, '012, '561, or '796 patents. Pall moved to adjourn the summary judgment motion or to postpone responding to the motion until the expert reports are filed, which are presently due on September 10, 2001. The Court has not ruled on Pall's motion, and Pall has yet to respond to the Company's summary judgment motion. On October 9, 2001, Pall moved to dismiss the Colorado case based upon lack of subject matter jurisdiction. In its motion, Pall provided the Company with a limited covenant not to sue the Company for sales of certain prior r/LS systems on certain claims of the patents-in-suit. The Company is currently considering the effect of Pall's covenant and any potential opposition in this motion.

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

        a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



    Exhibit No.                                    Description
    -----------                                    -----------


            2.1(6) Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

            3.1(1)  Certificate of Incorporation of the Company.

            3.2(21) Certificate of Amendment of Certificate of Incorporation of
                    the Company.

            3.3 Certificate of Amendment of Certificate of Incorporation of the Company.

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

           10.1(22) Amended and Restated 1994 Stock Option Plan.

           10.2(9)  1994 Director Option Plan.

           10.3(1) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

            10.4(6) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

            10.5(4) Employment Agreement between the Company and Dr. Hans
                    Heiniger, dated January 10, 1994.

            10.6(7) Asset Purchase Agreement dated as of May 2, 1996 between the
                    Company,

    Exhibit No.                                    Description
    -----------                                    -----------

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

          10.21(11) Amended and Restated Master Strategic Alliance Agreement between the Company and the American Red Cross.

          10.22(14) Senior Management Retention Agreement, dated as of
                    December 7, 1998, between the Company and John F. McGuire.

          10.23(14) Senior Management Retention Agreement, dated as of
                    December 15, 1998, between the Company and James B. Murphy.

          10.24(14) Senior Management Retention Agreement, dated as of
                    December 22, 1998, between the Company and Peter C.
                    Sutcliffe.

          10.25(13) Securities Purchase Agreement, dated as of March 23, 1999, between the Company and Sepracor.

          10.26(14) Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between the Company and COBE.

    Exhibit No.                                    Description
    -----------                                    -----------

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

          10.38(19) Asset Purchase Agreement, dated as of February 3, 2001, by and between the Company, Whatman and Whatman plc.

          10.39(20) Amendment to Asset Purchase Agreement, dated as of April
                    2, 2001, by and between the Company, Whatman and Whatman plc.

          10.40(20) Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc.


            10.41 Termination and Release, dated as of August 17, 2001, by and between The American National Red Cross, and the Company.

            10.42 Employment Agreement, made effective May 29, 2001, by and between the Company and John F. McGuire

            10.43 Employment Agreement, made effective May 29, 2001, by and between the Company and James B. Murphy.

            10.44 Employment Agreement, made effective May 29, 2001, by and between the Company and Peter C. Sutcliffe.

            10.45 Consulting Agreement, entered into as of January 1, 2001, by and between the

    Exhibit No.                                    Description
    -----------                                    -----------

                    Company and Summit Roundtable.


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

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(20) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(22) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on May 24, 1999.

-----------



        b) Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the second quarter ended March 31, 2001:

        Form 8-K dated June 6, 2001 Item 2. Acquisition or Disposition of
        Assets.

                The Form 8-K reported the completed sale of substantially all of the non-cash assets of the Company to Whatman BioScience Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HMSR Inc.


Date:      November 14, 2001                    /s/ John F. McGuire
                                                --------------------------------
                                                John F. McGuire, III
                                                         Executive Officer
                                                   (Principal Executive Officer)


Date:      November 14, 2001                    /s/ James B. Murphy
                                                --------------------------------
                                                James B. Murphy
                                                         Executive Officer
                                                   (Principal Executive Officer)

                                  EXHIBIT INDEX


    Exhibit No.       Description
    -----------       -----------


            2.1(6) Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

            3.1(1)  Certificate of Incorporation of the Company.

            3.2(21) Certificate of Amendment of Certificate of Incorporation of
                    the Company.

            3.3 Certificate of Amendment of Certificate of Incorporation of the Company.

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

           10.1(22) Amended and Restated 1994 Stock Option Plan.

           10.2(9)  1994 Director Option Plan.

           10.3(1) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

            10.4(6) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

    Exhibit No.                                    Description
    -----------                                    -----------


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

          10.19(11) Intellectual Property Security Agreement, dated as of
                    September 15, 1998, between the Company and Fleet National Bank.

          10.20(11) Promissory Note, dated as of September 15, 1998, made by the Company in favor of Fleet National Bank.

          10.21(11) Amended and Restated Master Strategic Alliance Agreement between the Company and the American Red Cross.

          10.22(14) Senior Management Retention Agreement, dated as of
                    December 7, 1998, between the Company and John F. McGuire.

          10.23(14) Senior Management Retention Agreement, dated as of
                    December 15, 1998,

    Exhibit No.                                    Description
    -----------                                    -----------


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

          10.38(19) Asset Purchase Agreement, dated as of February 3, 2001, by and between the Company, Whatman and Whatman plc.

          10.39(20) Amendment to Asset Purchase Agreement, dated as of April
                    2, 2001, by and between the Company, Whatman and Whatman plc.

          10.40(20) Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc.

    Exhibit No.                                    Description
    -----------                                    -----------



            10.41 Termination and Release, dated as of August 17, 2001, by and between The American National Red Cross, and the Company.

            10.42 Employment Agreement, made effective May 29, 2001, by and between the Company and John F. McGuire

            10.43 Employment Agreement, made effective May 29, 2001, by and between the Company and James B. Murphy.

            10.44 Employment Agreement, made effective May 29, 2001, by and between the Company and Peter C. Sutcliffe.

            10.45 Consulting Agreement, entered into as of January 1, 2001, by and between the Company and Summit Roundtable.

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

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(20) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(22) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on May 24, 1999.

-----------