Form 10-K/A
period 2000-12-31
HMSR INC
filed 2002-01-18
CIK 919745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A2

      (Mark One)

      [X]             ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

                                       OR

      [ ]            TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............ to .............

                  Commission file number 0-19410


                                    HMSR Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              04-3216862
         ------------------------------              ------------------
         State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization               Identification No.)

                140 Locke Drive
           Marlborough, Massachusetts                            01752
     ---------------------------------------                 ------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (508) 490-9500
                                                   ---------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
            None                                 None
    --------------------         -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                  ---------------------------------------------
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
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $7,196,749 on January 16, 2002.
               -------------------------------

Number of shares outstanding of the registrant's class of common stock as of January 16, 2002: 18,891,897.
                  ----------

Purpose of Amendment

      HMSR Inc. (the "Company") hereby amends (i) Item 7 of Part II and (ii)
Item 14 of Part IV of its Form 10-K/A Annual Report for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 10, 2001 (the "10-K/A"), due to the disposal of the Company's red blood filtration segment in May 2001. The Company has reclassified its financial statements as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000, to present the segment as discontinued operations.

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

        In April 2000, the Company was notified that the American Red Cross (the "ARC"), the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the ARC terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. In August 2001, the Company and the ARC signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the ARC $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

        In March 2001, the Company signed a termination and release agreement with Gambro BCT ("Gambro"), effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

        The termination of the purchase contract by the ARC and the distribution and development agreement with Gambro has had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r\LS product and on the Company's supply contracts with manufacturers of key components to the r\LS.

Recent Developments

        On May 29, 2001, the Company sold substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement executed by and among the Company, Whatman and Whatman plc, on February 3, 2001 and amended on April 2, 2001(the "Purchase Agreement"). See Item 1. "Recent Events".

        Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount which was finalized in the third quarter at $6,944,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), which was paid to the Company during the third quarter of 2001, and (iii) potential royalty payments in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among HMSR, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to HMSR's patent litigation with Pall Corporation.

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

        On June 6, 2001 the Company announced that the stockholders of the Company had voted in favor of the sale of the non-cash assets to Whatman and that HemaSure Inc. had changed its name to HMSR Inc. The name change was approved at the Special Stockholders Meeting on May 21, 2001.

        On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company, formed for the purpose of consummating a merger transaction, entered into a merger agreement (the "Merger Agreement") with Point Therapeutics, Inc. ("Point"). Pursuant to the terms of the Merger Agreement, PT Acquisition Corp. would merge with and into Point and Point would remain as the surviving corporation. Under the terms of the agreement, each outstanding share of Point's common stock will be converted into the right to receive 37.377 shares of the common stock of the Company. As a result of the merger, the respective ownership of the Company's current stockholders and Point's current stockholders in the Company is anticipated to be approximately 23% and 77%, respectively, subject to downward adjustment for the Company to the extent the Company's cash and cash equivalent balances at closing are less than $16.5 million (as of September 30, 2001, the Company's cash and cash equivalent balances totaled approximately $16.2 million). The transaction is expected to close in the first quarter of 2002, and is subject to approval of each of the Company's and Point's stockholders and other customary conditions.

        The Company's board of directors considered various strategic business combinations and other transactions with a view toward further enhancing stockholder value following consummation of the transactions contemplated by the Purchase Agreement, which included, among other alternatives, the merger of the Company with a private or public company or the liquidation or dissolution of the Company. In the event that the merger does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Merger Agreement is terminated, the Company will pay Point certain fees.

Results of Continuing Operations

        Due to the sale of substantially all of the Company's non-cash assets to Whatman, the Company has no continuing operations other than administrative matters which include costs and expenses to maintain the legal existence of the company and to investigate various strategic business combinations and other transactions with a view toward maximizing stockholder value. These costs and expenses include such items as consulting expenses, general legal costs, corporate audit and tax fees and general employee costs to assist in the orderly transition of the Company's business in connection with the transactions contemplated by a merger.

        Operating expenses were $805,000 in 2000, $657,000 in 1999 and $690,000 in 1998. The increase in 2000 from 1999 is primarily attributable to higher professional fees incurred in connection with the Company's activities in identifying strategic business combinations.

        Interest income in 2000, 1999 and 1998 primarily represents interest earned on available cash and marketable securities balances during those periods.

        Interest expense decreased in 2000 compared to 1999 due primarily to the completion of the amortization of deferred financing charges in September 2000 and the repayment of the revolving line of credit in September 2000. The increase in interest expense in 1999 compared to 1998 is primarily related to the amortization of deferred financing charges and amounts outstanding on the Company's line of credit which was outstanding for all of 1999 and only for approximately three months in 1998.

Results of Discontinuing Operations

        Revenues were $3,219,000 in 2000, $805,000 in 1999 and $25,000 in 1998.
The majority of revenues in 2000, 1999 and 1998 were from the sale of the Company's leukoreduction systems. Significant costs to produce the product at low volumes, develop and support product enhancements and the design of process alternatives, defending the Company's patent postioin and market and sell the product resulted in substantial losses of $15,297,000, $8,716,000 and $11,277,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

        The cost of products sold was $9,095,000 in 2000, $2,408,000 in 1999 and $657,000 in 1998. Total cost of products sold exceeded total product sales in all periods due to the high costs associated with new product manufacturing start up and low volume production. Included in cost of products sold for fiscal 2000 are two charges totaling approximately $2,554,000 for product warranty and inventory write-down. The first of these charges was a provision for product warranty of $630,000. This warranty provision relates to the report to the Company by the ARC of a small number of adverse reactions in patients transfused with blood filtered with the Company's r\LS filter product as described in the Overview above. The second charge was for the write-down of inventories of $1,924,000. The Company's assessment of the future use and value of its existing inventories, following the Company's only two existing customers decision to terminate their Supply Agreements with the Company, determined that a write-down was necessary to state the inventories at the lower of cost or market. The Company incurred additional charges of $1,305,000 to terminate and amend certain key contractual supply agreements, with Filtertek and Command as disclosed in "Liquidity and Capital Resources."

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

        Legal expenses related to patents were $1,134,000 in 2000, $1,361,000 in 1999 and $3,340,000 in 1998. The expenses in all three periods are primarily related to costs associated with defending the Company's patent position in its outstanding litigation with Pall Corporation. In 1998 the Company incurred significant expenses in connection with expert witness and discovery-related activities associated with its outstanding patent litigation with Pall. The decrease in 2000 and 1999 from 1998 is due to a reduction in these costs as well as from cooperation with Gambro in connection with such costs consistent with the Company's distribution and development agreement with Gambro. Due to the termination and release agreement signed with Gambro in March, 2001, there can be no assurance that such costs will remain at the same level in future periods. Under the terms of the Purchase Agreement entered into by and among the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company related to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to HMSR pursuant to the terms of the Royalty Agreement described above in "Recent Developments", and thus may reduce the amount of royalties that the Company may collect under the terms of the Royalty Agreement. See " -- Litigation."

        Selling, general and administrative expenses were $3,386,000 in 2000, $3,071,000 in 1999 and $3,511,000 in 1998. The increase in 2000 from 1999 is primarily attributable to higher administrative personnel of $221,000, travel and related costs of $41,000 and general professional services of $59,000 in connection with the Company's expected increasing level of sales of its r\LS System. The decrease in the amount expended in 1999 from 1998 is primarily due to lower general professional services of $319,000 and costs associated with the discontinuation of the Leukonet System.

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

        In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 141 and SFAS No. 142 on its financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB No. 101 in fiscal 2000. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

Litigation

        The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the Company's LeukoNet System, which is no longer made or sold by the Company. In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "`572 Patent"). Under the terms of the Purchase Agreement entered into by and among the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company related to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to HMSR pursuant to the terms of the Royalty Agreement described above in "Recent Developments", and thus may reduce the amount of royalties that the Company may collect under the terms of the Royalty Agreement.

        With respect to the allegations concerning the `572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the `572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the `572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. On September 19, 2001, the Court granted the Company's motion finding that claims 48, 50 and 51 of the `572 patent were not infringed. The Court is now in the process of determining if any outstanding issues remain to be decided. Pall has contended that claims 37, 38 and 42 of the `572 patent have been asserted against the Company. Pall also has moved the Court to reconsider its decision granting summary judgement in favor of the Company. The Company is opposing Pall's motion for reconsideration and Pall's contention that additional claims are at issue, and is awaiting the Court's decision on whether to enter final judgement in favor of the Company.

        The Company and Gambro, Inc. filed a complaint for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro seek declaratory relief that the `572 Patent, Pall's U.S. Patent No. 5,451,321 (the "`321 Patent") and Pall's U.S. Patent No.'s 5,229,012, 5,344,561,
5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro tortiously interfered and unfairly competed with Pall's business. The Company and Gambro replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

        On July 13, 2000, Pall filed a Complaint in the United States District Court for the District of Colorado against the Company, Gambro and Gambro AB alleging that the Company's r\LS system infringes Pall's U.S. Patent No. 6,086,770 (the "`770 Patent"). On August 11, 2000, this action was consolidated with the earlier declaratory relief action in the United States District Court for the District of Colorado. The Company, Gambro and Gambro AB answered the complaint, denied the allegations of infringement and submitted a counterclaim alleging that Pall's `770 patent is invalid, not infringed and unenforceable. In September 2000, Pall answered the counterclaim and denied the allegations of noninfringement, invalidity and unenforceability. Discovery is proceeding.

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

        The Company, with Filtertek's support, has moved for summary judgment that the accused r\LS system does not infringe, either literally or under the doctrine of equivalents, any of the asserted claims of Pall's `572, `012, `561, or `796 patents. Pall moved to adjourn the summary judgment motion or to postpone responding to the motion until the expert reports are filed. The Court has not ruled on Pall's motion, and Pall has yet to respond to the Company's summary judgment motion. On October 9, 2001, Pall moved to dismiss the consolidated Colorado case based upon lack of subject matter jurisdiction. In its motion, Pall provided the Company with a limited covenant not to sue the Company for sales of certain prior r/LS systems on certain claims of the patents-in-suit. Based upon this covenant not to sue, the Company and Pall jointly moved the Colorado court to dismiss Pall's claims of infringement of the `321, `561, `795, `012 and `572 patents, with prejudice, and to dismiss the Company's declaratory judgement claims for lack of subject matter jurisdiction. The court has granted this motion. Thus, Pall's infringement contentions are now limited to certain claims of the `436 and `770 patents. On December 3, 2001, Whatman HemaSure Inc. was joined as a Plaintiff and Counterclaim Defendant in the consolidated case and proceedings have been stayed until March 15, 2002.

        On December 22, 2000, Gambro AB and Gambro moved to dismiss the consolidated actions based on a settlement agreement with Pall Corporation. On January 10, 2001, the Court dismissed the action with respect to all claims between Pall, Gambro, and Gambro AB.

        On April 23, 1999, Pall filed a complaint against the Company and Gambro in the Eastern District of New York alleging that the Company's r\LS System infringes Pall's `572 Patent and that the Company and Gambro tortiously interfered and unfairly competed with Pall's business. On May 19, 1999, Pall amended its complaint and added Gambro, Gambro A.B. and Sepracor as defendants. The Company and Gambro have moved to dismiss, transfer or stay the action and Pall has opposed the motion. On April 18, 2000, Pall moved, without opposition from the defendants, to dismiss the action and the Court granted Pall's motion.

        A prior lawsuit brought by Pall in February 1996 has concluded. In June 1999, the United States Court of Appeals for the Federal Circuit determined that the LeukoNet System did not infringe claim 39 of the `321 Patent and Pall has not appealed that decision.

        The Company has engaged patent counsel to investigate the pending litigations. The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by the Company or its customers of the LeukoNet System and the r\LS System do not infringe any valid enforceable claim of the Pall patents. However, there can be no assurance that the Company will prevail in the pending litigations, and an adverse outcome in a patent infringement action would have a material and adverse effect on the Company's ability to collect royalties from Whatman under the terms of the Royalty Agreement.

Liquidity and Capital Resources

        The net decrease in cash and cash equivalents in 2000 was $2,028,000. This decrease is attributable primarily to net cash used in operating activities of $405,000, net cash used in discontinued operations of $17,332,000 and net cash used in investing activities of $5,402,000, offset in part by net cash provided from financing activities of $21,111,000.

        Net cash used in operating activities is primarily attributable to the net loss from continuing operations of $926,000 and the reduction of accounts payable of $209,000. This was offset in part by non-cash operating charges for financing costs related to warrants of $725,000. Net cash used in investing activities resulted from the net purchase of available-for-sale marketable securities. Net cash provided from financing activities relates primarily to the net proceeds from the issuance of common stock of $26,111,000, the majority of which is due to the Company's March 2000 private placement financing, offset in part by a $5,000,000 repayment of the Company's commercial line of credit.

        At September 30, 2001 the Company had approximately $16,200,000 in cash and cash equivalents. The Company believes that its existing cash and cash equivalents balances are adequate to meet the Company's needs for the foreseeable future.

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

        On May 3, 1999, the Company completed a private placement financing with Gambro. The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company's Common Stock. The stock subscription agreement also provided Gambro with an option to purchase additional shares of the Company's Common Stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of Common Stock to be based upon the market price of the Company's Common Stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflects the average price of HMSR stock in the 30 days prior to the exercise date of October 5, 1999.

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

Future Operating Results

        Due to the sale of substantially all of the Company's non-cash assets to Whatman, the Company has no continuing operations other than administrative matters which include costs and expenses to maintain the legal existence of the company and to investigate various strategic business combinations and other transactions with a view toward maximizing stockholder value. These costs and expenses include such items as consulting expenses, general legal costs, corporate audit and tax fees and general employee costs to assist in the orderly transition of the Company's business in connection with the transactions contemplated by a merger.

               On November 15, 2001, the Company and its wholly owned subsidiary, PT Acquisition Corporation, entered into a merger agreement with Point. Pursuant to the agreement, PT Acquisition Corporation will merge with Point Therapeutics, Inc. and Point will be the surviving corporation. In the event that the merger does not occur, the Company will consider other business alternatives, including but not limited to, other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Merger Agreement is terminated, the Company will pay Point certain fees.

        At September 30, 2001 the Company had approximately $16,200,000 in cash and cash equivalents. The Company believes that its existing cash and cash equivalents balances are adequate to meet the Company's needs for the foreseeable future.

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

                                    HMSR Inc.
                                                                            Page
                                                                            ----
                          Index to Financial Statements
                          -----------------------------

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

Consolidated Statements of Operations for the Years
Ended December 31, 2000, 1999 and 1998                                      F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 2000, 1999 and 1998                        F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2000, 1999 and 1998                                      F-6

Notes to Consolidated Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HMSR Inc.(formerly known as HemaSure Inc.):

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HMSR Inc. (formerly known as HemaSure Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As explained in Note Q, on May 29, 2001 the Company sold substantially all of its non-cash assets.

                                               /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2001, except as to the information presented in Note Q which is as of May 29, 2001

HMSR Inc.
Consolidated Balance Sheets

December 31,
(In thousands, except par value amounts)


ASSETS                                                                     2000          1999
                                                                           ----          ----

Current assets:
        Cash and cash equivalents (Note B)                              $ 3,215       $ 5,243
        Marketable securities (Note B)                                    5,463             -
        Deferred financing costs (Note H)                                     -           725
        Prepaid expenses and other current assets                            41           102
                                                                        -------       -------
        Total current assets                                              8,719         6,070

Other assets                                                                  8            18
Net assets of discontinued operation (Note Q)                             3,391         1,357
                                                                        -------       -------

               Total assets                                            $ 12,118       $ 7,445
                                                                       ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                                   $ 60         $ 269
        Accrued expenses (Note F)                                           943           949
        Notes payable (Note H)                                                -         5,000
                                                                        -------       -------

        Total current liabilities                                         1,003         6,218

Commitments and contingencies (Notes F and G)

Stockholders' equity: (Notes J and K)
        Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued or outstanding

        Common stock, $0.01 par value, 35,000 shares
          authorized, 19,904 and 15,823 shares issued and
          outstanding at December 31, 2000 and December 31,
          1999 respectively                                                 199           158
        Additional paid-in capital                                      112,311        86,241
        Accumulated deficit                                            (101,395)      (85,172)
                                                                      ---------      --------
        Total stockholders' equity                                       11,115         1,227
                                                                      ---------      --------

                  Total liabilities and stockholders' equity           $ 12,118       $ 7,445
                                                                       ========       =======



    The accompanying notes are an integral part of the financial statements.

HMSR Inc.
Consolidated Statements of Operations


Year Ended December 31,                                     2000            1999          1998
(In thousands, except per share amounts)                    ------          ----          ----

Operating expenses:
        General and administrative                          $ 805         $ 657         $ 690
                                                            ------        ------        -----

Loss from continuing operations                              (805)         (657)         (690)

Other income (expense):

        Interest income                                       935           201           169
        Interest expense                                   (1,056)       (1,493)         (372)
                                                           -------       -------         -----

Net loss from continuing operations                          (926)       (1,949)         (893)

Discontinued operations:
Loss from discontinued operations                         (15,297)       (8,716)      (11,277)
                                                          --------       -------      --------

Net loss                                                $ (16,223)    $ (10,665)    $ (12,170)
                                                        ==========    ==========    ==========

Net loss per share - basic and diluted:

Continuing operations                                     $ (0.05)      $ (0.14)      $ (0.10)
Discontinued operations                                   $ (0.80)      $ (0.63)      $ (1.25)
                                                          --------      --------      --------
Net loss per share                                        $ (0.85)      $ (0.77)      $ (1.35)
                                                          ========      ========      ========

Weighted average number of shares of common stock
      Outstanding - basic and diluted                      19,046        13,766         9,025


    The accompanying notes are an integral part of the financial statements.

HMSR Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

Year ended
December 31, 2000, 1999
and 1998 (In thousands)

                                                                                                           Total
                                                     Additional                                    Stockholders'
                                       Common Stock     Paid-in       Unearned         Accumulated        Equity
                                   Shares    Amount     Capital   Compensation   Other     Deficit      (Deficit)
                                   ------    ------     -------   ------------   -----     -------      ---------

Balance at December 31, 1997        8,164      $ 82     $60,878        $(89)     $(1)   $(62,337)       $(1,467)

Issuance of common stock to
   employees under stock
   plans                               97         1          89                                              90

Issuance of common stock
   for debt                           827         8       8,679                                           8,687

Issuance of warrants                                      1,938                                           1,938

Unearned compensation                                                    89                                  89
   amortization
                                                                                   1                          1
Other

Net loss                                                                                 (12,170)       (12,170)
                                   ------     -----   ---------     -------- --------  ----------       --------

Balance at December 31, 1998        9,088        91      71,584           -        -     (74,507)        (2,832)


Issuance of common stock to
   employees under stock
   plans                              404         4         813                                             817

Issuance of common stock
    in private placements,
    net of issuance costs of $93    6,331        63      13,844                                          13,907

Net loss                                                                                 (10,665)        (10,665)
                                   ------     -----   ---------     -------- --------  ----------       --------

Balance at December 31, 1999       15,823       158      86,241           -        -     (85,172)         1,227

Issuance of common stock to
   employees under stock
   plans                              351         4         316                                             320

Issuance of common stock
    in private placements,
    net of issuance costs
    of $2,184                       3,730        37      25,754                                          25,791

Net loss                                                                                 (16,223)       (16,223)
                                   ------     -----   ---------     -------- --------  ----------       --------
Balance at December 31, 2000       19,904     $ 199   $ 112,311     $     -  $     -   $(101,395)       $11,115
                                   ======     =====   =========     ======== ========  ==========       ========


     The accompanying notes are an integral part of the financial statements

HMSR Inc.
Consolidated Statements of Cash Flows
Year ended December 31,
(In thousands)

                                                                    2000         1999          1998
                                                                    ----         ----          ----
Cash flows from operating activities:
   Net loss from continuing operations                            $(926)    $ (1,949)        $(893)

   Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
      Financing costs related to warrants                           725        1,024           189
      Amortization of deferred compensation                           -            -            89
      Accretion of marketable securities discount                   (61)           -            20
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                      61          116           (21)
      Accounts payable                                             (209)          33           171
      Accrued expenses                                               (5)          39           465
      Other assets                                                   10           (6)          (10)
                                                                --------     ---------      --------

   Net cash used in operating activities                           (405)        (743)           10
                                                                --------     ---------      --------

   Cash flows from investing activities:

      Purchases of available for sale marketable securities     (31,402)           -       (20,255)
      Maturities of available for sale marketable
       securities                                                26,000            -        27,117
      Unrealized holding loss of available for sale
       marketable securities                                          -            -             1
                                                                --------     ---------      --------

   Net cash (used in) provided by investing activities           (5,402)           -         6,863
                                                                --------     ---------      --------

   Cash flows from financing activities:

      Net proceeds from issuance of common stock                 26,111       14,724            90
      Borrowing from notes payable arrangements                       -            -         5,000
      Repayment of notes payable                                 (5,000)           -             -
                                                                --------     ---------      --------

   Net cash provided by financing activities                     21,111       14,724         5,090
                                                                --------     ---------      --------
   Net increase in cash and cash equivalents from
    continuing operations                                        15,304       13,981        11,963
   Net cash used in discontinued operations                     (17,332)     (10,565)      (11,410)
                                                                --------     ---------      --------

   Net (decrease) increase in cash and cash equivalents          (2,028)       3,416           553

   Cash and cash equivalents at beginning of period               5,243        1,827         1,274
                                                                --------     ---------      --------

   Cash and cash equivalents at end of period                    $3,215       $5,243        $1,827
                                                                  ======       ======        ======

   Supplemental schedule of cash flow information:

      Cash paid during the year for interest                      $ 372        $ 453         $ 503

   Non-cash investing and financing activities:

      Common stock issued for convertible subordinated note        $  -         $  -       $ 8,687

      Value of warrants issued for guaranteed line of credit       $  -         $  -       $ 1,938


     The accompanying notes are an integral part of the financial statement.

HMSR Inc.
Notes to Consolidated Financial Statements

A.       THE COMPANY:

Nature of the Business

        HMSR Inc. (the "Company"), formerly HemaSure Inc., is utilizing its proprietary filtration technologies to develop products to increase the safety of donated blood and to improve certain blood transfusion procedures. The Company's current blood filtration product ("r\LS System") is designed for use by blood centers and hospital blood banks worldwide.

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

        The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The termination and cancellation of the Company's distribution and sales agreements respectively and the losses from operations raise substantial doubt with respect to the Company's ability to continue as a going concern. Management's plans with regard to these matters include the sale of the non-cash assets of the Company as described below. Although management continues to pursue this plan, there is no assurance that the Company will be successful in obtaining shareholder approval. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note Q.

Sale of the non-cash assets of the Company

        On February 3, 2001, the Company agreed to sell substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement ("Purchase Agreement") executed by the two companies. See Note Q.

        Following approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of certain other conditions, the Company will sell substantially all of its non-cash assets to Whatman. Under the terms of the Purchase Agreement, the consideration to be received by the Company for the Asset Sale (the "Consideration") will consist of
(1) $10 million in cash, which will be paid to the Company at the Closing; (2) an additional payment by Whatman, in cash or common stock of Whatman plc at Whatman's option, which effectively reimburses the Company for its net operating costs and expenses incurred in connection with the Company's business during the period beginning on November 1, 2000 and ending on the Closing Date, which amount is currently anticipated to be approximately $4 million and is expected to be paid to the Company in the second quarter of 2001; and (3) a royalty of 4% on sales by Whatman, Whatman plc or their affiliates of certain filtration products, including products that utilize the Company's technology, up to a total royalty of $12 million, subject to certain reductions described in the Royalty Agreement, which include the offset of certain potential liabilities associated with the Company's patent litigation with Pall Corporation that Whatman will assume. Accordingly, the total amount of the Consideration to be paid by Whatman to the Company will be approximately $13 million to $25 million in cash or cash and common stock of Whatman plc. See Note Q.

        Under the terms of the Purchase Agreement, Whatman will assume and be legally responsible for certain liabilities of the Company, and Whatman plc will guarantee Whatman's obligation to pay the Consideration to the Company. In addition, in the event that Whatman elects to pay the approximately $4 million reimbursement portion of the Consideration in shares of Whatman plc's common stock, the Purchase Agreement provides that Whatman plc will guarantee a minimum per share price to the Company of $4.3864 with respect to any share of Whatman plc's common stock resold by the Company within 60 days after such shares are issued to the Company. The Company currently anticipates that any share of Whatman plc's common stock issued to the Company will be resold by the Company within 60 days of the issuance to the Company of such share. See Note Q.

        The Company has the right to terminate the Purchase Agreement under certain circumstances, including if the Board of Directors determines, upon the written opinion of the Company's counsel, that the failure to terminate the Purchase Agreement could be expected to be a breach of, or be inconsistent with, the fiduciary duties of the Board of Directors under applicable law. In the event of termination for the foregoing reason, the Company is required to pay Whatman a fee of $500,000 upon the termination of the Purchase Agreement. See Note Q.

        The obligations of the Company, Whatman and Whatman plc to consummate the Asset Sale are subject to a number of customary conditions, including, among others, approval and adoption of the Purchase Agreement by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote thereon. See Note Q.

        It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Purchase Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Purchase Agreement. Either party may terminate the Purchase Agreement if the closing does not occur by May 31, 2001. Accordingly, there can be no assurance as to if or when the Asset Sale will be consummated. See Note Q.

        Upon closing of the Purchase Agreement with Whatman, the Company is expected to have approximately $17.5 million in a combination of cash, cash equivalents, marketable securities and Whatman plc stock (based on current cash and marketable securities levels, the Company's expected "burn rate" through closing and the terms of the Purchase Agreement). In that regard, the Company is in the preliminary stages of considering various strategic business combinations and other transactions with a view toward further enhancing stockholder value following the consummation of the sale of its assets and business to Whatman.See Note Q.

        In the event that the Asset Sale does not occur, the Company will consider other business alternatives, including but not limited to other business combinations and a liquidation of the Company's assets. Given that any proceeds from any such liquidation and any other cash on hand would be first used to pay the Company's creditors and outstanding payables, and given certain legal requirements that the Company maintain certain cash on hand for certain mandated time periods, there is no assurance as to when, if ever, any proceeds from a liquidation would be distributed to the Company's Stockholders. In certain instances, if the Purchase Agreement is terminated, the Company will pay Buyer certain fees. See Note Q.

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

        Subsequent to December 31, 2000, the Company sold certain assets to Whatman as described in Note A. Accordingly , the accompanying financial statements have been reclassified to present the sale of the red blood filtration business net assets in results of operations as discontinued operations, see Note Q.

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

Inventories of discontinued operation (See Note Q)

        Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment of discontinued operation (See Note Q)

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

Revenue Recognition of discontinued operation (See Note Q)

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

Research and Development of discontinued operation (See Note Q)

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company adopted SAB No. 101 in fiscal 2000. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of discontinued operations.

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

C. ACCOUNTS RECEIVABLE OF DISCONTINUED OPERATION (See Note Q):

        The Company's 2000 and 1999 trade receivables from discontinued operations primarily represent amounts due for product sales. The allowance for doubtful accounts was $0 and $5,000 at December 31, 2000 and 1999, respectively.

        The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

D. INVENTORY OF DISCONTINUED OPERATION (See Note Q):

        Inventory of the discontinued operation consisted of the following at December 31:

(In thousands)                                       2000            1999
                                                     ----            ----
Raw materials                                     $ 2,200            $393
Work in Progress                                       78             401
Finished goods                                          7              12
                                                  -------          ------
                                                  $ 2,285            $806
                                                  =======            ====

E. PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATION (See Note Q):

        Property and equipment of the discontinued operation consisted of the following at December 31:


(In thousands)                                            2000             1999
                                                          ----             ----
Laboratory and manufacturing equipment                  $1,430           $1,835
Leased laboratory and manufacturing equipment                -              149
Office equipment                                           704              858
Leasehold improvements                                     858              772
                                                       -------          -------
                                                         2,992            3,614

Accumulated depreciation and amortization               (1,759)          (2,324)
                                                       -------          -------

                                                         1,233            1,290
Construction in progress                                   617              257
                                                       -------          -------

                                                       $ 1,850           $1,547
                                                       =======           ======


                                                               .


        Depreciation and amortization expense of the discontinued operation was $636,000, $475,000 and $391,000, in 2000, 1999 and 1998, respectively. In 2000,
$425,000 was charged to the loss from discontinued operations related to the fixed asset write-down of two production units to their net scrap value, as they will no longer be used in the manufacturing process from the discontinued operation.

        Accumulated amortization of assets under lease of the discontinued operation was $106,000 for the period ended December 31, 1999.



F. ACCRUED EXPENSES AND COMMITMENTS AND CONTINGENCIES:

        Accrued expenses consist of the following at December 31:

(In thousands)                                 2000               1999
                                               ----               ----
Employee Compensation                          $ 91               $189
Professional fees                               428                155
Interest on notes payable                         -                 41
Customer refunds                                664                175
Services                                         12                678
Miscellaneous                                   194                282
                                                ---                ---
                                              1,389              1,520

Less accrued expenses of
discontinued operation:                        (446)              (571)
                                              -----              -----

                                                943                949
                                                ===                ===


        In the event of a termination of the Purchase Agreement with Whatman, the Company is required to pay Whatman a fee of $500,000. See Note Q.

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

G. LEASE OBLIGATIONS OF DISCONTINUED OPERATION (See Note Q):

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

        Future minimum payments of the discontinued operations under all non-cancelable operating leases in effect at December 31, 2000 are as follows:



     (In thousands)                            Discontinued     Continuing
     Year                                        Operations     Operations
     ----                                            Leases         Leases
                                                     ------         ------

     2001                                              $295          -
     2002                                               306          -
     2003                                               306          -
     2004                                                26          -
     2005 and thereafter                                  -          -
                                                       ----      -----
     Total minimum lease payments                      $933      $   -
                                                       ----      -----

        The total charged to rent expense included in the loss from discontinued operations for all non-cancelable leases including amounts for building maintenance, utilities and other operating costs was $872,000, $660,000, and $833,000, in 2000, 1999, and 1998, respectively.

        In December 1999 the Company entered into an exclusive five-year manufacturing and supply agreement with a major supplier of a component to the Company's product. The Company completed two amendments to this agreement in both September and December 2000 in which it agreed to pay Filtertek a total of $705,000. No commitments have been made to make such payments in the future. The agreement contains minimum purchase requirements in future years, which if not met could require the Company to purchase certain production equipment of the supplier as defined in the agreement. The supplier, under certain conditions, will acquire such equipment during fiscal years 2000 and 2001. The agreement also contains provisions under which the agreement could become non-exclusive under certain conditions as defined in the agreement and for extensions of the term of the agreement.

H. NOTES PAYABLE:

        Notes payable consisted of the following at December 31:

(In thousands)                                    2000              1999
                                                  ----              ----
Leasehold improvements financing of                $43           $    73
discontinued operation

Revolving line of                                    -             5,000
credit of continuing                               ---           -------
operation                                           43             5,073

Less current portion                                34             5,030
                                                    --             -----
                                                   $ 9           $    43
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

I. SEGMENT INFORMATION FROM DISCONTINUED OPERATION (See Note Q):

        The discontinued operation of the Company operated in the blood filtration business.

        Percentage of revenues derived from significant customers from the discontinued operation is as follows:


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

        On May 3, 1999, the Company completed a private placement financing with Gambro Inc. ("Gambro"). The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 4,500,000 shares of the Company common stock. The stock subscription agreement also provided Gambro with an option to purchase additional shares of the Company's common stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of common stock to be based upon the market price of the Company's common stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 498,355 shares at a price of $6.02 per share. The price and number of shares reflected the average price of the Company's stock in the 30 days prior to the exercise date of October 5, 1999. In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory from the discontinued operation (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 1,011,692 shares of common stock with a fair market value at closing of $332,000.

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

        The Company has two stock options plans currently in effect under which future grants may be issued: The 1994 Stock Option Plan, as amended, and the 1994 Director Option Plan, as amended (collectively, the "Plans"). A total of 3,528,400 shares have been authorized for grants of options or shares, of which 410,400 are still available for grant. Stock options granted during 2000 and 1999 generally have a maximum term of ten years and vest ratably over a period of two to five years.

        A summary of the Company's stock option activity for the years ended December 31 follows:

                                              Number of Options         Weighted Average
                                                 (In thousands)           Exercise Price
----------------------------------------------------------------------------------------
Outstanding at December 31, 1997                          2,019                    $3.25
Granted                                                   2,029                    $0.72
Exercised                                                     -                        -
Terminated                                               (1,534)                   $3.06
                                                        -------                    -----

Outstanding at December 31, 1998                          2,514                    $1.31
Granted                                                     302                    $5.27
Exercised                                                  (363)                   $2.02
Terminated                                                  (63)                   $0.94
                                                           ----                    -----

Outstanding at December 31, 1999                          2,390                    $1.72
Granted                                                     357                    $4.62
Exercised                                                  (110)                   $1.45
Terminated                                                  (84)                   $5.22
                                                           ----                    -----

Outstanding at December 31, 2000                          2,553                    $2.03
                                                          =====                    =====

        The following table summarizes the status of the Company's stock options at December 31, 2000:

                OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
------------------------------------------------------   -------------------------------------
                                             Weighted    Weighted       Number        Weighted
                              Number         Average     Average     Exercisable       Average
                          Outstanding As    Remaining    Exercise       As of         Exercise
                            Of 12/31/00    Contractual    Price        12/31/00         Price
Range of Exercise Prices  (In thousands)       Life                  (In thousands)
------------------------  --------------   -----------   --------    --------------   --------
     $ .63    -    $ .94       1,490           7.1       $ .64          727            $ .64
     $1.25    -    $1.75         288           7.5      $ 1.27          118            $1.29
     $2.00    -    $2.12         157           5.1      $ 2.04          107            $2.00
     $3.22    -    $4.88          57           6.7      $ 3.77           38            $3.75
     $5.00    -    $5.94         523           9.0      $ 5.30           53            $5.60
    $12.38    -   $16.25          38           5.3      $14.35           34           $14.57
                               -----           ---      ------           --           ------
                               2,553           7.4       $2.03        1,077            $1.65

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


(In thousands; except per share amounts)                   2000            1999          1998
                                                           ----            ----          ----

Net loss - as reported                                $(16,223)       $(10,665)    $ (12,170)

Net loss - pro forma                                  $(17,062)       $(11,274)    $ (12,610)

Net loss per share - as reported - basic and           $ (0.85)        $ (0.77)      $ (1.35)
diluted

Net loss per share - pro forma - basic and             $ (0.90)        $ (0.82)      $ (1.40)
diluted

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

        Under a Technology Transfer and License Agreement, Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications that relates to and is used in researching developing or manufacturing products in the Company Field as defined in the agreement. Further, Sepracor granted an exclusive license to the Company for any improvements to the transferred technology, which were developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer and License Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field. All licenses were royalty-free. Sepracor also granted the Company a right of first refusal to any product, which Sepracor proposed to sell, or license a third party to sell during the Effective Period, for use within the Company Field.

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

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except for share amounts)               Q1 2000    Q2 2000    Q3 2000     Q4 2000
                                                       -------    -------    -------     -------

Operating expenses from continuing operations           ($173)     ($445)      ($93)       ($94)
Net income (loss) from continuing operations             (401)      (498)       (67)         14
Loss from discontinued operation                       (2,918)    (2,848)    (4,642)     (4,863)
Net loss                                              $(3,319)   $(3,346)   $(4,709)    $(4,849)
Net loss per share - basic and diluted:
Continuing operations                                  $(0.02)    $(0.03)    $(0.00)      $0.00
Discontinued operation                                 $(0.17)    $(0.14)    $(0.24)     $(0.25)
                                                       -------    -------    -------     -------
Net loss per share basic and diluted                   $(0.19)    $(0.17)    $(0.24)     $(0.25)

Weighted average number of shares of common stock      17,039     19,652     19,704      19,773
      Outstanding - basic and diluted


                                                       Q1 1999    Q2 1999    Q3 1999     Q4 1999
                                                       -------    -------    -------     -------
Operating expenses from continuing operations            (135)      (182)      (178)       (162)
Net loss from continuing operations                      (509)      (482)      (485)       (473)
Loss from discontinued operation                       (2,409)    (1,991)    (2,058)     (2,258)
Net loss                                             $ (2,918)  $ (2,473)  $ (2,543)   $ (2,731)
Net loss per share - basic and diluted:
Continuing operations                                 $ (0.06)   $ (0.03)   $ (0.03)    $ (0.03)
Discontinued operation                                $ (0.26)   $ (0.14)   $ (0.14)    $ (0.14)
Net loss per share basic and diluted                  $ (0.32)   $ (0.17)   $ (0.17)    $ (0.17)

Weighted average number of shares of common stock       9,221     14,830     15,145      15,782
      Outstanding - basic and diluted


Q. DISCONTINUED OPERATION:

        On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation ("Whatman") and a subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement"). All non-cash assets and certain liabilities were transferred to the purchaser on that date. Accordingly the only continuing operations of the Company consist of general and administrative expenses to operate a shell company and to investigate various strategic business combinations. The Company has reclassified the consolidated financial statements included herein, for all periods to reflect the sale of the non-cash assets relating to the red blood filtration business, its only segment, as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, and all prior periods have been restated, including the allocation of expenses between continuing and discontinued operation.

        Net sales and income from the discontinued operation are as follows:


                                              Year ended               Year ended           Year ended
                                       December 31, 2000        December 31, 1999     December 31,1998
                                       -----------------        -----------------     ----------------

Revenues from discontinued operation             $3,219                    $805                $25
                                                 -------                   -----               ----

Loss from discontinued operation              $ (15,297)               $ (8,716)         $ (11,277)
                                              ----------               ---------         ----------

Assets and liabilities of the discontinued operation were as follows:


                                                        December 31, 2000  December 31, 1999
                                                        -----------------  -----------------

Inventory                                                         $ 2,285              $ 806
Other current assets                                                  264                617
Property and equipment, net                                         1,850              1,547
Other assets                                                           32                 32
Current liabilities                                                (1,031)            (1,602)
Long-term liabilities                                                  (9)               (43)
                                                                  --------           --------

Net assets of discontinued operation                              $ 3,391            $ 1,357
                                                                  ========           ========


        Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001, (ii) a reimbursement amount which the Company expects at May 29, 2001 will be $6,956,000, effectively covering the net change in cash from the ongoing discontinued operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation, as described below under Note O "Litigation."

        In connection with the sale of its non-cash assets on May 29, 2001, the Company has recorded a gain on the date of disposal, of $11,975,000, which includes the expected $6,956,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of fiscal 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of fiscal 2001, with such costs and expenses included in discontinued operation. The Company expects to incur a minimal tax liability (estimated to be no greater than $100,000) in connection with the sale, as it believes it has sufficient federal and state net operating loss carryforwards and tax credits to offset any gains realized. No value was ascribed to the potential future royalties in recording the gain on this transaction. The net book value of assets sold were $3,587,000. As part of the non-cash asset sale Whatman retained the Company's personnel associated with the discontinued operation. Accordingly all issued but unvested stock options of the Company vested on May 29, 2001 and will terminate unless exercised within 90 days thereafter with the exception of certain executive officers who were retained by the Company.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of January, 2002.

                                 HMSR INC.


                                 By:    /s/ John F. McGuire, III
                                       -----------------------------------------
                                          John F. McGuire, III
                                          Executive Officer

                                  EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K:



    Exhibit No.                                    Description
    -----------                                    -----------

              2.1(6) Heads of Agreement, dated as of January 31, 1996, between the Company and Novo Nordisk A/S.

              3.1(1)  Certificate of Incorporation of the Company.

             3.2(21) Certificate of Amendment of Certificate of Incorporation of the Company.

             3.3(23) Certificate of Amendment of Certificate of Incorporation of the Company.

              3.4(1)  By-Laws of the Company.

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

            10.1(22)  Amended and Restated 1994 Stock Option Plan.

             10.2(9)  1994 Director Option Plan.

             10.3(1) Form of Technology Transfer and License Agreement between the Company and Sepracor Inc.

             10.4(6) Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between the Company and First Marlboro Development Trust.

             10.5(4) Employment Agreement between the Company and Dr. Hans Heiniger, dated January 10, 1994.

             10.6(7) Asset Purchase Agreement dated as of May 2, 1996 between the Company,

    Exhibit No.                                    Description
    -----------                                    -----------
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

           10.24(14)  Senior Management Retention Agreement, dated as of
                      December 22, 1998, between the Company and Peter C. Sutcliffe.

           10.25(13)  Securities Purchase Agreement, dated as of March 23, 1999, between the Company and Sepracor.

           10.26(14)  Amended and Restated Exclusive Distribution Agreement,
                      dated as of May 3, 1999, between the Company and COBE.

           10.27(15)  Master Purchase Agreement, dated as of July 1, 1999, between the Company

    Exhibit No.                                    Description
    -----------                                    -----------
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

           10.33(17)  Indemnification Agreement, dated as of July 13, 2000 between the 10.33 (17) Company and Ahlstrom Technical Specialties LLC.

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

           10.41(23)  Termination and Release, dated as of August 17, 2001, by and between The American National Red Cross, and the Company.

           10.42(23)  Employment Agreement, made effective May 29, 2001, by and between the Company and John F. McGuire.

           10.43(23)  Employment Agreement, made effective May 29, 2001, by and between the Company and James B. Murphy.

           10.44(23)  Employment Agreement, made effective May 29, 2001, by and between the Company and Peter C. Sutcliffe.

           10.45(23)  Consulting Agreement, entered into as of January 1, 2001, by and between the Company and Summit Roundtable.

           21.1(12)   Subsidiaries of the Company.

    Exhibit No.                                    Description
    -----------                                    -----------

           23.1       Consent of PricewaterhouseCoopers  LLP



_____________________


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

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(20) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(22) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on May 24, 1999.

(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended Secptember 30, 2001.