Form 10-K405
period 2001-12-31
POINT THERAPEUTICS INC
filed 2002-04-01
CIK 919745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-19410

                             ---------------------

                            POINT THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           04-3216862
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)

                75 KNEELAND STREET                                         02111
               BOSTON, MASSACHUSETTS                                    (Zip Code)
     (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (617) 636-0680

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((sec.) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 2002 was approximately $26,611,000.

     The number of shares outstanding of the Registrant's common stock as of March 18, 2002 was approximately 9,276,000.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Point Therapeutics, Inc. ("Point" or the "Company" or "we") is developing small molecule drugs for the treatment of certain hematopoietic disorders and for the treatment of cancer. PT-100, Point's lead product candidate, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) and anemia (an abnormally low level of red blood cells).

     Point's principal executive offices are located at 75 Kneeland Street, Boston, Massachusetts, and the telephone number is (617) 636-0680. The shares of Point's common stock, par value $.01 per share (the "Common Stock"), trade on the OTC Bulletin Board under the symbol "POTP".

     The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. From May 2001 until the merger with Point Massachusetts (described below), the Company's continuing operations consisted of general and administrative expenses to operate a shell company and to investigate various strategic business combinations.

     On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Point Therapeutics, Inc., a privately held Massachusetts corporation ("Point Massachusetts").

     On March 15, 2002, the Company's stockholders approved a 1-for-10 reverse split of the Company's common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. The merger became effective on March 15, 2002, at which time, Point Massachusetts became a wholly-owned subsidiary of the Company. Point Massachusetts subsequently changed its name to "Point Therapeutics Massachusetts, Inc."

  BUSINESS OF THE COMPANY AFTER THE MERGER

     Point's business operations after the merger consist solely of the business previously conducted by Point Massachusetts, which is now a wholly-owned subsidiary of Point.

     Point is developing small molecule drugs for the treatment of certain hematopoietic disorders and for the treatment of cancer. PT-100, Point's lead product candidate, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) and anemia (an abnormally low level of red blood cells).

     Hematopoietic disorders are medical conditions characterized by an abnormally high or low level of mature blood cells. The different types of mature blood cells include neutrophils (a type of white blood cell), red blood cells, T and B cells (types of white blood cells) and platelets, each of which plays an important role in the body. For example, neutrophils are the body's first defense against infection. A person with an abnormally low level of neutrophils, or neutropenia, is at an increased risk of developing an infection.

     Various diseases and disease treatments can suppress the body's production of blood cells, causing hematopoietic disorders. For example, chemotherapy, which is one treatment option for individuals with cancer, targets cell types that grow rapidly, such as tumor cells, and destroys them. However, as an unwanted side effect of chemotherapy, neutrophils and other types of blood cells whose levels are maintained by rapid cell growth may also be damaged or destroyed. This can cause the cancer patient receiving chemotherapy to develop neutropenia, anemia and other hematopoietic disorders. Suppression of blood cell production and destruction of mature blood cells are also thought to arise in other diseases such as AIDS.

     Point believes that PT-100 potentially has the ability to treat hematopoietic disorders involving abnormally low levels of blood cells. The treatment of neutropenia is the first clinical application for PT-100 being tested by Point in clinical trials. PT-100 is currently in a Phase I/II clinical study for the treatment of neutropenia in cancer patients as an adjunct to chemotherapy. Point believes that PT-100 might also be developed for the treatment of neutropenia in patients with AIDS or other diseases that can cause neutropenia.

     In addition to serving as a potential treatment for neutropenia, Point has obtained results from preclinical research in animal models indicating that PT-100 potentially has the ability to treat acute anemia. Acute anemia is a condition of an abnormally low number of red blood cells. For example, cancer patients sometimes develop acute anemia after undergoing chemotherapy because of the chemotherapeutic agent's adverse effects on red blood cell production. Similarly, Point believes that PT-100 could potentially serve as a treatment for patients with AIDS suffering from acute anemia caused by bone marrow deficiencies that affect blood cell production. To date, Point has not initiated human clinical testing of PT-100 in treating these conditions.

     If Point is able to obtain FDA approval to market PT-100 for the treatment of neutropenia in cancer patients undergoing chemotherapy, Point believes that PT-100 could have clinical and competitive advantages over currently available products.

     In particular, if PT-100 were demonstrated by Point to be orally effective in such treatments, PT-100 would have the clinical advantage of being able to be administered to patients in tablet form, as opposed to injection or other means of drug administration that must be used by products currently being marketed for the treatment of neutropenia. Point believes PT-100 is orally bioavailable because increasing amounts of PT-100 were found in the serum of clinical study subjects in initial human safety studies as increasing doses of PT-100 were administered orally. In addition, an enzyme indicator of PT-100 activity was inhibited in a dose-dependent manner (increased doses caused decreased activity of the enzyme). Moreover, Point has observed in animal models designed to test PT-100's effects on neutropenia that neutrophil counts in animals increased after PT-100 was given orally. Point also observed, in initial safety studies in healthy human volunteers, that, at certain doses, PT-100 administered orally caused increases in neutrophils. These observations suggest that PT-100, administered orally, could provide an effective treatment of neutropenia.

     Another possible advantage of PT-100 over currently available products could be the cost and ease of manufacturing the product. Most of the products currently available for the treatment of neutropenia are large, complex proteins, which are made in biological systems. In contrast, PT-100 is a member of a class of chemical compounds known as boronated dipeptides, a small molecule which is chemically synthesized. Synthetic small molecule products are generally less expensive to manufacture than large protein-based treatments. For this reason, Point believes that its costs of production for a treatment regimen of PT-100 would be less than the costs of producing large protein-based treatments for neutropenia.

     In addition to potentially serving as a treatment for different hematopoietic disorders, PT-100 has been observed by Point in animal testing to have an ability to inhibit the growth of different types of tumors. The tumor responses in animals observed by Point have ranged from tumor growth inhibition for certain types of tumors to full regression of other tumors. Point currently plans to complete its preclinical research on the anti-tumor effects of PT-100 in 2002 and then to file an Investigational New Drug application with the FDA in order to initiate a clinical program to test the safety and efficacy of PT-100 for a specific anti-tumor indication.

     To date, Point has not submitted PT-100 or any other product to the FDA for marketing approval. Due to risks and uncertainties inherent in clinical testing and the regulatory process, Point is not able to estimate at this time when PT-100 may be submitted to the FDA for marketing approval or be commercially available for any application, if at all.

  ROLE OF PT-100 IN HEMATOPOIESIS

     Hematopoiesis is a continuous process of blood cell development within the body. The need for this continuous activity is due to the relatively short life span of most blood cells. Hematopoiesis has several stages, starting in the bone marrow with cells called hematopoietic stem cells. Hematopoietic stem cells are believed to be the origin of all blood cells, undergoing a well-regulated process of proliferation (increase in cell numbers) and differentiation into different types of blood cells. Under the influence of certain growth factors, which are proteins which activate cell proliferation and differentiation, hematopoietic stem cells develop into primitive hematopoietic progenitor cells. Primitive hematopoietic progenitor cells are cells in the bone marrow that have the ability to develop into different blood cell types. Depending on the body's needs and the presence or absence of specific growth factors, primitive hematopoietic progenitor cells develop into committed progenitor cells. These cells are programmed to end up as blood cells of a specific type, such as neutrophils, red blood cells and platelets. See the hematopoiesis stem cell chart set forth below.

                             [HEMATOPOIESIS GRAPH]

     Various disease treatments, such as chemotherapy, can have the unintended effect of suppressing the production of blood cells. Certain hematopoietic disorders, such as anemia, thrombocytopenia (which is an abnormally low level of platelets) or neutropenia can arise also due to damage to bone marrow cells caused by AIDS and other diseases. Since all blood cells have critical functions (for example, neutrophils fight infections and red blood cells carry oxygen), a patient's safety is at risk the longer he or she is missing the full complement of blood cells.

     Point has observed that PT-100 has the ability to stimulate the growth of primitive hematopoietic progenitor cells under certain laboratory conditions in human cell cultures. Point has also observed in research animal models that PT-100 appears to stimulate the proliferation of primitive hematopoietic progenitor cells. Point believes that these observations are due to PT-100's interaction with specialized cells in the bone marrow called stromal cells to increase the production of certain hematopoietic growth factors. These growth factors are believed to be required for the development and differentiation of mature blood cells. For example, Point has observed in preclinical animal research that PT-100 stimulates the production of the growth factor G-CSF, which is a protein involved in both the expansion of primitive hematopoietic progenitor cells and the differentiation of committed progenitor cells into neutrophils.

     By using well-established mouse models of neutropenia, Point demonstrated that PT-100 significantly accelerated neutrophil recovery in mice following treatment with various chemotherapeutic agents. In addition, the effect on the rate of neutrophil regeneration was achieved at microgram doses of PT-100 after only a few days of administration. This supports other observations made by Point, namely, that PT-100 acts to stimulate cellular growth and differentiation in hematopoiesis in mouse models. Similarly, Point tested PT-100 in an animal model of acute anemia. Results of these tests demonstrated that mice pretreated with PT-100 developed less severe anemia due to a significantly faster recovery of mature red blood cells than in the control animals. In addition, committed progenitors of red blood cells were substantially increased in PT-100-treated mice, which supports previous observations that PT-100 increases the primitive hematopoietic progenitor pool in the bone marrow of mice.

  POTENTIAL CLINICAL INDICATIONS FOR PT-100

     Hematopoietic Disorders

     Point believes that PT-100 may be able to treat a number of different hematopoietic disorders in which the hematopoietic process has been suppressed by disease, chemotherapy, or other causes, because PT-100 appears to not only stimulate differentiation of blood cells, but also to promote growth of primitive hematopoietic progenitor cells. Therefore, PT-100 has the potential to create a larger pool of uncommitted cells that can be developed by the body into neutrophils, red blood cells, and other types of mature blood cells.

     Neutropenia

     The treatment of neutropenia is the first clinical application for PT-100 being tested by Point in clinical trials. PT-100 has been tested in 120 healthy human volunteers in two safety studies. The results of these studies suggested that PT-100 was well tolerated at doses that increased levels of neutrophils in the blood of certain clinical trial patients. The results of these studies were used to establish the potentially pharmacologically active doses to be evaluated in current clinical studies of PT-100.

     During the third quarter of 2001, Point Massachusetts initiated a Phase I/II clinical study under an FDA-approved Investigational New Drug Application in which cancer patients undergoing chemotherapy are given PT-100 as an adjunct therapy for the treatment of neutropenia. This Phase I/II study is designed to determine the clinical safety of PT-100 in cancer patients undergoing chemotherapy, as well as to establish a dose of PT-100 that accelerates neutrophil recovery following chemotherapy.

     Point also believes that PT-100 may have potential for the treatment of neutropenia in AIDS patients, but has not initiated any clinical testing for this indication.

     Acute Anemia, Thrombocytopenia

     Point also believes that PT-100 has potential for the treatment of additional hematopoietic disorders, such as acute anemia and thrombocytopenia (a condition characterized by low levels of platelets which frequently occurs with patients treated with chemotherapy). Point also believes that PT-100 may have potential for the treatment of acute anemia in AIDS patients. Point has not yet initiated clinical testing of PT-100's safety and efficacy in treating these conditions.

     Anti-Tumor Indication

     In addition to the stimulation of the hematopoiesis, Point has discovered in preclinical animal experiments that PT-100 can also stimulate the production of soluble proteins known to promote defenses against malignant tumors. The soluble proteins involved are referred to as cytokines and chemokines. These cytokines and chemokines regulate the growth and function of specialized blood cell types, including T and B cells, which are necessary in order to provide the body's immune defense against foreign agents and tumors. PT-100 has been shown, in animal models, to increase production of certain cytokines and chemokines known to promote both immunological and non-immunological attack against tumors. Consequently, PT-100 has been evaluated in animal models of cancer and shown to significantly inhibit the growth of experimental tumors. In certain animal models PT-100 treatment caused rejection of specific tumors. Because PT-100 appears to stimulate multiple blood cell types involved in anti-tumor defenses in animal models, Point believes that PT-100 might provide a new clinical approach to cancer therapy. Point currently plans to complete its preclinical research on the anti-tumor effects of PT-100 in 2002 and then to file an Investigational New Drug application with the FDA in order to initiate a clinical program to test the safety and efficacy of PT-100 for a specific anti-tumor indication.

INTELLECTUAL PROPERTY

     In May 1997, Point Massachusetts entered into a license agreement with the Tufts University School of Medicine ("Tufts"). Under the Tufts license agreement, Point has been granted exclusive, worldwide rights to the boroproline family of small molecule compounds, including PT-100. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 90,459 shares of Point Massachusetts common stock. In addition, Point is required to pay Tufts a minimum annual payment of $20,000; clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by Point from any sublicensor of the Tufts patents or technology. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. See "Risk Factors -- If Tufts University School of Medicine terminates Point's license, Point could experience delays or be unable to complete the development and commercialization of its potential products."

     Protection of Point's proprietary compounds and technology is essential to Point's business. Point's policy is to protect its technology by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its business. Currently, Point is awaiting action on various patent applications relating to technology or the uses or products thereof which it owns or which it has licensed.

     The license from Tufts includes five U.S.-issued patents. Additionally, Point has been issued two U.S. and corresponding foreign patents and has been granted a Notice of Allowance for a third patent. Point's patents are related to its hematopoietic program and composition of matter covering its small molecules. Point has also filed patent applications in the United States and in foreign countries relating to hematopoietic stimulation and anti-tumor agents.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and in Point's ongoing research and development activities. All of Point's products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained for any of Point's products, may be limited in scope, which may significantly limit the indicated uses for which Point's products may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

     The following paragraphs provide a general overview of the approval process for a new drug.

     Investigational new drug application. If a company wants to test a new drug in human patients, an investigational new drug application ("IND") must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug. The IND becomes effective if not rejected or put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board, comprised in part of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the study protocol and monitor the study on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

     Clinical trials. Clinical trials typically are conducted in three sequential phases, Phases I, II and III. These phases may be compressed, may overlap or may be omitted in some circumstances.

     -- Phase I clinical trials. After an IND becomes effective, Phase I human clinical trials can begin. These studies evaluate a drug's safety profile and the range of safe dosages that can be administered to the patient, including the maximum tolerated dose that can be given to a patient with the target disease. Phase I studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body and duration of its action.

     -- Phase II clinical trials. Phase II clinical trials of drugs typically are designed to evaluate the potential effectiveness of the drug on patients with specific types and stages of disease or medical condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

     -- Phase III clinical trials. In Phase III clinical trials, the drug is usually tested in a controlled randomized trial comparing the investigational new drug to an approved form of therapy in an expanded and well defined patient population and at multiple clinical sites. The goal of these studies is to obtain definitive statistical evidence of safety and efficacy of the investigational new drug regimen as compared to an approved standard treatment in defined patient populations with a given disease and stage of illness.

     New drug application. After completion of clinical trials, if there is substantial evidence that the drug is safe and effective, a New Drug Application, or NDA, is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from clinical trials, and the content and format of an NDA must comply with all FDA regulations. Accordingly, the preparation and filing of an NDA is a major undertaking for a company.

     The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing. In such an event, the NDA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. By law, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

     Other regulatory requirements. Any products Point manufactures or distributes under FDA approvals would be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practice regulations, which impose procedural and documentation requirements upon Point and any third party manufacturers Point utilizes.

     Point is also subject to numerous other federal, state, local and foreign laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Point may incur significant costs to comply with such laws and regulations now or in the future. In addition, Point cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     Approvals outside of the United States. Point will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for

FDA approval. Point cannot make assurances that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of Point include among others, major pharmaceutical companies, specialized biotechnology companies, and universities and other research institutions. The following sections describe the products with which PT-100 would likely compete if it were to be approved for marketing as a treatment of neutropenia in cancer patients undergoing chemotherapy or as a treatment of acute anemia caused by chemotherapy treatment. Based on SEC filings and analyst reports of public companies, Point believes that the annual sales of drugs that treat neutropenia and acute anemia currently exceed $3 billion.

  TREATMENT OF NEUTROPENIA

     Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the potential market for PT-100 if it is approved for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment or for treatment of neutropenia in AIDS patients. These include products that could receive approval for indications similar to those for which Point plans to seek for PT-100, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the availability of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy.

     Currently, the primary product marketed for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment is granulocyte-colony stimulating factor. Amgen, Inc. markets the injectable neutrophil stimulant product, NEUPOGEN(TM) as an adjunct to chemotherapy in the United States, countries of the European Union ("EU"), Canada, and Australia. NEUPOGEN(TM) is a recombinant-methionyl human granulocyte colony-stimulating factor ("G-CSF"). Chugai markets a G-CSF product in Japan as an adjunct to chemotherapy. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the U.S., Canada and Mexico.

     In addition, Immunex Corporation ("Immunex") markets a competing injectable CSF product, granulocyte macrophage colony stimulating factor ("GM-CSF") in the U.S. as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and acute myelogenous leukemia ("AML"). Novartis AG markets another GM-CSF product for use in BMT patients and as an adjunct to chemotherapy in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the U.S. and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

  TREATMENT OF ANEMIA

     If Point develops and obtains FDA approval to market PT-100 for the treatment of acute anemia (such as found in cancer patients treated with chemotherapy or found in AIDS patients), any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of red blood cells caused by chemotherapy could negatively impact the potential market for PT-100 for this indication. Currently, Johnson & Johnson markets the erythropoietin drug PROCRIT(TM) for the treatment of anemia associated with chemotherapy. Amgen has recently submitted license applications in the United States and Europe for ARANESP(TM), a fast-acting erythropoiesis stimulating protein which requires less frequent dosing than the existing therapies. Also, Aventis S.A. and Transkaryotic Therapies, Inc., are currently developing a gene-activated erythropoietin drug.

  FORMER BUSINESS OF THE COMPANY

     From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies.

     In April 2000, the Company was notified that the American Red Cross, the Company's largest customer, was suspending use of the Company's r\LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r\LS. In September 2000, the Company was notified that the American Red Cross terminated its supply contract for the r\LS System based on the extended period of time taken to prove product improvements resolved these reactions. In August 2001, the Company and the American Red Cross signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the American Red Cross $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

     In March 2001, the Company signed a termination and release agreement with Gambro BCT (the Company's exclusive distributor of its r\LS System worldwide, except for sales to the American Red Cross), effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000.

     The termination of the purchase contract by the American Red Cross and the distribution and development agreement with Gambro had an adverse impact on the Company's ability to generate revenues from the sale of the Company's r\LS product and on the Company's supply contracts with manufacturers of key components to the r\LS. On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation and a subsidiary of Whatman plc, an English corporation, pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001. The sale and the name change of HemaSure Inc. to HMSR Inc. were approved at the special meeting of stockholders of the Company held on May 21, 2001. On June 6, 2001, the Company announced that stockholders of the Company had voted in favor of the sale of the non-cash assets to Whatman and that it had changed its name from HemaSure Inc. to HMSR Inc.

     Under the terms of the Asset Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration which included a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million and are subject to certain reductions set forth in the Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation.

     In connection with the Whatman transaction, the Company retained certain liabilities, including without limitation, (i) any liabilities under any benefit plan of the Company, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any liabilities of the Company owed to the Company's security holders in their capacity as security holders of the Company, and (v) any liabilities of the Company owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with the Company.

     After the sale to Whatman and before the merger with Point Massachusetts, the Company's continuing operations consisted of general and administrative expenses to operate a shell company and to investigate various strategic business combinations.

FORWARD-LOOKING STATEMENTS

     This Item and other Items in this report contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to the our technologies and product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as "believe," "expect," "may," "will," "should," "seeks," "plans," "schedule to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. In particular, these forward-looking statements include statements relating to present or anticipated scientific progress, development or regulatory approval of potential products, future revenues, capital expenditures, research and development expenditures, future collaborations, intellectual property, personnel and manufacturing requirements and capabilities. We caution investors that such forward-looking statements are not guarantees of future performance, and that known and unknown risks, uncertainties and other factors, including those risks factors identified below, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may cause actual results to differ materially from those forward-looking statements. In addition, we caution you that forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them, even if our experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

RISK FACTORS

     Point operates in a rapidly changing environment that involves a number of risks, some of which are beyond Point's control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

  IF POINT FAILS TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS OPERATIONS, POINT WILL BE UNABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE PT-100

     Point expects that its working capital will fund its operations until the end of 2003 and therefore additional funding will be required in the future to finance its operations. Point does not know whether additional funding will be available when needed, or that, if available, Point will be able to obtain funding on satisfactory terms. Point Massachusetts spent approximately $5.9 million since inception, and Point expects its capital outlays and operating expenditures to increase over the next several years as Point expands its infrastructure and preclinical and clinical trial activities. Point may raise these funds through public or private equity offerings, debt financings or corporate alliance and licensing arrangements.

     Point's future capital requirements depend on many factors, including the progress of its research and development efforts, the scope and results of preclinical research and clinical studies of PT-100, the cost and timing of regulatory approvals of PT-100, technological advances, the reevaluation of the commercial potential of PT-100 in light of developments in Point's industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond Point's control could also impact its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Point."

     To the extent Point raises additional capital by issuing equity securities, all stockholders may experience substantial dilution. Point may be required to relinquish rights to its technologies or PT-100, or grant licenses on terms that are not favorable to Point, in order to raise additional funds through alliance, joint venture and licensing arrangements. If adequate funds are not available, Point will be required to delay, reduce the scope of or eliminate one or more of its development programs.

 POINT'S PRODUCT CANDIDATE, PT-100, IS IN THE EARLY STAGES OF HUMAN CLINICAL TESTING AND POINT IS UNABLE TO ESTIMATE WHEN IT WILL BECOME COMMERCIALLY AVAILABLE, IF AT ALL

     Point's product candidate, PT-100, is currently undergoing evaluation in early-stage clinical trials for the treatment of neutropenia. Additional human clinical trials will be required before Point can submit any application for approval to sell, manufacture and distribute PT-100 for the treatment of neutropenia. For any other applications, additional animal and laboratory testing along with human clinical trials will need to be completed before Point can submit any application for approval to sell, manufacture and distribute PT-100. PT-100 has not received regulatory approval for commercial sale and Point is unable to estimate when it will become commercially available, if at all.

     To obtain regulatory approval for the commercial sale of PT-100 for its intended therapeutic applications, Point must demonstrate through pre-clinical testing and carefully controlled and well-designed clinical trials that PT-100 is safe and effective in humans for the proposed therapeutic indications. Conducting clinical trials is a lengthy, expensive and highly uncertain process. Point is not able to estimate at this time when it will complete clinical trials for PT-100 for the treatment of neutropenia in chemotherapy patients, and clinical trials for additional indications have not yet been initiated. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. Point's clinical trials may be suspended at any time if the Food and Drug Administration or Point believes the participating patients are exposed to unacceptable health risks. Point may encounter other problems in its studies that will cause the Food and Drug Administration or Point to delay or suspend the studies. Point's ability to timely commence and complete clinical trials of PT-100 may be adversely affected by many factors, including one or more of the following:

     - ineffectiveness of PT-100, or perceptions by physicians or the FDA that PT-100 is not effective for a particular indication;

     - inability to manufacture sufficient quantities of PT-100 for use in clinical trials in compliance with strictly enforced regulatory requirements;

     - failure of the FDA to allow Point's clinical trials to commence or proceed;

     - slower than expected rate of eligible patient recruitment in the trials;

     - inability to adequately follow or evaluate patients after treatment;

     - unforeseen safety issues such as patients in clinical trials suffering adverse health consequences related to PT-100;

     - government or regulatory delays;

     - problems with clinical trial design;

     - failure to comply with FDA regulations for good clinical practices; or

     - any material compromise of data integrity.

     The results Point has obtained to date in its clinical trials are preliminary and the studies are currently ongoing. Point cannot predict or guarantee that the results of further testing, including later-stage controlled human clinical testing, will be successful or will result in FDA approval. If Point's trials are not successful, or are perceived as not successful by the FDA or physicians, Point's business, financial condition, results of operations and prospects will be harmed. If Point obtains FDA approval for PT-100 for one or more therapeutic indications, Point may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, Point's ability to promote and market such products will be limited.

 POINT MASSACHUSETTS HAD A HISTORY OF LOSSES, AND POINT EXPECTS TO CONTINUE TO INCUR LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     As of September 30, 2001, Point Massachusetts had an accumulated deficit of approximately $7.7 million. The extent of Point's future losses and the timing of profitability are highly uncertain, and Point may never achieve profitable operations. Point Massachusetts did not have any products that generated any sales revenue, and Point likely will not until PT-100 or any other product of Point becomes commercially available, if ever. Point expects to incur losses at least until it begins commercial sales of its first approved product, if any. Point expects that its operating expenses will increase and accelerate as its research and development, preclinical, and clinical operations expand, even if Point succeeds in developing one or more commercial products. Point's ability to achieve product revenue and profitability is dependent on its capability, alone or with partners, to successfully complete the development of PT-100, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell PT-100. Point cannot provide assurance that it will generate product revenues or achieve profitability.

 IF TUFTS UNIVERSITY SCHOOL OF MEDICINE TERMINATES POINT'S LICENSE, POINT COULD EXPERIENCE DELAYS OR BE UNABLE TO COMPLETE THE DEVELOPMENT AND
 COMMERCIALIZATION OF ITS POTENTIAL PRODUCTS

     Point licenses key technology including the rights to PT-100, its lead product, from Tufts University School of Medicine. The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force Point to delay or discontinue its development and commercialization programs. Pursuant to the terms of the license, Tufts University School of Medicine has the right to terminate the license prior to expiration of the term upon a material breach of the license by Point, Point's ceasing to do business or becoming insolvent or Point's failure to sell a licensed product in the U.S. market by May 2009. Point has no assurance that it would be able to license substitute technology in the future. Point's inability to do so could impair Point's ability to conduct its business because it may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize its potential products.

 IF POINT FAILS TO OBTAIN REGULATORY APPROVAL FOR PT-100 IN A TIMELY MANNER, POINT'S OPERATING RESULTS AND ITS BUSINESS MAY BE ADVERSELY AFFECTED

     Point must obtain regulatory approval before marketing or selling PT-100 in any major world pharmaceutical market for any therapeutic application for PT-100. Due to risks and uncertainties inherent in clinical testing and the regulatory process, Point is not able to estimate when PT-100 may be commercially available for any application, if at all.

     In the U.S., Point must obtain FDA approval for PT-100 and each indication that Point intends to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. PT-100 has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If Point fails to obtain regulatory approval, it will be unable to market and sell PT-100. Point cannot predict with certainty if or when it might submit PT-100 for regulatory approval for any therapeutic indication. Once Point submits PT-100 for review, it cannot assure you that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for PT-100 is delayed, Point's business, financial condition or results of operations would be materially adversely affected.

 BECAUSE POINT DEPENDS ON THIRD PARTIES TO CONDUCT HUMAN CLINICAL STUDIES, POINT MAY ENCOUNTER DELAYS IN PRODUCT DEVELOPMENT AND COMMERCIALIZATION

     Point has relatively few employees and does not have the resources or experience to design and conduct human clinical trials on its own. Point must therefore contract with third parties to perform the clinical trials needed for Point to submit PT-100 to the FDA for marketing approval. Accordingly, Point may lose some control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct Point's clinical trials in accordance with regulatory requirements. Currently, Point is dependent on a single contractor for conducting clinical trials of PT-100, although Point believes alternative contractors are available for conducting clinical trials of PT-100 on terms acceptable to Point. The failure of this contractor to carry out its contractual duties could delay or prevent the successful development and commercialization of PT-100.

 POINT MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE ITS INTELLECTUAL PROPERTY RIGHTS, AND POINT'S PRODUCTS AND PROCESSES MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     As with any pharmaceutical or biotechnology company, Point's patent and other proprietary rights are subject to uncertainty and risk. Point's success will depend in part on its ability to obtain and enforce patent protection for Point's products in the U.S. and in other countries. Point has been issued 2 U.S. and corresponding foreign patents and has been granted a Notice of Allowance for a third patent. Point's patents are related to its hematopoietic program and composition of matter covering its small molecules. Point has also filed patent applications in the United States and in foreign countries relating to hematopoietic stimulation and anti-tumor agents. It is possible that no patents will be issued on any of Point's patent applications, and it is possible that the claims issued will not be sufficiently broad to protect Point's technology or that the patents will not provide protection against competitive products or otherwise be commercially valuable.

     Point's commercial success will also depend in part on Point's ability to commercialize PT-100 without infringing patents or other proprietary rights of others. Any patents issued to or licensed by Point could be challenged, invalidated, infringed, circumvented or held unenforceable. PT-100 may infringe current or future patents or other proprietary rights of others. To date, Point has not received any communications from third parties nor is Point aware of any claims that PT-100 or any of Point's other activities infringe upon the patent rights of any third party. However, Point cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of Point's products or require licensing and the payment of significant fees or royalties in order for Point to be able to carry on its business.

     Litigation or other legal proceedings could result in substantial costs to Point and may be necessary to enforce any of Point's patents or other proprietary rights or to determine the scope and validity or enforceability of other parties' proprietary rights. The defense and enforcement of patent and intellectual property claims are both costly and time consuming, even if the legal outcome is favorable to Point. Any adverse legal outcome could subject Point to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require Point to cease manufacturing or selling its future products.

     Point's employees, consultants and advisors are required to enter into written confidentiality agreements that prohibit the disclosure or use of confidential information. Point also has entered into written confidentiality agreements that are intended to protect its confidential information delivered to third parties for research and other purposes. However, these agreements could be breached and Point may not have adequate remedies for any breach, or Point's trade secrets and proprietary information could otherwise become known or be independently discovered by others.

 IF POINT'S COMPETITORS REACH THE MARKET SOONER OR DEVELOP PRODUCTS AND TECHNOLOGIES THAT ARE MORE EFFECTIVE OR HAVE REDUCED SIDE EFFECTS, POINT'S COMMERCIAL OPPORTUNITY WILL BE REDUCED OR ELIMINATED

     The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of patients with the same indications that Point has targeted including Amgen Inc.'s NEUPOGEN(TM) and ARANESP(TM) and Johnson & Johnson's PROCRIT(TM). Because PT-100 is still in the early stages of development, Point does not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If PT-100 is approved by the FDA for one or more therapeutic applications, Point plans to enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that Point will be able to successfully enter into any such collaborations with third parties or that any such collaborations will be entered into on terms satisfactory to Point.

     There are also many public and private pharmaceutical companies, biotechnology companies, public and private universities, governmental agencies and research organizations actively engaged in drug discovery and research and development of products for the treatment of patients with the same indications that Point has targeted. Many of these organizations have financial, technical, regulatory, patenting, manufacturing and marketing resources that are far greater than Point's. If a competitor were to successfully develop or acquire rights to a similar or more effective treatment of patients with the same indications targeted by Point or one that has reduced side effects or offers significantly lower costs of treatment, or were to successfully enter the market in advance of Point with a similar or superior therapy, Point's business, financial condition or results of operations could be materially adversely affected.

     Point cannot provide assurances that research and development by others will not render Point's technology or PT-100 obsolete or non-competitive or result in treatments superior to any therapy or drug developed by Point, or that any drug or therapy developed by Point will be preferred to any existing or newly developed technologies.

 POINT'S MANUFACTURING STRATEGY PRESENTS A NUMBER OF RISKS

     Point does not currently have its own manufacturing facilities. Point expects in the future to depend on outside contractors for the manufacture of PT-100. Completion of Point's clinical trials and the commercialization of PT-100 will require access to, or development of, manufacturing capabilities. Point has entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for preclinical and early-stage clinical development. As Point approaches later-stage clinical development and commercialization of a product candidate, however, Point's intention is to enter into longer-term arrangements with multiple manufacturing sources. Point may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of PT-100 in a cost-effective or timely manner. Point's current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and Point does not have control over its third-party manufacturers' compliance with these regulations and standards.

     Any of these factors could delay clinical trials or commercialization of PT-100, interfere with sales, entail higher costs or result in Point being unable to effectively sell Point's products. To the extent that Point is reliant on a sole source of supply of a drug, any interruption in that supply could prevent Point from effectively developing, testing and commercializing the drug.

 POINT'S ABILITY TO GENERATE REVENUES WILL BE DIMINISHED IF PT-100 IS NOT ACCEPTED IN THE MARKETPLACE, IF POINT FAILS TO OBTAIN ACCEPTABLE PRICES OR IF ADEQUATE REIMBURSEMENT IS NOT AVAILABLE FOR PT-100 FROM THIRD-PARTY PAYORS

     There are competing products to PT-100 already in the market for the treatment of neutropenia and acute anemia, including Amgen Inc.'s NEUPOGEN(TM )and Johnson & Johnson's PROCRIT(TM). See "Information Regarding
Point -- Competition." Even if approved for sale and distribution for one or more therapeutic indications, PT-100 might not achieve market acceptance for such indications or remain on the market. PT-100 may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of PT-100. Physicians, patients, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for PT-100 for such indications.

     Point's ability to commercialize its drugs may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in many markets outside the U.S., the pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., Point expects that there will continue to be federal and state proposals to implement additional government control. Also, increasing emphasis on managed care in the U.S. and the possibility of government regulation of prescription drug prices will likely continue to put additional pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that Point might otherwise achieve for PT-100 in the future. Further, cost control initiatives could adversely affect Point's ability to commercialize PT-100 and its ability to realize profits and revenues from this commercialization.

     Point's ability to commercialize pharmaceutical products, alone or with distributors or others, may depend in part on the extent to which reimbursement for the products will be available from:

     - government and health administration authorities;

     - private health insurers; and

     - other third-party payors.

     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products Point discovers and develops, alone or with its strategic alliance partners. If government and other third-party payors do not provide adequate coverage and reimbursement levels for PT-100, the market acceptance of these products may be reduced.

 POINT USES HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN ITS BUSINESS; ANY DISPUTES RELATING TO IMPROPER USE, HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY

     Point's research and development operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by Point in its operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Point's operations also produce hazardous waste products. Point is subject to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Point could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and Point's liability could exceed its total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair Point's business. To date, Point's compliance costs with respect to environmental laws and regulations have been minimal.

 POINT MAY BE SUED FOR PRODUCT OR OPERATIONAL LIABILITY

     Point may be held liable if any of its products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. Point currently maintains general liability and product liability insurance related to its clinical trials consistent with industry standards which Point believes is adequate to insure Point against such potential losses. When necessary for Point's products, Point intends to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover Point's potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of Point's products. If Point is sued for any injury caused by its products, the litigation could consume substantial time and attention of Point's management and its liability could exceed Point's total assets.

 IF POINT LOSES ITS KEY PERSONNEL OR IS UNABLE TO ATTRACT OR RETAIN ADDITIONAL PERSONNEL, POINT MAY BE UNABLE TO DEVELOP PT-100 OR ACHIEVE COMMERCIALIZATION OBJECTIVES

     Point is highly dependent on Donald R. Kiepert, Jr., its Chairman, President and Chief Executive Officer, Richard N. Small, its Senior Vice President, Chief Financial Officer and Treasurer, Lawrence L. Nussbaum, its Chief Medical Officer and Barry Jones, its Vice President for Research, as well as other principal members of Point's management and scientific staff. Point does not maintain key-man liability insurance to protect itself against the loss of any of these personnel. The loss of any of these personnel may have a disruptive effect on its operations until Point replaces the lost personnel, and may have a material adverse effect on Point's product development and commercialization efforts if Point is not able to attract qualified replacements.

     Point's success depends on its continued ability to attract, retain and motivate highly qualified management and scientific personnel and on Point's ability to develop and maintain relationships with leading academic institutions and scientists. Competition for personnel and medical and research collaborations is intense. In particular, Point's product development programs depend on Point's ability to attract and retain highly skilled scientists and clinical development and regulatory affairs personnel. In addition, Point will need to hire additional personnel and develop additional collaborations as it continues to expand its research and development activities. To date, Point has been able to attract and retain key personnel when needed, such as the hiring of Dr. Nussbaum as its Chief Medical Officer in October of 2001, to oversee Point Massachusetts's clinical trials. Point is not aware of any key employee who plans to retire or terminate his or her employment with the company in the near future. Despite Point's ability in the past in attracting and retaining key personnel, Point cannot provide assurances that it will be able to continue to attract, retain or motivate personnel or develop or maintain such outside relationships in the future.

  RECENT EVENTS UNRELATED TO THE OPERATING PERFORMANCE AND PROGRESS OF POINT MAY HAVE A MATERIALLY ADVERSE EFFECT ON POINT'S BUSINESS

     On September 11, 2001, terrorist attacks destroyed the World Trade Center in New York and damaged the Pentagon in Washington, D.C. In response to the possibility of additional terrorist attacks, several laws have been passed and/or proposed that may impose new regulatory requirements on Point's business operations. The federal USA Patriot Act, signed into law on October 26, 2001, regulates the possession of certain biological agents and toxins. The law imposes restrictions on the quantity of biological agents or toxins that a company may possess and generally prohibits possession of biological agents or toxins by illegal aliens, unlawful users of a controlled substance, anyone under indictment for or who has been convicted of a crime punishable by imprisonment for over one year and any person who is a national from a country considered by the U.S. Secretary of State to support terrorism (currently, Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria). Legislation has also been proposed in the U.S. Congress that would impose even tighter federal controls on entities possessing certain biological agents, including mandatory government registration, site inspections, and employee background checks. Regulations promulgated under any of these laws, in addition to possible legislation at the state level, may impose administrative, employment and compliance burdens on Point that would have a materially adverse effect on Point's business and operations because Point's business involves handling biological substances.

  THE COMPANY MAY NOT PREVAIL IN PENDING LAWSUITS AND MAY, AS A CONSEQUENCE, LOSE CERTAIN ROYALTY PAYMENTS

     The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") regarding the LeukoNet System, which is no longer made or sold by the Company (the "Pall Litigation"). In a complaint filed in November 15, 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "'572 Patent").

     Under the terms of the Purchase Agreement entered into by and among the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company related to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to the Company pursuant to the terms of the Royalty Agreement described in Note C to the Company's Historical Financial Statements included elsewhere in this report, and thus may reduce the amount of royalties that the Company may collect under the terms of the Royalty Agreement. See "Information Regarding the
Company -- Litigation."

     The damages and remedies sought by Pall include (i) judgment that the Company infringed the '436 and '770 patents; (ii) an injunction against such infringement; (iii) damages of an unspecified amount based upon infringement described above; (iv) a finding that the infringement was willful and the trebling of such damages; (v) an award of costs and attorney's fees; (vi) an injunction against the Company's tortiously interfering with Pall's prospective economic advantage and from unfairly competing with Pall; (vii) judgment for an accounting of damages based on tortious interference and unfair competition; and (viii) for such other relief the court deems just and proper.

  THE COMPANY HAS CONTINGENT LIABILITIES RELATING TO ITS HISTORICAL DISCONTINUED OPERATIONS THAT COULD GIVE RISE TO LIABILITY RISKS IN THE FUTURE

     Prior to the sale of substantially all of the Company's non-cash assets to Whatman in May of 2001, the Company was engaged in the business of developing and supplying blood filtration devices. Although Whatman contractually assumed and agreed to indemnify and hold harmless the Company from and against most liabilities and obligations arising out of the conduct of the Company's blood filtration business, the Company retained certain known and unknown risks that were not contractually assumed by Whatman including. without limitation, (i) any liabilities under any benefit plan of the Company, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any liabilities of the Company which were owed to the Company's security holders in their capacity as such, and (v) liabilities of the Company which were owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with the Company. If for any reason Whatman is not able to satisfy the assumed liabilities, if any, related to the Pall litigation or other assumed liabilities, such outcome would have a material and adverse effect on the Company's financial condition. Accordingly, there can be no assurances that claims arising out of the Company's historical business and operations would not be asserted against the Company in the future and, if asserted, there can be no assurances that the Company would prevail.

  STOCKS TRADED ON THE OTC BULLETIN BOARD ARE SUBJECT TO MARKET RISKS IN ADDITION TO THOSE MARKET RISKS APPLICABLE TO EXCHANGE-TRADED AND NASDAQ STOCK MARKET TRADED STOCKS

     Shares of common stock of the Company are traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company common stock.

     For the three-month period ended March 15, 2002, the average daily trading volume for shares of the Company common stock (on a pre-split basis) ranged from zero to 426,500 shares traded per day and the average daily trading volume during such three-month period was only approximately 25,651 shares traded per day. Accordingly, investors in the Company who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

  THE COMPANY'S STOCK PRICE COULD BE VOLATILE

     The price of the Company common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.16 to a high of $19.81 (on a pre-split basis) in the two-year period ended December 31, 2001. Factors such as the announcements of technological innovations or new products by the surviving corporation or its competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of the surviving corporation or its competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies.

  SALES OF A NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE

     Certain holders of the Company securities, including Sepracor, Gambro Inc. and Novo Nordisk A/S, are entitled to registration rights with respect to an aggregate of 1,252,606 shares of common stock, including 236,700 shares of common stock underlying the warrants issued to Sepracor. Sales of substantial amounts of these shares in the public market or the prospect of sales of these shares could adversely affect the market price of the Company common stock.

EMPLOYEES

     As of March 18, 2002, the Company employed nine persons, of which five were engaged in research and development and four in administration and finance. All of the Company's employees have signed an agreement which prohibits the disclosure of confidential information to anyone outside the Company and assigns to the Company any ideas, developments, discoveries, and inventions made. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppage. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     Currently, the Company subleases approximately 3,000 square feet of office and laboratory space in Boston, Massachusetts from New England Medical Center ("NEMC"). NEMC is affiliated with Tufts, from which the Company licenses certain technology, and is a stockholder of the Company. The Company currently holds no written sublease and is a tenant-at-will. The Company is actively seeking additional space to support its administrative and clinical operations and believes that it will be able to secure such space on commercially reasonable terms. The Company believes that its current facilities, together with these additional facilities, will be adequate and suitable for the Company's present and future needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit brought by Pall Corporation ("Pall") in the United States District Court for the Eastern District of New York regarding the Company's LeukoNet System, which is no longer made or sold by the Company (the "Pall Litigation"). In a complaint filed on November 15, 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall's U.S. Patent No. 4,952,572 (the "'572 Patent").

     Under the terms of the Purchase Agreement entered into by and among the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company related to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to the Company pursuant to the terms of the Royalty Agreement described in Note C to the Consolidated Financial Statements, and thus may reduce the amount of royalties the Company may collect under the terms of the Royalty Agreement.

     With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. On September 19, 2001, the Court granted the Company's motion finding that claims 48, 50 and 51 of the '572 patent were not infringed. The Court is now in the process of determining if any outstanding issues remain to be decided. Pall has contended that claim 37, 38 and 42 of the '572 patent have been asserted against the Company. Pall has also moved the Court to reconsider its decision granting summary judgment against the Company. The

Company is opposing Pall's motion for reconsideration and Pall's contention that additional claims are at issue, and is awaiting the Court's decision on whether to enter final judgment in favor of the Company.

     The Company and Gambro BCT, Inc. filed a complaint on April 5, 1999 for declaratory relief against Pall in the United States District Court of Colorado. The Company and Gambro BCT seek declaratory relief that the "'572 Patent, Pall's U.S. Patent No. 5,451,321 (the "'321 Patent") and Pall's U.S. Patent No.s 5,229,012, 5,344,561, 5,501,795 and 5,863,436 are invalid and not infringed by the Company's r\LS System and methods of using the r\LS System. Pall moved to dismiss or transfer to the Eastern District of New York or, in the alternative, to stay this action. The Company and Gambro BCT opposed Pall's motion. On July 16, 1999, the United States District Court of Colorado denied Pall's motion to transfer or, in the alternative, to stay the action. On September 30, 1999, the Court denied Pall's motion to dismiss the action. On October 20, 1999, Pall submitted a counterclaim alleging that the Company's r\LS System infringes its patents that are the subject of the lawsuit and that the Company and Gambro BCT tortiously interfered and unfairly competed with Pall's business. The Company and Gambro BCT replied to Pall's counterclaim and denied Pall's allegations of tortious interference, unfair competition and patent infringement.

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

     The Company, with Filtertek's support, has moved for summary judgment that the accused r\LS system does not infringe, either literally or under the doctrine of equivalents, any of the asserted claims of Pall's '572, '012, '561, or '796 patents. The Court has not ruled on Pall's motion, and Pall did not respond to the Company's summary judgment motion. On October 9, 2001, Pall moved to dismiss the Colorado case based upon lack of subject matter jurisdiction. In its motion, Pall provided the Company with a limited covenant not to sue the Company for sales of certain prior r\LS systems on certain claims of the patents-in-suit. Based upon this covenant not to sue, the Company and Pall jointly moved the Colorado court to dismiss Pall's claims of infringement of the '321, '561, '795, '012 and '572 patents, with prejudice, and to dismiss the Company's declaratory judgment claims for lack of subject matter jurisdiction. The court has granted this motion. Thus, Pall's infringement contentions are now limited to certain claims of the '436 and '770 patents and the Company's summary judgement motion is now moot. On December 3, 2001, Whatman HemaSure Inc. was joined as a Plaintiff and Counterclaim Defendant in the consolidated case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to the vote of its security holders during the fourth quarter of 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of the executive officers of the Company and their principal positions with the Company. Each individual officer has served in his respective position with the Company since March 15, 2002, the effective date of the merger with Point Massachusetts. Except for Donald R. Kiepert, Jr., Richard
N. Small and Lawrence L. Nussbaum, M.D., who are employed pursuant to employment agreements, each individual officer serves at the pleasure of the Board of Directors.

NAME                                    AGE                  POSITION
----                                    ---                  --------
Donald R. Kiepert, Jr. ...............  54    Chairman, President, Chief Executive
                                              Officer, and Director
Richard N. Small......................  47    Senior Vice President, Chief Financial
                                              Officer and Treasurer
Lawrence L. Nussbaum, M.D. ...........  51    Chief Medical Officer

Barry Jones, Ph.D. ...................  52    Vice President, Research

     Mr. Kiepert has served as President, Chief Executive Officer and as a director of Point Massachusetts since 1996. Prior to that, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and as a director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

     Mr. Small has served as Senior Vice President, Chief Financial Officer and Treasurer of Point Massachusetts since 1996. Prior to that, he was Vice President, Chief Financial Officer at Immulogic Pharmaceutical Corporation from 1992 to 1996. Mr. Small has also worked in various management positions at Dennison Manufacturing Company and the public accounting firm of Coopers and Lybrand LLP. Mr. Small presently holds part-time management positions for two private companies.

     Dr. Nussbaum joined Point Massachusetts in October 2001 as its Chief Medical Officer. Prior to joining Point Massachusetts, he served as Medical Director at Covance, a clinical research organization, from July 1997 until November 1998 and as Senior Medical Director. Prior to July 1997, he served as Director of Medical Affairs at Otsuka America Pharmaceuticals, Inc., and as Associate Director of Cardiovascular Drug Development at G.D. Searle Company.

     Dr. Jones has served as Vice President of Research of Point Massachusetts since January 2000 and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point Massachusetts, he was Director of Immunology at Procept, Inc., from 1993 through July 1997. He has also held academic research positions at Yale University's School of Medicine and at Pennsylvania State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     1.  MARKET INFORMATION.

     As of March 18, 2002, the Common Stock of the Company has been included for quotation on the OTC Bulletin Board under the symbol "POTP". From January 14, 1998 until March 17, 2002, the Common Stock of the Company had been included for quotation on the OTC Bulletin Board under the symbol HMSR. The following table sets forth for the periods indicated the range of high and low bid information per share of the Common Stock as included for quotation on the OTC Bulletin Board (giving retroactive effect to the 1-for-10 reverse split that occurred on March 15, 2002).

                                                               HIGH       LOW
                                                              -------   -------
2001
  First Quarter.............................................  $ 12.81   $  2.40
  Second Quarter............................................  $  5.20   $  2.00
  Third Quarter.............................................  $  4.60   $  3.50
  Fourth Quarter............................................  $  5.80   $  3.50

2000
  First Quarter.............................................  $195.00   $ 53.75
  Second Quarter............................................  $105.00   $ 22.19
  Third Quarter.............................................  $ 57.50   $ 12.50
  Fourth Quarter............................................  $ 27.81   $  2.09

     2.  HOLDERS.

     On March 18, 2002, the Company's Common Stock was held by approximately 200 stockholders of record. On March 18, 2002, the last reported sale price of the Company's Common Stock on the OTC bulletin board was $4.83 per share.

     3.  DIVIDEND INFORMATION.

     The Company has never paid dividends on its Common Stock. The Company does not expect to pay cash dividends in the foreseeable future.

     4.  SALES OF SECURITIES.

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's selected financial data below has been reclassified for all periods presented, after reclassifying the operations of the Company between continuing operations (primarily general and administration expenses) and discontinued operations (primarily the Company's filtration business) and giving effect to the 1-for 10 reverse split that occurred on March 15, 2002.

                          STATEMENT OF OPERATIONS DATA

                                     2001       2000       1999       1998      1997
                                    -------   --------   --------   --------   -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31,
Revenues:
  Revenues from continuing
     operations...................  $    --   $     --   $     --   $     --   $    --
                                    -------   --------   --------   --------   -------
Costs and expenses:
  General and administrative......    1,863        805        657        690       663
                                    -------   --------   --------   --------   -------
Loss from operations..............   (1,863)      (805)      (657)      (690)     (663)
Other income (expense)............      346       (121)    (1,292)      (203)     (824)
                                    -------   --------   --------   --------   -------
Net loss from continuing
  operations......................   (1,517)      (926)    (1,949)      (893)   (1,487)
                                    -------   --------   --------   --------   -------
Discontinued operations:
  Loss from discontinued
     operations...................   (6,119)   (15,297)    (8,716)   (11,277)   (8,397)
  Gain on disposal of discontinued
     operations...................   11,963         --         --         --        --
                                    -------   --------   --------   --------   -------
     Net income (loss)............  $ 4,327   $(16,223)  $(10,665)  $(12,170)  $(9,884)
                                    -------   --------   --------   --------   -------
Net income (loss) per common
  share -- basic and diluted:
  From continuing operations......  $ (0.80)  $  (0.49)  $  (1.42)  $  (0.99)  $ (1.83)
  From discontinued operations....     3.07      (8.03)     (6.33)    (12.49)   (10.33)
                                    -------   --------   --------   --------   -------
     Net income (loss)............  $  2.27   $  (8.52)  $  (7.75)  $ (13.48)  $(12.16)
                                    -------   --------   --------   --------   -------
Weighted average number of shares
  of common stock outstanding
  basic and diluted:..............    1,907      1,905      1,377        903       813
                                    -------   --------   --------   --------   -------

                               BALANCE SHEET DATA

                                                      (IN THOUSANDS)
Cash and marketable securities....  $15,108   $  8,678   $  5,243   $  1,827   $ 8,156
Working capital (deficit).........   14,643      7,716       (148)        37     6,071
Total assets......................   15,766     12,118      7,445      5,655    10,607
Capital lease obligations long
  term............................       --         --         --         68       289
Notes payable long-term...........       --         --         --      5,073        72
Convertible subordinated note
  payable long term...............       --         --         --         --     8,687
Stockholders' equity (deficit)....   15,151     11,115      1,227     (2,832)   (1,467)

     Dividends -- none

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors that could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from the Company's ongoing clinical trials, (ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of the Company's proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale,
(vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

RESULTS OF OPERATIONS

  OVERVIEW

     The Company is currently developing small molecule drugs for the treatment of certain hematopoietic disorders and for the treatment of cancer. We expect to incur significant additional operating losses over the next several years due to our ongoing development and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical compound, PT-100, and to license and develop new compounds.

     Before March 15, 2002, when the Company consummated the merger with Point Massachusetts, the Company had previously engaged in the development and supply of blood filtration technologies. In 2001, the Company terminated the operations of its blood filtration business and, on May 29, 2001, sold substantially all of its non-cash assets to Whatman BioScience Inc. The following section describes certain transactions and events related to the Company's termination and sale of its former blood filtration technology business.

  RECENT DEVELOPMENTS RELATED TO FORMER BUSINESS OF THE COMPANY

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

     In March 2001, the Company signed a termination and release agreement with Gambro BCT ("Gambro"), effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000.

     On May 29, 2001, the Company sold substantially all of the Company's non-cash assets to Whatman Bioscience Inc., a Massachusetts corporation ("Whatman"), a wholly owned subsidiary of Whatman plc, an English corporation ("Whatman plc") pursuant to the terms of an Asset Purchase Agreement executed by and among the Company, Whatman and Whatman plc, on February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement"). See Item 1 -- "Former Business of the Company."

     Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001,
(ii) a reimbursement amount which was finalized in the third quarter at

$6,944,000, effectively covering the net change in cash from the ongoing operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), which was paid to the Company during the third quarter of 2001, and (iii) potential royalty payments in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million and are subject to certain reductions set forth in that certain Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation.

     In connection with the sale of its non-cash assets, the Company recorded a gain of approximately $11,963,000, which includes the $6,944,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of 2001, with such costs and expenses included in discontinued operations. The Company does not believe it has a tax liability in connection with the sale, as it believes it has sufficient current year deductions, federal and state net operating loss carryforwards and tax credits to offset any gains realized. The net book value of assets sold was $3,587,000. No value was ascribed to the potential future royalties in recording the gain on this transaction.

     On June 6, 2001 the Company announced that the stockholders of the Company had voted in favor of the sale of the non-cash assets to Whatman and that HemaSure Inc. had changed its name to HMSR Inc. The name change was approved at the Special Stockholders Meeting on May 21, 2001.

  RESULTS OF CONTINUING OPERATIONS

     Due to the sale of substantially all of the Company's non-cash assets to Whatman, during the second half of 2001, the Company had no continuing operations other than administrative matters, which include costs and expenses to maintain the legal existence of the company and to investigate various strategic business combinations and other transactions. These costs and expenses include such items as consulting expenses, general legal costs, corporate audit and tax fees and general employee costs to assist in the orderly transition of the Company's business in connection with the transactions contemplated by a merger.

     Operating expenses were $1,863,000 in 2001, $805,000 in 2000 and $657,000 in 1999. The increases in 2001 from 2000 and in 2000 from 1999 are primarily due to higher professional fees incurred in connection with efforts to identify potential strategic business combinations.

     Interest income in 2001, 2000 and 1999 primarily represents interest earned on available cash and marketable securities balances during those periods.

     There were no interest expenses incurred in 2001. Interest expense decreased in 2000 compared to 1999 due primarily to the completion of the amortization of deferred financing charges in September 2000 and the repayment of the revolving line of credit in September 2000.

  RESULTS OF DISCONTINUED OPERATIONS

     The Company reported a loss from discontinued operations of $6,119,000 in 2001, $15,297,000 in 2000 and $8,716,000 in 1999. The reduction in the loss from discontinued operations in 2001 compared to 2000 is primarily due to lower research and development costs in connection with the Company's only commercial product, the r\LS System. In 2000, the Company incurred a significant amount of expenses in connection with the formulation and design of process alternatives to support the then expected increases in demand for the Company's r\LS System. Such costs were not incurred in 2001. The reductions in research and development costs were offset by higher legal costs related to patents due to the termination of the distribution and development agreement with Gambro BCT, which agreement called for the collaboration by Gambro in the funding of such costs.

     The Company recorded a gain from the sale of discontinued operations in 2001 in connection with the sale of its non-cash assets of $11,963,000. The gain includes a $6,944,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses associated with completing the asset sale incurred in the second quarter of 2001. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of 2001, with such costs and expenses included in discontinued operations. No value was ascribed to the potential future royalties in recording the gain on this transaction.

     Net cash used in discontinued operations includes the following:

     In August 2001, the Company and the ARC signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the ARC $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

     In connection with the sale of its non-cash assets on May 29, 2001, the Company incurred costs and expenses of $2,500,000, of which $1,394,000 have been netted against the gain on the sale and an additional $1,106,000 incurred in the first quarter of 2001 are included within the Company's loss from discontinued operations. In December 2000, the Company agreed to pay Command Medical Products Inc. $600,000 in connection with the termination of its supply and assembly agreement and release.

     In November 2000, the Company was notified that Gambro intended to terminate its distribution and development contract with the Company and in March 2001, signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues now outstanding between the Company and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000.

     In September 2000, the Company agreed to pay Filtertek Inc. $525,000 in connection with an amendment to its manufacturing supply agreement and in December 2000 the Company agreed to pay Filtertek Inc. an additional $180,000 in connection with a second amendment to its manufacturing supply agreement. Upon the completion of the sale of its non-cash assets in May 2001, the manufacturing and supply agreement with Filtertek was terminated in its entirety.

     In March 2000, the Company completed a private placement financing yielding gross proceeds of $27,975,000 in which institutional and corporate investors purchased 373,000 shares of its common stock at a purchase price of $75 per share. The Company has registered 255,132 of such shares for resale. The Company has used the majority of the net proceeds of such financing, which aggregated $25,791,000, for working capital, capital equipment and general corporate purposes.

     In January 1997, the Company entered into a Restructuring Agreement with respect to the indebtedness incurred by the Company in connection with its acquisition of the plasma pharmaceutical business unit of Novo Nordisk. Pursuant to the Restructuring Agreement, approximately $23,000,000 of indebtedness owed to Novo Nordisk was restructured by way of issuance by the Company to Novo Nordisk of a 12% convertible subordinated promissory note for a net amount, after certain reductions and the forgiveness of a $3,000,000 amount, of $8,687,000. On January 6, 1998, the Company converted the note, pursuant to its terms, into shares of Common Stock at a conversion price of $105 per share, or 82,737 shares. The holder of the note initially contested the conversion of the note, however, in March 2001, the holder surrendered the note consistent with the terms of the Restructuring Agreement.

  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that rateable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The merger on March 15, 2002 with Point Massachusetts will be accounted for as prescribed by SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year, and early adoption is permitted. The Company expects SFAS 144 will not have a material effect on its consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     The net increase in cash and cash equivalents in 2001 was $11,893,000. This increase is attributable primarily to net cash proceeds received from the Company's sale of its discontinued operations to Whatman on May 29, 2001 of $14,444,000, net cash provided by investing activities of $5,010,000, offset by net cash used in continued operations of $2,020,000 and net cash used in discontinued operations of $5,541,000.

     Net cash used in operating activities is primarily attributable to the net loss from continuing operations of $1,517,000, an increase in prepaid expenses and other assets of $109,000 and a reduction of accrued expenses of $714,000, offset in part by an increase in accounts payable of $326,000. Net cash provided by investing activities resulted from the net maturities of available-for-sale marketable securities, offset in part by the lock-up fee paid to Point Therapeutics, Inc. (now renamed Point Therapeutics Massachusetts, Inc., "Point Massachusetts") of $500,000.

     At December 31, 2001, the Company had $15,108,000 in cash and cash equivalents. Based upon the Company's existing capital resources, together with the capital of Point Massachusetts acquired in connection with the merger, the Company anticipates that it will be able to maintain currently planned operations at least through 2003.

     Prior to the merger with the Company, almost all of Point Massachusetts' research and development efforts have been focused on the pre-clinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of cancer. PT-100 is currently in early-stage clinical trials for its first indication, to treat neutropenia. The Company cannot predict whether the results of further testing will be successful or will result in FDA approval. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, the Company is not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

     The Company's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The Company's funding requirements are expected to increase over the next several years as the Company continues with the clinical development of PT-100 and initiates human clinical trials for additional clinical indications for PT-100 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors, including the success of the Company's clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. The Company's actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the process of obtaining FDA or other regulatory approvals and other factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Principal Stockholders and Management" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           Financial Statements
    a(1)   Point Therapeutics, Inc. (formerly HMSR Inc.) Consolidated
           Financial Statements as of December 31, 2001 and for each of the three years in the period ended December 31, 2001. See pages F-1 through F-7, which are included herein.
           Financial Statement Schedules
    a(2) All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or the notes thereto.
           Exhibits
    a(3)
           The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual
           Report on Form 10-K.
     (b) The Registrant filed the following Reports on Form 8-K during the fourth quarter of 2001 and through March 29, 2002:

DATE OF REPORT                    REPORTED
--------------                    --------
March 28, 2002                    1, 2, 7

     The following trademarks are mentioned in this Annual Report on Form 10-K:
HemaSure, r\LS, LeukoNet and Point Therapeutics.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets at December 31, 2001 and 2000...  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2001, 2000 and 1999......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Point Therapeutics, Inc. (formerly HMSR Inc.):

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Point Therapeutics, Inc. (formerly HMSR Inc.) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 15, 2002

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001           2000
                                                              ----------     -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                    VALUE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 15,108       $   3,215
  Marketable securities.....................................         --           5,463
  Prepaid expenses and other current assets.................        150              41
                                                               --------       ---------
  Total current assets......................................     15,258           8,719
Deposit with Point Massachusetts (Note L)...................        500              --
Other assets................................................          8               8
Net assets of discontinued operations (Note C)..............         --           3,391
                                                               --------       ---------
          Total assets......................................   $ 15,766       $  12,118
                                                               ========       =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    386       $      60
  Accrued expenses..........................................        229             943
                                                               --------       ---------
  Total current liabilities.................................        615           1,003
                                                               --------       ---------
Commitments and contingencies (Note D)
Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued or outstanding.
  Common stock, $0.01 par value, 35,000 shares authorized,
     1,990 shares issued; 1,889 and 1,990 shares outstanding
     at December 31, 2001 and 2000, respectively............         20              20
  Additional paid-in capital................................    112,531         112,490
  Accumulated deficit.......................................    (97,068)       (101,395)
  Treasury stock, 101 and 0 shares, at cost, at December 31,
     2001 and 2000, respectively............................       (332)             --
                                                               --------       ---------
  Total stockholders' equity................................     15,151          11,115
                                                               --------       ---------
          Total liabilities and stockholders' equity........   $ 15,766       $  12,118
                                                               ========       =========

    The accompanying notes are an integral part of the financial statements.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------   --------   --------
                                                                     (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Operating expenses:
  General and administrative................................  $ 1,863   $    805   $    657
                                                              -------   --------   --------
Loss from continuing operations.............................   (1,863)      (805)      (657)
Other income (expense):
  Interest income...........................................      346        935        201
  Interest expense..........................................       --     (1,056)    (1,493)
                                                              -------   --------   --------
Net loss from continuing operations.........................   (1,517)      (926)    (1,949)
Discontinued operations:
  Loss from discontinued operations.........................   (6,119)   (15,297)    (8,716)
  Gain from the sale of discontinued operations.............   11,963         --         --
                                                              -------   --------   --------
Net income (loss)...........................................  $ 4,327   $(16,223)  $(10,665)
                                                              =======   ========   ========
Basic and diluted income (loss) per share:
Continuing operations.......................................  $ (0.80)  $  (0.49)  $  (1.42)
Discontinued operations.....................................  $  3.07   $  (8.03)  $  (6.33)
                                                              -------   --------   --------
Net income (loss)...........................................  $  2.27   $  (8.52)  $  (7.75)
                                                              =======   ========   ========
Weighted average number of shares of common stock
  outstanding -- basic and diluted..........................    1,907      1,905      1,377

    The accompanying notes are an integral part of the financial statements.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                       ----------------------------------------------------------------------------
                                                                                                          TOTAL
                                        COMMON STOCK     ADDITIONAL                 TREASURY STOCK    STOCKHOLDERS'
                                       ---------------    PAID-IN     ACCUMULATED   ---------------      EQUITY
                                       SHARES   AMOUNT    CAPITAL       DEFICIT     SHARES   AMOUNT     (DEFICIT)
                                       ------   ------   ----------   -----------   ------   ------   -------------
                                                                      (IN THOUSANDS)
Balance at December 31, 1998.........    909     $ 9      $ 71,666     $ (74,507)     --     $  --      $ (2,832)
Issuance of common stock to employees
  under stock plans..................     40       1           816            --      --        --           817
Issuance of common stock in private
  placements, net of issuance costs
  of $93.............................    633       6        13,901            --      --        --        13,907
Net loss.............................                                    (10,665)     --        --       (10,665)
                                       -----     ---      --------     ---------     ---     -----      --------
Balance at December 31, 1999.........  1,582      16        86,383       (85,172)     --        --         1,227
Issuance of common stock to employees
  under stock plans..................     35      --           320            --      --        --           320
Issuance of common stock in private
  placements, net of issuance costs
  of $2,184..........................    373       4        25,787            --      --        --        25,791
Net loss.............................     --      --            --       (16,223)     --        --       (16,223)
                                       -----     ---      --------     ---------     ---     -----      --------
Balance at December 31, 2000.........  1,990      20       112,490      (101,395)     --        --        11,115
Treasury stock transaction (Note
  F).................................     --      --            --            --     101      (332)         (332)
Issuance of stock options to non-
  employees (Note G).................     --      --            41            --      --        --            41
Net income...........................     --      --            --         4,327      --        --         4,327
                                       -----     ---      --------     ---------     ---     -----      --------
Balance at December 31, 2001.........  1,990     $20      $112,531     $ (97,068)    101     $(332)     $ 15,151
                                       =====     ===      ========     =========     ===     =====      ========

    The accompanying notes are an integral part of the financial statements

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2001       2000      1999
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss from continuing operations.......................  $(1,517)  $   (926)  $(1,949)
  Adjustments to reconcile net loss from continuing
     operations to net cash used in operating activities:
     Financing costs related to warrants....................       --        725     1,024
     Amortization of deferred compensation..................       41         --        --
     Accretion of marketable securities discount............      (47)       (61)       --
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets..............     (109)        61       116
     Accounts payable.......................................      326       (209)       33
     Accrued expenses.......................................     (714)        (5)       39
     Other assets...........................................       --         10        (6)
                                                              -------   --------   -------
  Net cash used in operating activities.....................   (2,020)      (405)     (743)
                                                              -------   --------   -------
  Cash flows from investing activities:
     Purchases of available for sale marketable
       securities...........................................   (1,013)   (31,402)       --
     Maturities of available for sale marketable
       securities...........................................    6,523     26,000        --
     Deposit with Point Massachusetts (Note L)..............     (500)        --        --
                                                              -------   --------   -------
  Net cash provided by (used in) investing activities.......    5,010     (5,402)       --
                                                              -------   --------   -------
  Cash flows from financing activities:
     Net proceeds from issuance of common stock.............       --     26,111    14,724
     Repayment of notes payable.............................       --     (5,000)       --
                                                              -------   --------   -------
  Net cash provided by financing activities.................       --     21,111    14,724
                                                              -------   --------   -------
  Net increase in cash and cash equivalents from continuing
     operations.............................................    2,990     15,304    13,981
  Net proceeds from the sale of discontinued operations (net
     of $2,500 in expenses).................................   14,444         --        --
  Net cash used in discontinued operations (Note C).........   (5,541)   (17,332)  (10,565)
                                                              -------   --------   -------
  Net increase (decrease) in cash and cash equivalents......   11,893     (2,028)    3,416
  Cash and cash equivalents at beginning of period..........    3,215      5,243     1,827
                                                              -------   --------   -------
  Cash and cash equivalents at end of period................  $15,108   $  3,215   $ 5,243
                                                              =======   ========   =======
  Supplemental schedule of cash flow information:
     Cash paid during the year for interest.................  $    --   $    372   $   453
  Non-cash activities:
     Receipt of treasury stock in settlement of all
       obligations with a customer (Note F).................  $   332   $     --   $    --
     Issuance of stock options to non-employees (Note G)....  $    41   $     --   $    --

    The accompanying notes are an integral part of the financial statement.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF THE BUSINESS

     Point Therapeutics, Inc. and its subsidiaries (formerly known as HMSR Inc.) (the "Company") is developing small molecule drugs for the treatment of certain hematopoietic disorders and for the treatment of cancer. PT-100, the Company's lead product candidate, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called neutrophil) and anemia (an abnormally low level of red blood cells).

     The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 29, 2001 the Company sold substantially all of its assets and liabilities with the exception of cash, marketable securities and certain corporate assets and liabilities, hereafter referred to as "non-cash" assets, (see Note C), and changed its name to HMSR Inc. Accordingly, from May 2001 until the merger with Point Massachusetts (described below), the Company's continuing operations consisted of general and administrative expenses to operate a shell company and to investigate various strategic business combinations.

     On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (the "Merger Agreement") with Point Therapeutics, Inc., a privately held Massachusetts corporation ("Point Massachusetts").

     On March 15, 2002, the Company's stockholders approved a 1-for-10 reverse split of the Company's common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. The Merger became effective on March 15, 2002, at which time, Point Massachusetts became a wholly-owned subsidiary of the Company. Point Massachusetts subsequently changed its name to "Point Therapeutics Massachusetts, Inc."

     The Company's consolidated financial statements included herein, represent the historical financial statements of the Company at December 31, 2001, which have been reclassified for all periods to reflect the sale of the non-cash assets of the red blood filtration business, its only segment, as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No.
30. In addition all share, per share amounts, stock option, warrant and market prices of the Company's common stock, in the financial statements and accompanying notes have been retroactively adjusted to reflect the 1-for-10 reverse split of the Company's common stock.

  DISCONTINUED OPERATIONS

     From the Company's inception through the first quarter of 1996, the Company sold non-blood related filter products. Subsequently, and through to the sale of the Company's non-cash assets on May 29, 2001, the Company sold a medical device designed for the removal of contaminating leukocytes from donated blood.

     In September 2000, the Company was notified that the American Red Cross (the "ARC") had terminated its supply contract for the Company's next generation r\LS System based on the extended period of time taken to prove product improvements resolved a small number of non-critical adverse reactions in patients who has received a transfusion of blood filtered with the r\LS. In August 2001, the Company and the ARC signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the ARC $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

     In March 2001, the Company signed a termination and release agreement with Gambro BCT, effective November 2000, which ended their exclusive distribution rights of the r\LS. See Note F.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation ("Whatman") and a subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement"). See Note C.

     On November 15, 2001, the Company and its wholly owned subsidiary, PT Acquisition Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with a privately held Massachusetts corporation ("Point Massachusetts"). The merger was approved and became effective on March 15, 2002, at which time, Point Massachusetts became a wholly-owned subsidiary of the Company. Point Massachusetts subsequently changed its name to "Point Therapeutics Massachusetts, Inc." See Note M.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior years consolidated financial statements to conform to current presentation. These reclassifications have no effect on the Company's financial position or results of operations.

     On May 29, 2001 the Company sold certain assets to Whatman as described in Notes A and C. Accordingly, the Company has reclassified the consolidated financial statements included herein, for all periods to reflect the sale of the non-cash assets of the red blood filtration business, its only segment, as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2001 and 2000 and the reported amounts of revenues and expenses during the three years ended December 31, 2001. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all demand deposits, money market instruments and repurchase agreements to be cash and cash equivalents as they all have maturities of less than three months at date of acquisition. Cash equivalents of $374,855 and $1,221,000 at December 31, 2001 and 2000, respectively, consist of overnight repurchase agreements with a commercial bank. The carrying amount approximates fair value because of the short maturity of those instruments.

  MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. At December 31, 2000, all marketable securities were classified as available for sale and carried at fair value, with the unrealized gains and losses, if any, reported as a separate component of stockholders' equity. The Company held no marketable securities at December 31, 2001.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The amortized cost of debt securities classified as available for sales is adjusted for accretion of discounts to maturity. Such accretion is included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

     The fair value of available for sale marketable securities at December 31, 2000 was $5,463,000 and represented Commercial Paper and United State Government Agency Obligations of $2,488,000 and $2,975,000, respectively.

  INVENTORIES OF DISCONTINUED OPERATIONS (SEE NOTE C)

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS (SEE NOTE C)

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

  REVENUE RECOGNITION OF DISCONTINUED OPERATIONS (SEE NOTE C)

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

  RESEARCH AND DEVELOPMENT OF DISCONTINUED OPERATIONS (SEE NOTE C)

     Research and development costs are expensed in the year incurred.

  NET LOSS PER SHARE

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period. Potential common stock has not been included because the effect would be antidilutive. The potential common stock of the Company consists of common stock warrants (see Note F) and stock options (see Note G). The Company had 411,250, 492,000, and 475,700 potential common stock shares as of December 31, 2001, 2000, and 1999, respectively.

  INCOME TAXES

     Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities reflect the estimated future tax consequences attributable to tax benefit carryforwards and to "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation reserve is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Additionally, based upon the Internal Revenue Code and

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

changes in company ownership, utilization of the Company's net operating loss may be subject to an annual limitation.

  COMPREHENSIVE INCOME

     For all periods presented, net income and comprehensive income are the same due to the realization of all previously unrealized gains and losses in the statement of operations.

  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The merger on March 15, 2002 with Point Massachusetts will be accounted for as prescribed by SFAS No. 141 and SFAS No. 142.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year, and early adoption is permitted. The Company expects SFAS 144 will not have a material effect on its consolidated results of operations, financial position or cash flows.

C.  DISCONTINUED OPERATIONS:

     On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation ("Whatman") and a subsidiary of Whatman plc, an English corporation ("Whatman plc"), pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001 (the "Purchase Agreement"). All non-cash assets and certain liabilities were transferred to the purchaser on that date. Accordingly the only continuing operations of the Company consist of general and administrative expenses to operate a shell company and to investigate various strategic business combinations. The Company has reclassified the consolidated financial statements included herein, for all periods to reflect the sale of the non-cash assets relating to the red blood filtration business, its only segment, as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, and all prior periods have been restated, including the allocation of expenses between continuing and discontinued operations.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net revenues and net loss from discontinued operations for the three years ended December 31, 2001 were as follows:

                                                          2001       2000      1999
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Revenues from discontinued operations..................  $    12   $  3,219   $   805
                                                         -------   --------   -------
Loss from discontinued operations......................  $(6,119)  $(15,297)  $(8,716)
                                                         -------   --------   -------

     Assets and liabilities of discontinued operations at December 31, 2000 were as follows:

(IN THOUSANDS)
Inventory...................................................   $2,285
Other current assets........................................      264
Property and equipment, net.................................    1,850
Other assets................................................       32
Current liabilities (including accrued expenses of
  $446,000).................................................   (1,031)
Long-term liabilities.......................................       (9)
                                                               ------
Net assets of discontinued operations.......................   $3,391
                                                               ======

     Under the terms of the Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration consisting of (i) a $10 million dollar cash payment, which was paid to the Company on May 29, 2001,
(ii) a reimbursement amount of $6,944,000, which was paid to the Company in the third quarter of 2001, effectively covering the net change in cash from the ongoing discontinued operations of the Company's business from November 1, 2000 through May 29, 2001 (the "Reimbursement Amount"), and (iii) a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company's technology. The royalty payments are subject to a maximum, aggregate amount of $12 million dollars and are subject to certain reductions set forth in the Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to the Company's patent litigation with Pall Corporation, as described below under Note K "Litigation."

     In connection with the sale of its non-cash assets on May 29, 2001, the Company has recorded a gain on disposal of discontinued operations of $11,963,000, which includes the $6,944,000 reimbursement amount and is net of the payment of approximately $1,394,000 in costs and expenses incurred in the second quarter of 2001 associated with completing the asset sale. An additional $1,106,000 of costs and expenses associated with completing the asset sale were incurred in the first quarter of 2001, with such costs and expenses included in loss from discontinued operations. The Company does not believe it has a tax liability in connection with the sale, as it believes it has sufficient current year deductions, federal and state net operating loss carryforwards and tax credits to offset any gain realized. No value was ascribed to the potential future royalties in recording the gain on this transaction. The net book value of the assets sold were $3,587,000. As part of the non-cash asset sale Whatman assumed the Company's personnel associated with the discontinued operations. As part of the sale, all outstanding unvested stock options of the Company vested on May 29, 2001 and were terminated unless exercised 90 days thereafter, with the exception of certain executive officers who were retained by the Company.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVENTORY OF DISCONTINUED OPERATIONS

     Inventory of discontinued operations consisted of the following at December 31, 2000:

                                                               (IN THOUSANDS)
Raw materials...............................................       $2,200
Work in progress............................................           78
Finished goods..............................................            7
                                                                   ------
                                                                   $2,285
                                                                   ======

  ACCOUNTS RECEIVABLE OF DISCONTINUED OPERATIONS

     Included within other current assets were trade receivables of $121,000 at December 31, 2000 from discontinued operations representing amounts due for product sales. The allowance for doubtful accounts was $0 at December 31, 2000.

  PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS

     Property and equipment of discontinued operations consisted of the following at December 31, 2000:

                                                               (IN THOUSANDS)
Laboratory and manufacturing equipment......................       $1,430
Office equipment............................................          704
Leasehold improvements......................................          858
                                                                   ------
                                                                    2,992
Accumulated depreciation and amortization...................       (1,759)
                                                                   ------
                                                                    1,233
Construction in progress....................................          617
                                                                   ------
                                                                   $1,850
                                                                   ======

     Depreciation and amortization expense included in loss from discontinued operations was $218,000, $636,000 and $475,000 in 2001, 2000 and 1999,
respectively. Included in the loss from discontinued operations in 2000 was $425,000 related to the abandonment and therefore fixed asset write-down of two production units to their net scrap value.

     Accumulated amortization of assets under lease of the discontinued operations was $106,000 for the period ended December 31, 1999.

  ACCRUED EXPENSES OF DISCONTINUED OPERATIONS

     Accrued expenses of discontinued operations consisted of the following at December 31, 2000:

                                                               (IN THOUSANDS)
Employee compensation.......................................        $ 91
Professional fees...........................................         343
Services....................................................          12
                                                                    ----
                                                                    $446
                                                                    ====

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NOTES PAYABLE OF DISCONTINUED OPERATIONS

     Notes payable consisted of the following at December 31, 2000:

                                                               (IN THOUSANDS)
Leasehold improvements financing of discontinued
  operations................................................        $43
Less current portion........................................         34
                                                                    ---
                                                                    $ 9
                                                                    ===

     In March 1997, the Company exercised its right, under a lease, to have a portion of its leasehold improvements financed and received $140,000 in connection with this arrangement. This amount is being repaid in 60 equal monthly installments with an interest rate of 12% per annum. Under the terms of the Purchase Agreement the lease was assigned to Whatman on May 29, 2001.

  LEASE OBLIGATIONS OF DISCONTINUED OPERATIONS

     The Company leased certain laboratory, research and office space from Sepracor Inc. ("Sepracor"), a related party, through 1995. In 1995, the Company executed a lease for these facility requirements, which commenced in February 1996 and extends through February 2004. The lease provides for two five-year renewal options. Under the terms of the lease, the Company is required to pay its allocated share of taxes and operating costs in addition to the base annual rent.

     The Company leased various laboratory, manufacturing and computer equipment under non-cancelable capital leases. Terms of arrangements with the leasing company contain bargain purchase provisions at the expiration of the lease term, which range from 36 months to 42 months. In some instances, the Company was required to make a deposit of 20% of the original equipment cost, which earned interest at an annual rate of 4%. As of December 31, 2000, all lease agreements have expired and there are no amounts outstanding under the Lease Agreements. Under certain circumstances, Sepracor was the guarantor of debt incurred to acquire equipment under the leasing facilities. The interest rate charged on the Company's capital leases ranges from 14% to 21%.

     Future minimum payments of the discontinued operations under all non-cancelable operating leases in effect at December 31, 2000 are as follows:

                                                               (IN THOUSANDS)
2001........................................................        $295
2002........................................................         306
2003........................................................         306
2004........................................................          26
2005 and thereafter.........................................          --
                                                                    ----
Total minimum lease payments................................        $933
                                                                    ----

     The total charged to rent expense included in the loss from discontinued operations for all non-cancelable leases including amounts for building maintenance, utilities and other operating costs were $387,000, $872,000 and $660,000 in 2001, 2000 and 1999, respectively.

     In December 1999 the Company entered into an exclusive five-year manufacturing and supply agreement with a major supplier of a component to the Company's product. The Company completed two amendments to this agreement in both September and December 2000 in which it agreed to pay Filtertek a total of $705,000. Upon the completion of the sale of the non-cash assets on May 29, 2001 the agreement was terminated in its entirety.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SEGMENT INFORMATION FROM DISCONTINUED OPERATIONS

     The discontinued operations of the Company represented its blood filtration business.

     Percentage of revenues derived from significant customers from the discontinued operations are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
American Red Cross..........................................   50%     66%
Gambro, Inc.................................................   49%     33%

D.  ACCRUED EXPENSES AND COMMITMENTS AND CONTINGENCIES:

     Accrued expenses consist of the following at December 31:

                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Employee compensation.......................................   $  3     $ --
Professional fees...........................................    201       85
Customer refunds............................................     --      664
Miscellaneous...............................................     25      194
                                                               ----     ----
                                                               $229     $943

     On November 15, 2001, the Company and its wholly owned subsidiary, PT Acquisition Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Point Therapeutics, Inc., a privately held Massachusetts Corporation ("Point Massachusetts"). Upon signing the merger agreement, the Company paid Point Massachusetts a lock-up fee of $500,000, which has been classified as an asset at December 31, 2001 which the Company will forfeit and Point Massachusetts will have no obligation to repay to the Company unless the merger agreement is terminated under certain circumstances, see Note L.

E.  NOTES PAYABLE:

     In September 2000, the Company $5 million revolving line of credit expired and was repaid in accordance with the agreement. The revolving line of credit was being used to help finance the Company working capital requirements and for general corporate purposes. Amounts borrowed under the line bear interest at the bank's prime lending rate plus 1/2% payable monthly in arrears. For the year ended December 31, 2000, the Company recorded interest expense related to borrowings under the line of $322,000. Sepracor guaranteed to repay amounts borrowed under the above line of credit, and in exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 170,000 shares, of the Company common stock, see Note F.

F.  STOCKHOLDERS' EQUITY:

     On March 15, 2002 the stockholders of the Company approved a proposal to amend the Company's certificate of incorporation to effect a 1-for-10 reverse stock split with respect to the Company's common stock and upon closing of the merger, to change the Company's name to Point Therapeutics, Inc. The reverse split became effective on March 15, 2002. In the consolidated financial statements and accompanying notes, all share, per share amounts and stock option data of the Company's common stock have been retroactively adjusted to reflect the stock split. Par value remains at $0.01 per share.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to the Company's common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) has been converted into the right to receive 4.16168 shares of the Company's common stock.

     Under a Technology Transfer and License Agreement (see Note I) Sepracor was entitled beginning in April 1998 to certain rights with respect to the registration under the Securities Act of 1933, as amended, of a total of 300,000 shares of common stock related to the technology transfer and establishment of the Company in 1993. These rights provide that Sepracor may require the Company, on two occasions, to register shares having an aggregate offering price of at least $5,000,000, subject to certain conditions and limitations.

     In September 1998 the Company completed a $5 million revolving line of credit arrangement with a commercial bank. Sepracor guaranteed to repay amounts borrowed under the above line of credit. In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 170,000 shares of the Company's common stock at a price of $6.90 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them. The Company placed a value of $1,938,000 on the 170,000 warrants as of the date of the final agreement and amortized this deferred financing charge on a monthly basis over the term of the line of credit. For the periods ended December 31, 2000 and 1999 the Company amortized $725,000 and $1,024,000, respectively, of this deferred finance charge and recorded it as interest expense in the Statement of Operations.

     In March 1999, the Company completed a private placement financing with Sepracor in which the Company received $2,000,000 in exchange for 133,333 shares of the Company's common stock and warrants to purchase an additional 66,700 shares of common stock at $15 per share. The warrants will expire in the year 2004 and have certain registration rights associated with them. In certain circumstances, the Company is entitled to require Sepracor to exercise these warrants.

     On May 3, 1999, the Company completed a private placement financing with Gambro Inc. ("Gambro"). The stock subscription agreement, which the Company entered into with Gambro in connection with this financing, provided for an initial investment of $9,000,000 in exchange for 450,000 shares of the Company's common stock. The stock subscription agreement also provided Gambro with an option to purchase additional shares of the Company's common stock for up to an aggregate purchase price of $3,000,000 at any time between August 3, 1999 and May 3, 2000 with the price per share of common stock to be based upon the market price of the Company's common stock. In October 1999, Gambro exercised this option in full. In connection with the exercise of this option, Gambro purchased 49,835 shares at a price of $60.20 per share. The price and number of shares reflected the average price of the Company's stock in the 30 days prior to the exercise date of October 5, 1999.

     In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company's inventory from the discontinued operation (net book value at December 31, 2000 of $332,000) of products bearing Gambro's company name, and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000.

     In March 2000, the Company completed a private placement financing yielding gross proceeds of $27,975,000 in which institutional investors purchased 373,000 shares of its common stock at a purchase price of $75 per share. The Company has registered 255,132 of such shares for resale. The Company has used the majority of the net proceeds of such financing, which aggregated $25,791,000, for working capital, capital equipment and general corporate purposes.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The terms of the above warrants will not be affected by Merger Agreement as described in Note L.

     As of December 31, 2001, Gambro and Sepracor owned 27% and 23% of the Company's issued and outstanding common stock respectively.

G.  STOCK OPTION PLANS:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The Company has two stock options plans currently in effect under which future grants may be issued. The 1994 Stock Option Plan, as amended, and the 1994 Director Option Plan, as amended (collectively, the "Plans"). A total of 429,220 shares have been authorized for grants of options or shares, of which 198,215 are still available for grant. Stock options granted during 2001, 2000 and 1999 generally have a maximum term of ten years and vest ratably over a period of two to five years.

     In February 2001, the Company granted 15,000 stock options to two directors for consulting services provided in connection with the sale of the Company's non-cash assets to Whatman (see Note C), and with respect to investigating various strategic business combinations. The options vested on May 29, 2001, in connection with the completion of the asset sale and a compensation charge of $41,000 has been calculated using the Black-Scholes model and recorded as an expense from continuing operations in 2001.

     In connection with the sale of the Company's non-cash assets to Whatman (see Note C) all of the Company's employees, with the exception of certain executive officers who were retained by the Company, were terminated and became employees of Whatman. In accordance with the Plans, all outstanding unvested stock options of the Company vested on May 29, 2001 and were terminated 90 days thereafter if unexercised.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Company's stock option activity for the three years ended December 31, 2001 is as follows:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF OPTIONS    EXERCISE PRICE
                                                       -----------------   ----------------
                                                        (IN THOUSANDS)
Outstanding at December 31, 1998.....................         251               $13.10
Granted..............................................          30               $52.70
Exercised............................................         (36)              $20.20
Terminated...........................................          (6)              $ 9.40
                                                              ---               ------
Outstanding at December 31, 1999.....................         239               $17.20
Granted..............................................          35               $46.20
Exercised............................................         (11)              $14.50
Terminated...........................................          (8)              $52.20
                                                              ---               ------
Outstanding at December 31, 2000.....................         255               $20.30
Granted..............................................          15               $ 7.20
Exercised............................................          --                   --
Terminated...........................................         (95)              $26.50
                                                              ---               ------
Outstanding at December 31, 2001.....................         175               $15.70
                                                              ===               ======

     The following table summarizes the status of the Company's stock options at December 31, 2001:

                                     OPTIONS OUTSTANDING
                           ---------------------------------------      OPTIONS EXERCISABLE
                                             WEIGHTED                -------------------------
                                              AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                               NUMBER        REMAINING    AVERAGE     EXERCISABLE     AVERAGE
                           OUTSTANDING AS   CONTRACTUAL   EXERCISE       AS OF        EXERCISE
RANGE OF EXERCISE PRICES    OF 12/31/01        LIFE        PRICE        12/31/01       PRICE
------------------------   --------------   -----------   --------   --------------   --------
                           (IN THOUSANDS)   (IN YEARS)               (IN THOUSANDS)
    $  6.25-$  7.19             125             6.4       $  6.36         125         $  6.36
    $ 12.50-$ 17.50              21             6.5       $ 12.75          21         $ 12.75
    $ 20.00-$ 20.00               5             2.0       $ 20.00           5         $ 20.00
    $ 48.75-$ 56.25              21             7.7       $ 56.00          21         $ 56.00
    $123.75-$162.50               3             4.2       $137.01           3         $137.01
                                ---             ---       -------         ---         -------
                                175             6.4       $ 15.69         175         $ 15.69

                                                                 DECEMBER 31,
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                           (IN THOUSANDS, EXCEPT FOR
                                                            EXERCISE PRICE AMOUNTS)
Options exercisable.....................................      175       108        66
Weighted average exercise price.........................  $ 15.69   $ 16.50   $ 19.80

     The weighted average grant date fair value for options granted during 2001, 2000, and 1999 was $5.90, $31.20, and $35.70 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factor of the market price of the Company's common stock of 75%; and a weighted average expected life of the options of 5.5 years.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, an aggregate of 50,000 shares of common stock may be purchased by employees at 85% of market value on the first or last day of each six-month offering period, whichever is lower, through accumulation of payroll deductions ranging from 1% to 10% of compensation as defined, subject to certain limitations. Options were exercised to purchase 24,012 shares for a total of $159,000 during the year ended December 31, 2000 and 4,107 shares for a total of $117,000 during the year ended December 31, 1999. At December 31, 2000, 5,128 shares of common stock were reserved for future issuance under the plan. No options were issued under this plan in 2001 and effective with the sale of the non-cash assets to Whatman (see Note C) the Stock Purchase Plan ceased.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below. The application of SFAS No. 123 to the employee stock purchase plan would not result in a significant difference from reported net income and earnings per share.

                                                          2001       2000        1999
                                                         -------   ---------   ---------
                                                         (IN THOUSANDS; EXCEPT PER SHARE
                                                                    AMOUNTS)
Net income (loss) -- as reported.......................  $4,327    $(16,223)   $(10,665)
Net income (loss) -- pro forma.........................  $2,430    $(17,062)   $(11,274)
Net income (loss) per share -- as reported -- basic and
  diluted..............................................  $ 2.27    $  (8.52)   $  (7.75)
Net income (loss) per share -- pro forma -- basic and
  diluted..............................................  $ 1.27    $  (8.96)   $  (8.19)

     The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 or anticipated future option activity.

     In connection with the initial public offering, the Company granted to the underwriter an option to purchase 21,750 shares of common stock at an exercise price equal to 150% of the initial public offering price or $105 and subject to adjustment in certain circumstances. The option was exercisable at any time or from time to time after April 14, 1995 and before April 14, 1999. The option was not exercised.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

H.  INCOME TAXES:

     The components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                               2001            2000
                                                             --------        --------
                                                                  (IN THOUSANDS)
Deferred taxes:
  Net operating loss carryforwards.......................    $ 33,950        $ 35,747
  Deferred revenue.......................................       3,842              --
  Tax credit carryforwards...............................       1,343           1,632
  Accrued charges not paid...............................          91             527
  Deferred compensation..................................         108             285
  Research and development expense capitalization
     accrued.............................................          --           5,180
  Inventory reserves.....................................          --             803
  Property and equipment.................................          --             214
                                                             --------        --------
                                                              (39,334)         44,388
Valuation allowance......................................     (39,334)        (44,388)
                                                             --------        --------
Net deferred taxes.......................................    $     --        $     --
                                                             ========        ========

     At December 31, 2001 and 2000, the Company provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management could not conclude that it is more likely than not that these future benefits will be realized.

     The Company 's statutory and effective tax rates were 34% and 0%, respectively, for 2001, 2000 and 1999. The effective tax rate was 0% due to a net operating loss and the non-recognition of any net loss carryforwards ("NOLs") of approximately $87,600,000 and $66,300,000, respectively, to offset future regular taxable earnings. The federal and state NOLs begin to expire in 2009 and 2002,respectively. The Company has federal and state research and development tax credits of approximately $898,000 and $681,000, respectively, which both begin to expire in 2009. Under Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and tax credit carryforwards which can be utilized in future years to offset future taxable income and tax liabilities.

I.  AGREEMENTS:

     Under a Technology Transfer and License Agreement, Sepracor transferred to the Company all technology owned or controlled by Sepracor, including trade secrets, patents and patent applications that relates to and is used in researching developing or manufacturing products in the Company Field as defined in the agreement. Further, Sepracor granted an exclusive license to the Company for any improvements to the transferred technology, which were developed, or otherwise acquired, by Sepracor during the period beginning on the date of the Technology Transfer and License Agreement and terminating on the earlier of January 1, 1998 or the acquisition of Sepracor or the Company (the "Effective Period"). The Company granted to Sepracor an exclusive license to the transferred technology for the development, manufacture, use or sale of any products within the field of chiral synthesis, chiral separations and the development, manufacture, use or sale of chiral drugs and chiral drug intermediates, as well as a non-exclusive license to the transferred technology for the development, manufacture, use or sale of any products outside of the Company Field. All licenses were royalty-free. Sepracor also granted the Company a right of first refusal to any product, which Sepracor proposed to sell, or license a third party to sell during the Effective Period, for use within the

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company Field. Under the terms of the sales of the Company's non-cash assets to Whatman on May 29, 2001, the above agreement was assigned to Whatman.

J.  EMPLOYEES' SAVINGS PLAN:

     The Company has a 401(k) plan for all employees. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation subject to statutory limitations. In addition, the Company can make a matching contribution at its discretion. In 1999 the Company provided approximately $40,000 of matching contributions. There were no employer contributions to the plan in 2001 and 2000. In accordance with the asset Purchase Agreement with Whatman, see Note C, the plan was assumed by Whatman on May 29, 2001.

K.  LITIGATION:

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

     With respect to the allegations concerning the '572 Patent, the Company answered the complaint stating that the LeukoNet System does not infringe any claim of the asserted patents. Further, the Company counterclaimed for declaratory judgment of invalidity, noninfringement and unenforceability of the '572 Patent. Pall amended its complaint to add Lydall, Inc., whose subsidiary supplied the filter media for the LeukoNet System, as a co-defendant. The Company filed for summary judgment of non-infringement, and Pall cross-filed for summary judgement of infringement at the same time. Lydall, Inc. supported the Company's motion for summary judgment of non-infringement, and filed a motion for summary judgment that the asserted claims of the '572 patent are invalid as a matter of law. Discovery has been completed in the action. The Court held a hearing on the summary judgment motions on April 18, 2000. On September 19, 2001, the Court granted the Company's motion finding that claims 48, 50 and 51 of the '572 patent were not infringed. The Court is now in the process of determining if any outstanding issues remain to be decided. Pall has contended that claim 37, 38 and 42 of the '572 patent have been asserted against the Company. Pall has also moved the Court to reconsider its decision granting summary judgment against the Company. The Company is opposing Pall's motion for reconsideration and Pall's contention that additional claims are at issue, and is awaiting the Court's decision on whether to enter final judgment in favor of the Company.

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

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company, with Filtertek's support, has moved for summary judgment that the accused r\LS system does not infringe, either literally or under the doctrine of equivalents, any of the asserted claims of Pall's '572, '012, '561, or '796 patents. The Court has not ruled on Pall's motion, and Pall has yet to respond to the Company's summary judgment motion. On October 9, 2001, Pall moved to dismiss the Colorado case based upon lack of subject matter jurisdiction. In its motion, Pall provided the Company with a limited covenant not to sue the Company for sales of certain prior r\LS systems on certain claims of the patents-in-suit. Based upon this covenant not to sue, the Company and Pall jointly moved the Colorado court to dismiss Pall's claims of infringement of the '321, '561, '795, '012 and '572 patents, with prejudice, and to dismiss the Company's declaratory judgment claims for lack of subject matter jurisdiction. The court has granted this motion. Thus, Pall's infringement contentions are now limited to certain claims of the '436 and '770 patents and the Company's summary judgement motion is now moot. On December 3, 2001, Whatman HemaSure Inc. was joined as a Plaintiff and Counterclaim Defendant in the consolidated case.

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

     Under the terms of the Purchase Agreement entered into by and among the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company related to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to the Company pursuant to the terms of the Royalty Agreement described in Note C to the Consolidated Financial Statements, and thus may reduce the amount of royalties the Company may collect under the terms of the Royalty Agreement.

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

L.  AGREEMENT AND PLAN OF MERGER

     On November 15, 2001, the Company and its wholly owned subsidiary, PT Acquisition Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Point Massachusetts. Pursuant to the agreement, PT Acquisition Corp. will merge with Point Massachusetts. It is currently anticipated that the Closing Date will occur on or as promptly as practicable following the approval and adoption of the Merger Agreement by the Stockholders of the Company and the satisfaction or waiver of all of the other conditions set forth in the Merger Agreement.

     Upon signing the merger agreement, the Company paid Point Massachusetts a lock-up fee of $500,000, which the Company will forfeit and Point Massachusetts will have no obligation to repay to the Company unless the merger agreement is terminated under certain circumstances set forth below. See "The Merger Agreement -- Termination Fees -- Point Lock-Up Fee." The $500,000 lock-up fee has been disclosed in the financial statements of the Company as an asset and will be treated as an asset of the Company in determining the adjusted exchange ratio in connection with the Merger Agreement.

     Point Massachusetts, has agreed to repay the Company a fee of $250,000 if the merger agreement is terminated by Point Massachusetts, or the Company because a court or governmental, regulatory or administrative agency or commission has issued a non-appealable final order, decree or ruling or taking any other action which has the effect of permanently restraining, enjoining or otherwise prohibiting the merger unless the court proceeding was initiated by a stockholder of the Company or Point Massachusetts.

     Pursuant to the merger agreement, Point Massachusetts, has agreed to return the Company's $500,000 lock-up fee and pay the Company an additional $500,000 if the merger agreement is terminated (i) based on the expiration of the Termination Date which is caused by Point Massachusetts' failure to fulfill any of its obligations under the merger agreement, including any extensions thereof as contemplated by the merger agreement, (ii) because of a court order as described in the previous paragraph which is initiated by a stockholder of Point Massachusetts; or (iii) based on Point Massachusetts' breach of any covenant or agreement set forth in the merger agreement (subject to Point Massachusetts' right to cure under certain circumstances).

     The merger agreement also provides that if the merger agreement is terminated by the Company because the Company's board of directors authorized the Company to enter into a definitive agreement with respect to a "Superior Parent Proposal", as defined in the merger agreement, the Company shall forfeit to Point Massachusetts the lock-up fee of $500,000 and shall pay to Point Massachusetts an additional fee of $650,000.

M.  SUBSEQUENT EVENT

     On March 15, 2002 the stockholders of the Company voted in favor of the Merger Agreement (see Note L). In addition, the stockholders of the Company also approved a proposal to amend the Company's certificate of incorporation to effect a 1-for-10 reverse stock split with respect to the Company's common stock and, upon closing of the merger, to change the Company's name to Point Therapeutics, Inc. The reverse split became effective on March 15, 2002. In the financial statements and accompanying notes, all share, per share

                            POINT THERAPEUTICS, INC.
                              (FORMERLY HMSR INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amounts, stock option data, and market prices of the Company's common stock have been retroactively adjusted to reflect the stock split. Par value remains at $0.01 per share.

     In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to the Company's common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) has been converted into the right to receive 4.16168 shares of the Company's common stock.

N.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                 Q1 2001    Q2 2001    Q3 2001    Q4 2001
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating expenses from continuing
  operations...................................  $    91    $   800    $   376    $   596
Net income (loss) from continuing operations...       12       (741)      (291)      (497)
Loss from discontinued operations..............   (4,223)    (1,896)        --         --
Gain from the sale of discontinued
  operations...................................       --     11,975        (12)        --
                                                 -------    -------    -------    -------
Net loss.......................................  $(4,211)   $ 9,338    $  (303)   $  (497)
Net loss per share -- basic and diluted:
Continuing operations..........................  $  0.00    $ (0.40)   $ (0.16)   $ (0.26)
Discontinued operations........................  $ (2.15)   $  5.34    $  0.00    $  0.00
                                                 -------    -------    -------    -------
Net loss per share basic and diluted...........  $ (2.15)   $  4.94    $ (0.16)   $ (0.26)
Weighted average number of shares of common
  stock Outstanding -- basic and diluted.......    1,961      1,889      1,889      1,889

                                                 Q1 2000    Q2 2000    Q3 2000    Q4 2000
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating expenses from continuing
  operations...................................  $  (173)   $  (445)   $   (93)   $   (94)
Net (loss) income from continuing operations...     (401)      (498)       (67)        14
Loss from discontinued operations..............   (2,918)    (2,848)    (4,642)    (4,863)
                                                 -------    -------    -------    -------
Net loss.......................................  $(3,319)   $(3,346)   $(4,709)   $(4,849)
Net loss per share -- basic and diluted:
Continuing operations..........................  $ (0.24)   $ (0.25)   $ (0.03)   $  0.01
Discontinued operations........................  $ (1.71)   $ (1.45)   $ (2.36)   $ (2.46)
                                                 -------    -------    -------    -------
Net loss per share basic and diluted...........  $ (1.95)   $ (1.70)   $ (2.39)   $ (2.45)
Weighted average number of shares of common
  stock Outstanding -- basic and diluted.......    1,704      1,965      1,970      1,977

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

                                          POINT THERAPEUTICS, INC.

                                          By:  /s/ DONALD R. KIEPERT, JR.
                                            ------------------------------------
                                                  Donald R. Kiepert, Jr.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----
/s/ DONALD R. KIEPERT, JR.                   President, Chief Executive Officer and    March 29, 2002
------------------------------------------   Director (Principal Executive Officer)
Donald R. Kiepert, Jr.


/s/ RICHARD N. SMALL                         Senior Vice President, Chief Financial    March 29, 2002
------------------------------------------   Officer and Treasurer (Principal
Richard N. Small, CPA                        Financial and Accounting Officer)


/s/ TIMOTHY J. BARBERICH                     Director                                  March 29, 2002
------------------------------------------
Timothy J. Barberich


/s/ THOMAS M. CLAFLIN                        Director                                  March 29, 2002
------------------------------------------
Thomas M. Claflin


/s/ DANIEL T. ROBLE                          Director                                  March 29, 2002
------------------------------------------
Daniel T. Roble, Esq


/s/ WILLIAM J. WHELAN, JR.                   Director                                  March 29, 2002
------------------------------------------
William J. Whelan, Jr.

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form
10-K:

  EXHIBIT NO.
  -----------                           DESCRIPTION
    2.1(24)     Agreement and Plan of Merger, dated November 15, 2001, among
                HMSR Inc., PT Acquisition Corp., and Point Therapeutics,
                Inc.
    2.2(6)      Heads of Agreement, dated as of January 31, 1996, between
                HMSR and Novo Nordisk A/S.
    3.1(1)      Certificate of Incorporation of HMSR.
    3.2(21)     Certificate of Amendment of Certificate of Incorporation of
                HMSR.
    3.3(23)     Certificate of Amendment of Certificate of Incorporation of
                HMSR.
    3.4(25)     Certificate of Amendment of Certificate of Incorporation of
                HMSR.
    3.5(1)      By-Laws of HMSR.
    4.1(1)      Specimen Certificate for shares of Common Stock, $.01 par
                value, of HMSR.
    4.2(9)      Registration Rights Agreement, dated January 23, 1997, by
                and among HMSR and Novo Nordisk A/S
    4.3(10)     Registration Rights Agreement, dated as of September 15,
                1998, between HMSR and Sepracor.
    4.4(11)     Warrant Agreement, dated as of September 15, 1998, between
                HMSR and Sepracor.
    4.5(11)     Warrant Certificate, dated as of September 15, 1998, between
                HMSR and Sepracor.
    4.6(13)     Registration Rights Agreement, dated as of March 23, 1999, between HMSR and Sepracor.
    4.7(13)     Warrant Agreement, dated as of March 23, 1999, between HMSR and Sepracor.
    4.8(13)     Warrant Certificate, dated as of March 23, 1999, between
                HMSR and Sepracor.
    4.9(14)     Stock Subscription Agreement, dated as of May 3, 1999,
                between HMSR and COBE.
    4.10(14)    Stockholder's Agreement, dated as of May 3, 1999, between
                HMSR and COBE.
   10.1(22)     Amended and Restated 1994 Stock Option Plan.
   10.2(9)      1994 Director Option Plan.
   10.3(1)      Form of Technology Transfer and License Agreement between
                HMSR and Sepracor Inc.
   10.4(6)      Lease Agreement for 140 Locke Drive, Marlborough, MA, dated as of November 1995, between HMSR and First Marlboro
                Development Trust.
   10.5(4)      Employment Agreement between HMSR and Dr. Hans Heiniger,
                dated January 10, 1994.
   10.6(7)      Asset Purchase Agreement dated as of May 2, 1996 between
                HMSR, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.
   10.7(8)      Restructuring Agreement, dated January 23, 1997, between
                HMSR, HemaPharm Inc., HemaSure A/S and Novo Nordisk A/S.
   10.8(9)      Convertible Subordinated Note Due December 31, 2001 in the
                amount of U.S. $11,721,989, issued by HMSR to Novo Nordisk
                A/S, dated January 23, 1997.
   10.9(9)      Amendment to HMSR's 1994 Director Option Plan, dated June
                25, 1996.
   10.10(9)     Amendment to HMSR's 1994 Director Option Plan, effective as of May 16, 1996.
   10.11(9)     Amendment to HMSR's 1994 Stock Option Plan, dated June 25,
                1996.
   10.12(9)     Amendment to HMSR's 1994 Stock Option Plan, effective as of
                May 16, 1996.
   10.13(9)     Sublease Agreement, between HMSR and Novo Nordisk A/S, dated
                May 2, 1996, for the Premises (Denmark), as amended.
   10.14(9)     Sublease Agreement between HMSR and Novo Nordisk A/S, dated
                May 2, 1996, for the Warehouse (Denmark), as amended.
   10.15(12)    Employment Agreement between HMSR and John F. McGuire, dated
                April 1, 1997.
   10.16(12)    Settlement Agreement, dated September 1997, by and among
                HMSR, HemaSure AB, HemaPharm Inc., Pharmacia & Upjohn Inc.
                and Pharmacia & Upjohn AB.
   10.17(10)    1995 Employee Stock Purchase Plan, as amended.
   10.18(11)    Revolving Credit and Security Agreement, dated as of
                September 15, 1998, between the Company and Fleet National
                Bank.

  EXHIBIT NO.
  -----------                           DESCRIPTION
   10.19(11)    Intellectual Property Security Agreement, dated as of
                September 15, 1998, between the Company and Fleet National
                Bank.
   10.20(11)    Promissory Note, dated as of September 15, 1998, made by
                HMSR in favor of Fleet National Bank.
   10.21(11)    Amended and Restated Master Strategic Alliance Agreement
                between HMSR and the American Red Cross.
   10.22(14)    Senior Management Retention Agreement, dated as of December
                7, 1998, between HMSR and John F. McGuire.
   10.23(14)    Senior Management Retention Agreement, dated as of December
                15, 1998, between HMSR and James B. Murphy.
   10.24(14)    Senior Management Retention Agreement, dated as of December
                22, 1998, between HMSR and Peter C. Sutcliffe.
   10.25(13)    Securities Purchase Agreement, dated as of March 23, 1999, between HMSR and Sepracor.
   10.26(14)    Amended and Restated Exclusive Distribution Agreement, dated as of May 3, 1999, between HMSR and COBE.
   10.27(15)    Master Purchase Agreement, dated as of July 1, 1999, between
                HMSR and The American National Red Cross.
   10.28(16)    Manufacturing and Supply Agreement, dated as of December 22,
                1999, between HMSR and Filtertek Inc.
   10.29(16)    Supply and Assembly Agreement, dated as of January 31, 2000, between HMSR and Command Medical Products Inc.
   10.30(16)    Placement Agency Agreement, dated February 3, 2000, between
                HMSR and Warburg Dillon Read LLC.
   10.31(16)    Form of Purchase Agreement, dated March 2, 2000.
   10.32(16)    Schedule of purchasers which purchased shares of common
                stock pursuant to the Form of Purchase Agreement set forth in 10.31.
   10.33(17)    Indemnification Agreement, dated as of July 13, 2000 between
                HMSR and Ahlstrom Technical Specialties LLC.
   10.34(18)    Termination of Supply and Assembly Agreement and Release,
                dated as of December 8, 2000, by and between HMSR and
                Command.
   10.35(18)    Amendment No. 1 to Manufacturing and Supply Agreement, dated as of September 21, 2000, by and between HMSR and Filtertek.
   10.36(18)    Amendment No. 2 to Manufacturing and Supply Agreement, dated as of December 15, 2000, by and between HMSR and Filtertek.
   10.37(18)    Termination and Release Agreement, dated as of March 5,
                2001, by and between HMSR and Gambro.
   10.38(19)    Asset Purchase Agreement, dated as of February 3, 2001, by and between HMSR, Whatman and Whatman plc.
   10.39(20)    Amendment to Asset Purchase Agreement, dated as of April 2,
                2001, by and between HMSR, Whatman and Whatman plc.
   10.40(20)    Royalty Agreement, dated as of May 29, 2001, by and among
                HMSR, Whatman and Whatman plc.
   10.41(23)    Termination and Release, dated as of August 17, 2001, by and between The American National Red Cross, and HMSR.
   10.42(23)    Employment Agreement, made effective May 29, 2001, by and
                between HMSR and John F. McGuire.
   10.43(23)    Employment Agreement, made effective May 29, 2001, by and
                between HMSR and James B. Murphy.
   10.44(23)    Employment Agreement, made effective May 29, 2001, by and
                between HMSR and Peter C. Sutcliffe.
   10.45(23)    Consulting Agreement, entered into as of January 1, 2001, by and between HMSR and Summit Roundtable.

  EXHIBIT NO.
  -----------                           DESCRIPTION
   21.1         Subsidiaries of the Company.
   23.1         Consent of PricewaterhouseCoopers LLP

---------------

 (1) Incorporated herein by reference to HMSR's Registration Statement on Form S-1, as amended (File No. 33-75930).

 (2) Incorporated herein by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 1994.

 (3) Incorporated herein by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 (4) Incorporated herein by reference to HMSR's Registration Statement on Form S-1, as amended (File No. 33-95540).

 (5) Incorporated herein by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

 (6) Incorporated herein by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 1995.

 (7) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 (8) Incorporated by reference to HMSR's Current Report on Form 8-K filed on February 27, 1997.

 (9) Incorporated by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(12) Incorporated by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16) Incorporated by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 1999.

(17) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18) Incorporated by reference to HMSR's Annual Report on Form 10-K for the year ended December 31, 2000.

(19) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(20) Incorporated by reference to HMSR's Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.

(21) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(22) Incorporated by reference to HMSR's Definitive Proxy Statement on Schedule 14A filed on May 24, 1999.

(23) Incorporated by reference to HMSR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(24) Incorporated by reference to HMSR's Registration Statement on Form S-4 filed on February 11, 2002.

(25) Incorporated by reference to HMSR's Current Report on Form 8-K filed on March 28, 2002.