Form 10-K/A
period 2001-12-31
POINT THERAPEUTICS INC
filed 2002-04-30
CIK 919745

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

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

                     Common Stock, Par Value $.01 Per Share

                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((Section) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 26, 2002 was approximately $14,600,000.

         The number of shares outstanding of the Registrant's common stock as of April 26, 2002 was approximately 9,276,000.

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

                                TABLE OF CONTENTS

                                    PART III

                                                                   Page Number
                                                                   -----------
Item 10:  Directors and Executive Officers of the Registrant .....      1

Item 11:  Executive Compensation..................................      2

Item 12:  Stock Ownership of Certain Beneficial Owners and
            Management............................................      6

Item 13:  Certain Relationships and Related Transactions..........      7

         Point Therapeutics, Inc. (the "Company" or "Point") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, by restating Part III, Items 10, 11, 12 and 13 thereof as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         The following table sets forth the name, age as of April 26, 2002, positions and offices of each person who serves as a director of the Company:

      Name                         Age       Position
      Donald R. Kiepert, Jr.       54        Chairman, President, Chief Executive Officer, and Director
      Timothy J. Barberich         54        Director
      Thomas M. Claflin            61        Director
      Daniel T. Roble              56        Director
      William J. Whelan, Jr.       47        Director

         Except for Mr. Barberich, each person who serves as a director of the Company was appointed as a director on March 15, 2002, pursuant to the terms of the Merger Agreement among the Company, PT Acquisition Corp. and Point Massachusetts. No director or executive officer of the Company is related to any other director or executive officer of the Company by blood or marriage.

         DONALD R. KIEPERT, JR. has served as President, Chief Executive Officer and as a director of the Company since March 15, 2002, and has served in the same positions and offices with Point Massachusetts since 1996. Prior to that, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and as a director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

         TIMOTHY J. BARBERICH has served as one of the Company's directors since the Company's inception in 1993 and was Chairman of the Board of Directors from 1993 until March 1996 and from April 1997 until March 15, 2002. Mr. Barberich has also served as a director of Point Massachusetts since March 1999. Mr. Barberich was a founder of Sepracor, Inc. and has served as President, Chief Executive Officer and a director of Sepracor since 1984 and as Chairman of the board of directors of Sepracor since December 1999. Mr. Barberich also serves on the board of directors of BioSphere Inc., a publicly traded subsidiary of Sepracor.

         THOMAS M. CLAFLIN has served as a director of the Company since March 15, 2002 and as a director of Point Massachusetts since December 1999. He is the President and Chief Executive Officer of the venture capital firm of Claflin Capital Management, which he founded in 1978. Prior to forming Claflin Capital, he was a general partner of PaineWebber's venture capital partnership group and a general partner at the venture capital firm of T.A. Associates.

         DANIEL T. ROBLE has served as a director of the Company since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a partner in the Health Care Group at the law firm of Ropes & Gray, Boston, Massachusetts. He has practiced law at Ropes & Gray since 1975.

         WILLIAM J. WHELAN, JR. has served as a director of the Company since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a partner at the private bank of Brown Brothers, Harriman & Company, where he has worked since 1988. Prior to that, he worked at the Bank of New York as Vice President, Middle Market Lending.

Executive Officers

         Information regarding the executive officers of the Company is set forth in Part I, Item 4A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding Common Stock, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with all copies of Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that during the fiscal year ended December 31, 2001, all filing requirements were timely satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table provides certain summary information for the fiscal years ended December 31, 1999, 2000 and 2001, concerning compensation paid or accrued by the Company to or on behalf of the persons who served as executive officers of the Company in 2001:

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                                                                  ------------       ALL
                                             ANNUAL COMPENSATION                OTHER ANNUAL       SECURITIES       OTHER
                                    -------------------------------------       COMPENSATION       UNDERLYING    COMPENSATION
   NAME AND PRINCIPAL POSITION      YEAR       SALARY ($)       BONUS ($)         ($) (1)         OPTIONS/SARS     ($) (3)
   ---------------------------      ----       ----------       ---------         -------         ------------     -------
John F. McGuire, III .............  2001        $383,846              --              --                 --              --
   Former President and             2000        $260,642        $ 20,000              --                 --        $  1,299
   Chief Executive Officer          1999        $282,000        $ 20,000        $ 95,632(2)         100,000        $  1,008

James B. Murphy ..................  2001        $232,308              --              --                 --              --
   Former Senior Vice               2000        $160,141        $ 10,000              --                 --        $    797
   President and Chief              1999        $166,600        $ 10,000              --             50,000        $    608
   Financial Officer                                                                  --                 --              --

Peter C. Sutcliffe ...............  2001        $252,500              --              --                 --              --
   Former Vice President and        2000        $175,441        $ 10,000              --                 --        $    882
   Chief Operating Officer          1999        $176,400        $ 10,000              --             50,000        $    701


-------------------

(1) Other compensation in the form of perquisites and other personal benefits, securities or property has been omitted if such compensation constituted less than the lesser of $50,000 or 10% of the total salary and bonus for the executive officer.

(2)    Represents relocation expenses.

(3)    Represents the taxable portion of group life insurance.


       For informational purposes, the following table provides certain summary information for the fiscal years ended December 31, 1999, 2000 and 2001 regarding compensation paid by Point Massachusetts, prior to the merger with the Company, to Mr. Kiepert, Mr. Small, Dr. Jones and Dr. Nussbaum, who currently serve as executive officers of the Company:



                                                                                                LONG-TERM
                                                                                              COMPENSATION       ALL
                                            ANNUAL COMPENSATION                 OTHER ANNUAL   SECURITIES       OTHER
                                   -------------------------------------        COMPENSATION   UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)       BONUS ($)            ($)        OPTIONS (#)        ($)
---------------------------        ----       ----------       ---------            ---        -----------        ---
Donald R. Kiepert, Jr.             2001        $283,615        $ 81,000              --          10,000        $    110
   Chairman, President and         2000        $280,000        $ 28,000              --          10,000        $    110
   Chief Executive Officer         1999        $280,000        $ 42,000              --          20,000        $    230

Richard N. Small                   2001        $164,423        $ 48,000              --           5,000        $     72
   Senior Vice President,          2000        $160,000        $ 16,000              --           5,000        $     72
   Chief Financial Officer         1999        $160,000        $ 24,000              --          10,000        $     82
   and Treasurer

Lawrence Nussbaum, M.D.            2001        $ 41,193              --              --          25,500        $     18
Chief Medical Officer              2000              --              --              --              --              --
                                   1999              --              --              --              --              --

Barry Jones, Ph.D.                 2001        $137,449        $ 27,000              --           4,000        $    110
   Vice President, Research        2000        $130,260        $ 12,075              --           3,000        $    110
                                   1999        $122,981              --              --           3,000        $    208

         Option Grants During 2001.

         No options were granted by the Company to Mr. McGuire, Mr. Murphy or Mr. Sutcliffe in 2001.

         For informational purposes, the following table sets forth option grants by Point Massachusetts to Mr. Kiepert, Mr. Small, Dr. Jones and Dr. Nussbaum during the year ended December 31, 2001 under Point Massachusetts' stock option plan. The maximum term of each option granted was ten years from the date of grant, subject to earlier termination in the event of resignation or termination of employment. The percentage of the total options granted to Point Massachusetts employees in 2001 shown in the table below is based on options to purchase an aggregate of [55,500] shares of Point Massachusetts Common Stock granted to Point Massachusetts' employees during the year ended December 31, 2001. The exercise price of each option was equal to the fair market value of the Point Massachusetts Common Stock on the date of grant as determined by the Board of Directors.

         Pursuant to the Merger Agreement among the Company, PT Acquisition Corp. and Point Massachusetts, all outstanding options to purchase shares of Point Massachusetts common stock were assumed by the Company and may be exercised only for shares of the Company's common stock on the same terms and conditions as were in effect prior to the effective time of the merger. The number of shares of the Company's common stock subject to each stock option assumed by the Company is the number of whole shares of the Company's common stock (omitting any fractional share) determined by multiplying the number of shares of Point Massachusetts common stock subject to each such stock option immediately prior to the effective time of the merger by the exchange ratio of
4.16168. The per share exercise price of each stock option assumed by the Company was adjusted by dividing the per share exercise price by the exchange ratio of 4.16168 and rounding up to the nearest cent.

         The potential realizable values are net of the exercise prices and before taxes associated with the exercise, and are based on the assumption that the Point Massachusetts Common Stock would have appreciated at the annual rate shown from the date of the grant until the expiration of the ten-year option term. The Company has calculated these numbers based on the rules of the Securities and Exchange Commission, and they do not represent the Company's estimate or projection of future Point Common Stock prices. The amounts reflected in the table may not necessarily be achieved. The actual amount the executive officer may realize will depend upon the extent to which the stock price exceeds the exercise price of the options on the exercise date.

                                                Option Grants
                                             Individual Grants(1)
                                 ---------------------------------------------                         Potential Realizable Value
                                  Number of                                                            at Assumed Annual Rates of
                                 Securities          % of Total       Exercise                          Stock Price Appreciation
                                 Underlying        Options Granted    or Base                               for Option Term
                                   Options         to Employees in     Price          Expiration       --------------------------
          Name                   Granted (#)         Fiscal Year       ($/Sh)            Date            5%($)            10%($)
          ----                   -----------         -----------       ------            ----            -----            ------
Donald R. Kiepert, Jr.            10,000(2)             18.0%        $   16.00        8/13/2011        $ 100,623        $ 254,999
Richard N. Small                   5,000(3)              9.0%        $   16.00        8/13/2011        $  50,312        $ 127,499
Lawrence Nussbaum, M.D.           25,500(4)             45.9%        $   16.00        9/26/2011        $ 256,589        $ 650,247
Barry Jones, Ph.D.                 4,000(5)              7.3%        $   16.00        8/13/2011        $  40,249        $ 102,000

(1) The option grant information set forth in this table reflects the number of shares of Point Massachusetts common stock underlying the original option and the exercise price per share of Point Massachusetts common stock of the original option. The table does not take into account the application of the exchange ratio in connection with the merger or the Reverse Split.

(2) In connection with the Company's assumption of these options, the number of shares of the Company's common stock into which these options are exercisable is 41,616 shares at an exercise price per share of $3.84.

(3) In connection with the Company's assumption of these options, the number of shares of the Company's common stock into which these options are exercisable is 20,808 shares at an exercise price per share of $3.84.

(4) In connection with the Company's assumption of these options, the number of shares of the Company's common stock into which these options are exercisable is 106,122 shares at an exercise price per share of $3.84.

(5) In connection with the Company's assumption of these options, the number of shares of the Company's common stock into which these options are exercisable is 16,646 shares at an exercise price per share of $3.84.

         Aggregated Option Exercises and Fiscal-Year-End Option Values.

         The following table sets forth certain information regarding options held as of December 31, 2001 by Mr. McGuire, Mr. Murphy and Mr. Sutcliffe. None of them exercised stock options in 2001.


                AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                           YEAR-END OPTION/SAR VALUES

                                                                                 NUMBER OF
                                                                                SECURITIES
                                                                                UNDERLYING
                                                                                UNEXERCISED                VALUE OF UNEXERCISED
                                                                              OPTIONS/SARS AT                  IN-THE-MONEY
                                                                              FISCAL YEAR-END                OPTIONS/SARS AT
                                                                                    (#)                   FISCAL YEAR-END ($)(1)
                                         SHARES                                -------------                  -------------
                                      ACQUIRED ON         VALUE                 EXERCISABLE/                   EXERCISABLE/
NAME                                  EXERCISE (#)     REALIZED ($)            UNEXERCISABLE                  UNEXERCISABLE
----                                  ------------     ------------            -------------                  -------------
John F. McGuire ............               --               --                   900,000/0                         0/0
James B. Murphy ............               --               --                   270,000/0                         0/0
Peter C. Sutcliffe .........               --               --                   250,000/0                         0/0

---------------

(1) Value is based on the closing sales price of the Company's Common Stock on December 29, 2001 ($0.38), the last trading day of the Company's 2001 fiscal year, less the applicable option exercise price.

         For informational purposes, the following table sets forth option exercises by Mr. Kiepert, Mr. Small, Dr. Jones and Dr. Nussbaum and value of in-the-money unexercised options held by each such person at December 31, 2001.

          The value of unexercised in-the-money options held at December 31, 2001 represents the total gain which the option holder would realize if the option holder exercised all of the in-the-money options held at December 31, 2001, and is determined by multiplying the number of shares of Point Massachusetts common stock underlying the options by the difference between $16.00 (which was the fair market value per share of Point Massachusetts common stock at fiscal year end December 31, 2001 as determined by the Point Massachusetts board of directors) and the applicable per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

        Aggregated Option Exercises and Fiscal-Year-End Option Values

                                                                         Number Of Securities               Value Of Unexercised
                                                                        Underlying Unexercised             In-The-Money Options At
                                          Shares                        Options At FY-End (#)                      FY-End
                                       Acquired On      Value         --------------------------         ---------------------------
Name                                   Exercise (#)  Realized ($)     Exercisable  Unexercisable         Exercisable   Unexercisable
----                                   ------------  ------------     -----------  -------------         -----------   -------------
Donald R. Kiepert, Jr.(1) ......            --            --            12,500        27,500               32,500        45,500
Richard N. Small(2) ............            --            --            18,750        13,750               91,250        22,750
Barry Jones, Ph.D.(3) ..........            --            --            10,750         8,250               56,850        12,750
Lawrence Nussbaum, M.D.(4) .....            --            --                 0        25,500                    0             0

Director Compensation

         The Company did not provide any compensation to members of its board of directors in 2001.

         Under its current policies, the Company does not provide cash compensation to members of the Company's board of directors for serving on its board of directors or for attendance at board and committee meetings. Members of Company's board of directors are reimbursed for reasonable expenses in connection with attendance at board and committee meetings. In consideration for services as non-employee directors, the Company also grants options to purchase shares of the Company's common stock to its non-employee directors.

Employment Agreements

         The Company (through its wholly-owned subsidiary, Point Massachusetts) has employment agreements with the following executive officers, each of whom became an executive officer of the Company upon consummation of the merger with Point Massachusetts on March 15, 2002:

-        Donald R. Kiepert, Jr., Chairman, President and Chief Executive
         Officer;

- Richard N. Small, Senior Vice President, Chief Financial Officer and Treasurer; and

-        Lawrence Nussbaum, M.D., Chief Medical Officer.

         Mr. Kiepert's employment agreement, as amended effective as of October 31, 2001, provides for his employment as Chairman, President and Chief Executive Officer through October 31, 2004. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The agreement provides for a salary of $300,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the board of directors' discretion. If the Company terminates Mr. Kiepert's agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to his base salary for twelve months following the time of the termination. If Mr. Kiepert terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to his base salary for twelve months following the time of the termination. If Mr. Kiepert's agreement is terminated under certain circumstances following a change of control, as that term is defined in the agreement, the Company is obligated to pay him a lump sum equal to two times the sum of his base salary as in effect at the time of the termination.

         Mr. Small's employment agreement, as amended effective as of October 31, 2001, provides for his employment as Chief Financial Officer and Senior Vice President and Treasurer through October 31, 2004. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a salary of $190,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the board of directors' discretion. If the Company terminates Mr. Small's employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to his base salary for twelve months following the time of the termination. If Mr. Small terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to his base salary for twelve months following the time of the termination. If Mr. Small's employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, the Company is obligated to pay him a lump sum equal to one and one-half times the sum of his base salary as in effect at the time of the termination.

         Dr. Nussbaum's employment agreement, entered into as of September 26, 2001, provides for his employment as Chief Medical Officer "at will" until terminated by either party. The employment agreement provides for a salary of $210,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the board of directors' discretion. On the date the employment agreement became effective, Point Massachusetts granted Dr. Nussbaum options to purchase 25,500 shares of Point Massachusetts' common stock at $16.00 per share. These options were assumed by the Company in connection with the merger and adjusted to be exercisable for 106,122 shares of Company common stock at an exercise price per share of $3.84. If the Company terminates Dr. Nussbaum's employment agreement for any reason other than for cause, as that term is defined in the employment agreement, he is entitled to his base salary for twelve months following the time of the termination.

         In 2001, the Company entered into new employment agreements with Mr. McGuire, Mr. Murphy and Mr. Sutcliffe, which superceded and terminated prior retention agreements entered into with each of them and the prior employment agreement between the Company and Mr. McGuire. Pursuant to the new employment agreements, Messrs. McGuire, Murphy and Sutcliffe agreed to continue to provide part-time services to the Company following the consummation of the asset sale to Whatman to assist with the transition of the Company's business. The term of employment under each of these new employment agreements commenced upon the consummation of the asset sale to Whatman and shall terminate upon the earlier of (i) 90 days after a merger or consolidation of the Company, (ii) a liquidation or dissolution of the Company, or (iii) 18 months. Upon the execution of these new employment agreements, the Company made lump sum payments to Messrs. McGuire, Murphy and Sutcliffe in the amounts of $225,000, $135,000 and $146,250, respectively, and agreed to pay them an aggregate salary of $75,000, $45,000 and $48,750, respectively, over the term of their employment. The amounts and the timing of these payments, which the Company agreed to make as an inducement to each of

Messrs. McGuire, Murphy and Sutcliffe to offer their part-time services to the Company following the consummation of the asset sale to Whatman and to forego their respective rights under their retention agreements, were negotiated by and between the management employees and Edward C. Wood, an outside consultant to the Company and advisor to the Board of Directors. Under the terms of the new employment agreements, all vested and unexercised options held by any of Messrs. McGuire, Murphy and Sutcliffe will terminate within 90 days following the termination of such person's employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Board members who served on the Compensation Committee during fiscal year 2001 were Mr. Barberich and Mr. Doheny. Neither Mr. Barberich nor Mr. Doheny were at any time during 2001, or formerly, an officer or employee of the Company or any subsidiary of the Company. Mr. Doheny does not have any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Barberich is President and Chief Executive Officer of Sepracor. Please see "Certain Relationships and Related Transactions" below for disclosure regarding Mr. Barberich's relationship with the Company.

         No executive officer of the Company in 2001 served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12:  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 15, 2002, certain information concerning beneficial ownership of stock of the Company (as determined under the rules of the SEC) by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) each of the Company's directors and nominees for director,
(iii) each of the executive officers named in the Summary Compensation Table [(in addition to the current executive officers of the Company) and (iv) all Directors and executive officers as a group.

         Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                                     Number of
                                                                                       Shares                   Percentage
                              Name                                               Beneficially Owned             of Class
                              ----                                               ------------------             --------
Donald R. Kiepert, Jr. (1)                                                             647,964                      6.9
Richard N. Small (2)                                                                   255,875                      2.7
Lawrence L. Nussbaum, M.D (3)                                                            8,323                        *
Barry Jones, Ph.D. (4)                                                                  49,940                        *
Federated Kaufmann Fund Inc.                                                         1,300,525                     14.0
William Bachovchin, Ph.D                                                             1,160,675                     12.5
Claflin Capital Management (5)                                                         800,150                      8.6
Barbara P. Wallner, Ph.D. (6)                                                          689,581                      7.4
Sepracor, Inc. (7)                                                                     670,033                      7.1
Graystone Venture Partners, LLC (8)                                                    623,902                      6.7
Gerd Petrik (9)                                                                        524,841                      5.6
Gambro, Inc.                                                                           516,534                      5.6
Timothy J. Barberich (10)                                                               37,008                        *
Thomas M. Claflin (11)                                                                 800,150                      8.6
Daniel T. Roble  (12)                                                                   15,606                        *
William J. Whelan, Jr. (13)                                                             26,010                        *
All directors and executive officers as a group (9 persons) (14)                     1,840,876                     19.1

-----------------

* Beneficial ownership does not exceed 1% of the outstanding common stock of the Company.

(1) Includes 83,233 shares issuable to Mr. Kiepert upon the exercise of options currently exercisable or exercisable within 60 days of March 15, 2002.

(2) Includes 93,637 shares issuable to Mr. Small upon the exercise of options currently exercisable or exercisable within 60 days of March 15, 2002.

(3) Consists solely of shares issuable to Dr. Nussbaum upon the exercise of options exercisable within 60 days of March 15, 2002.

(4) Consists solely of shares issuable to Dr. Jones upon the exercise of options currently exercisable or exercisable within 60 days of March 15, 2002.

(5) Consists of 306,357 shares of common stock held by the Claflin Capital VI Fund, 216,569 shares of common held by the Claflin Capital VII Fund, 207,309 shares of common stock held by the Black Diamond Fund, L.P., 41,949 shares issuable to the Claflin Capital VI Fund upon exercise of common stock warrants, and 27,966 shares issuable to the Claflin Capital VII Fund, upon exercise of common stock warrants.

(6) Includes 93,637 shares issuable to Dr. Wallner upon the exercise of options currently exercisable or exercisable within 60 days of March 15, 2002.

(7) Includes 236,700 shares issuable to Sepracor, Inc. upon exercise of common stock warrants.

(8) Consists of 553,986 shares of common stock held by Graystone Venture Direct Equity, L.P., which is managed by Graystone Venture Partners, LLC, and 69,916 shares issuable to the Graystone Venture Direct Equity, L.P., upon exercise of common stock warrants.

(9) Consists of 478,231 shares of common stock held by StoneLife Science Holdings, Ltd. and 46,610 shares issuable to StoneLife Science Holdings, Ltd. upon exercise of common stock warrants.

(10) Consists of 37,008 shares issuable to Mr. Barberich upon the exercise of options currently exercisable.

(11) Consists of 306,357 shares of common stock held by the Claflin Capital VI Fund, 216,569 shares of common held by the Claflin Capital VII Fund, 207,309 shares of common stock held by Black Diamond Fund, L.P., 41,949 shares issuable to the Claflin Capital VI Fund upon exercise of common stock warrants, and 27,966 shares issuable to the Claflin Capital VII Fund, upon exercise of common stock warrants. Mr. Claflin in his capacity of President and Chief Executive Officer of Claflin Capital Management has voting and investment power with respect to these shares but disclaims beneficial ownership with respect to these shares.

(12) Consists solely of shares issuable to Mr. Roble upon the exercise of options currently exercisable.

(13) Includes 15,606 shares issuable to Mr. Whalen upon the exercise of options currently exercisable or exercisable within 60 days of March 15, 2002.

(14) Includes 383,672 shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within 60 days of March 15, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sepracor

         The Company was organized in December 1993 as a subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares. As of March 15, 2002, Sepracor owned approximately 4.7% of the Company's issued and outstanding common stock (approximately 7.1% on a fully diluted basis). Mr. Barberich, one of the Company's directors, is President and Chief Executive Officer of Sepracor.

         In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. Sepracor, the Company's largest stockholder at the time, had guaranteed to repay amounts borrowed under the line of credit (all of which was repaid by the Company as of September 2000). In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 1,700,000 shares of common stock at a price of $0.69 per share. The warrants will expire in the year 2003 and have certain registration rights associated with them.

         On March 23, 1999, the Company completed a private placement financing with Sepracor in which the Company received $2 million in exchange for 1,333,334 shares of common stock and warrants to purchase an additional 667,000 shares of common stock at $1.50 per Share. The warrants will expire in the year 2004 and have certain registration rights associated with them. The Company may require Sepracor to exercise these warrants under certain circumstances as described in the warrant agreement.

Gambro Inc.

         On May 3, 1999, the Company completed a private placement financing with Gambro Inc. The stock subscription agreement, which the Company entered into with Gambro Inc. in connection with the Company's financing in May 1999, provided for an initial investment of $9 million in exchange for 4,500,000 shares of common stock. The stock subscription agreement also provided Gambro Inc. with an option to purchase additional shares of common stock for up to an aggregate purchase price of $3 million at any time between August 3, 1999 and May 3, 2000 with the price per share to be based upon the market price of the Company's common stock. In October 1999, Gambro Inc. exercised this option in full. In connection with the exercise of this option, Gambro Inc. purchased 498,355 shares of common stock at a price of $6.02 per share. The price and number of shares of common stock reflected the average price of the Company's common stock in the 30 days prior to the exercise date of October 5, 1999. On March 5, 2001, in connection with the Termination and Release Agreement entered into by Gambro and the Company and described below, Gambro returned and the Company cancelled 1,011,691 shares of the Company's common stock. As of March 15, 2002, Gambro owned approximately 5.6% of the Company's issued and outstanding common stock.

         The stockholders' agreement, which the Company entered into with Gambro Inc. in connection with the Company's financing in May 1999, provides that Gambro Inc. has the right, subject to certain terms and conditions, to have representation on the Company's Board of Directors of up to two directors and the Company's representative committees and contains, among other things, various registration rights and anti-dilution and standstill provisions. Subject to certain terms and conditions, the anti-dilution provisions prohibit the Company from selling or issuing common stock or securities convertible into common stock in any offering to a third party without offering Gambro Inc. the opportunity to purchase at the same price and terms that number of securities necessary for Gambro Inc. to maintain its beneficial ownership of the Company's outstanding common stock. Furthermore, in an offering or in certain other limited situations, the Company must provide Gambro Inc. with notice of the Company's intention to sell as well as a right to negotiate with the Company first for the purchase of the Company's securities. Gambro Inc. agrees to certain restrictions on its ability to sell the Company's common stock owned by it and its permitted transferees. Gambro Inc. also agrees to refrain from acquiring beneficial ownership of additional equity or debt securities of the Company, engaging in certain proxy solicitation activities, seeking to control the Company's management, policies or affairs and taking certain actions relating to business combinations and similar transactions without prior approval of the Company's Board of Directors. Gambro Inc. purchased 1,178,680 shares of common stock in the Company's March 2000 offering. Gambro Inc. agreed to waive its registration rights in connection with the registration statement filed by the Company in connection with that offering. In connection with the execution of the merger agreement among the Company, PT Acquisition Corp., and Point Massachusetts, Gambro Inc. agreed to waive its right to purchase shares of common stock in connection with the transactions contemplated by the merger agreement.

         In 1998, the Company completed a distribution and development agreement, which was amended in May 1999, with Gambro Inc. to act as the Company's exclusive distributor of the Company's r\LS System worldwide, except for sales to the American Red Cross. Furthermore, this agreement provided that Gambro Inc. may (upon mutual agreement by the Company and Gambro Inc.) distribute additional future products developed by the Company that filter blood and its components. Gambro Inc. markets and sells blood component apheresis equipment to the blood center market. The agreement with Gambro Inc. contemplated the development by the Company of an OEM filter for use with Gambro Inc.'s Trima(R) Automated Blood Collection System. The distribution agreement also provided that Gambro would pay the costs and expenses associated with the defense of intellectual property claims made against the Company and Gambro by Pall Corporation. The distribution agreement provided for a five year term that would have expired in June 2004, subject to automatic three year renewals unless the agreement was previously terminated.

         In November 2000, the Company was notified by Gambro Inc. of its purported termination of the distribution agreement. Gambro cited the American Red Cross's termination of its supply contract with the Company and the Company's limited sales, high cash burn rate and limited access to additional financing sources as the central rationale for its purported termination. On March 5, 2001, the Company and Gambro entered into a Termination and Release Agreement, pursuant to which (i) the Distribution Agreement was deemed terminated effective November 21, 2000, (ii) the parties mutually released each other from all further obligations and liabilities, except with respect to confidentiality and indemnities related to product liability and patent infringement, and (iii) Gambro returned 1,011,692 shares of common stock with a then fair market value of approximately $332,000 as consideration for the Company's inventory of products bearing Gambro's company name.

         Following consummation of the asset sale to Whatman, for so long as Gambro continued to beneficially own no less than 15% of the issued and outstanding shares of the Company's common stock, Gambro was entitled to proportionate representation on the Board of Directors, provided, that such proportionate representation shall in no event entitle Gambro to nominate less than one director (assuming the 15% threshold is met) nor entitle Gambro to nominate more than two directors. If at any time following the consummation of the asset sale to Whatman there was a vacancy with respect to one or both of the directors nominated by Gambro, Gambro was required, within five business days of such vacancy, to nominate or appoint one or two directors, as the case may be, to fill such vacancy or otherwise lose its nomination rights with respect to such director or directors, as the case may be. Following the asset sale to Whatman, Gambro did not nominate any directors to the Company's board of directors. As of March 15, 2002, Gambro owned approximately 5.6% of the Company's issued and outstanding common stock.

Certain Employment Agreements with Executive Officers

         In connection with the asset sale to Whatman in 2001, the Company entered into new employment agreements with Mr. McGuire, Mr. Murphy and Mr. Sutcliffe, which superceded and terminated prior retention agreements entered into with each of them and the prior employment agreement between the Company and Mr. McGuire. Pursuant to the new employment agreements, Messrs. McGuire, Murphy and Sutcliffe agreed to continue to provide part-time services to the Company following the consummation of the asset sale to Whatman to assist with the transition of the Company's business. These employment agreements are described under the heading "Executive Compensation - Employment Agreements."

Merger with Point Massachusetts

         On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into an Agreement and Plan of Merger with Point Massachusetts. On March 15, 2002, the Company's stockholders approved a 1-for-10 reverse split of the Company's common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the merger agreement previously entered into by both parties. The merger became effective on March 15, 2002, at which time, Point Massachusetts became a wholly-owned subsidiary of the Company. Point Massachusetts subsequently changed its name to "Point Therapeutics Massachusetts, Inc."

         As noted above, Mr. Barberich, a director of the Company, is a director, Chairman and Chief Executive Officer of Sepracor, which beneficially owned approximately 31.5% of the Company's common stock as of December 31, 2001. Mr. Barberich has served as a director of Point Massachusetts since March of 1999. As of December 31, 2001, Mr. Barberich beneficially owned approximately 1% of HMSR's outstanding common stock and less than 1% of Point Massachusetts' outstanding common stock. Mr. Barberich's interests were disclosed to and considered by the Company's and Point Massachusetts' boards of directors in connection with their consideration of the merger. Mr. Barberich abstained from voting on the merger and the merger agreement at the meetings of each company's board of directors because of these interests.

         Donald R. Kiepert, Jr., a director of the Company, is employed by the Company as its Chairman, President and Chief Executive Officer. Prior to the merger, Mr. Kiepert also served in the same positions and offices with Point Massachusetts. The Company's employment agreement with Mr. Kiepert, which was entered into by Point Massachusetts prior to the merger, is described under the heading "Executive Compensation - Employment Agreements."

         Daniel T. Roble, a director of the Company, is a partner of the law firm of Ropes & Gray. Ropes & Gray provided Point Massachusetts with legal services in the past and in connection with the merger and currently provides legal services to the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2002.


                                   POINT THERAPEUTICS, INC.


                                   By: /s/ Donald R. Kiepert, Jr.
                                       -----------------------------------------
                                           Donald R. Kiepert, Jr.
                                           President and Chief Executive Officer


                                   POINT THERAPEUTICS, INC.


                                   By: /s/ Richard N. Small
                                       -----------------------------------------
                                           Richard N. Small
                                           Chief Financial Officer and Treasurer