Form 10-Q
period 2002-03-31
POINT THERAPEUTICS INC
filed 2002-05-15
CIK 919745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-19410
                        -------------------------------
                            POINT THERAPEUTICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        04-3216862
     (State or Other Jurisdiction                          (I.R.S. Employer
   of Incorporation or Organization)                      Identification No.)

           75 KNEELAND STREET
          BOSTON, MASSACHUSETTS                                  02111
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (617) 636-0680

                        -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      [x]  Yes           [_]  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2002, there were 9,275,755 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

                    POINT THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

PART I.        FINANCIAL INFORMATION                                                             Page Number
      Item 1.  Financial Statements (unaudited)

               Consolidated Balance Sheets as of March 31, 2002 and
               December 31, 2001                                                                      3

               Consolidated Statements of Operations for the three-month periods
               ended March 31, 2002 and 2001 and for the period from inception                        4
               (September 3, 1996) through March 31, 2002

               Consolidated Statements of Cash Flows for the three-month periods
               ended March 31, 2002 and 2001 and for the period from inception                        5
               (September 3, 1996) through March 31, 2002

               Notes to Consolidated Financial Statements                                             6

      Item 2.  Management's Discussion and Analysis of Financial Condition and                        8
               Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            11

PART II.       OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                                             12

      Item 4.  Submission of Matters to a Vote of Security Holders                                   12

      Item 6.  Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                           13


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    POINT THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                         March 31,            December 31,
                                                                                           2002                   2001
                                                                                     ------------------     ------------------
ASSETS
Current assets:
         Cash and cash equivalents                                                   $      17,803,543      $       5,563,344
         Prepaid expenses and other current assets                                             261,108                  6,532
                                                                                     ------------------     ------------------

                  Total current assets                                                      18,064,651              5,569,876

Office and laboratory equipment, net                                                           171,300                 81,187
                                                                                     ------------------     ------------------

                  Total assets                                                       $      18,235,951      $       5,651,063
                                                                                     ==================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                            $         763,693      $         637,513
         Accrued professional fees                                                             250,000                 66,000
         Deferred merger consideration                                                               -                500,000
         Accrued severance                                                                     121,231                168,800
         Other accrued liabilities                                                              72,000                      -
                                                                                     ------------------     ------------------

                  Total current liabilities                                                  1,206,924              1,372,313

Patent liability, less current portion                                                          60,634                 60,634


Stockholders' equity:
         Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares
         issued or outstanding as of March 31, 2002 and December 31, 2001                            -                      -
         Common stock, $0.01 par value, 35,000,000 shares authorized,
         9,376,924 shares issued and 9,275,755 shares outstanding at
         March 31, 2002 and 7,386,565 shares issued and outstanding at
         December 31, 2001                                                                      93,769                 73,866
         Additional paid-in capital                                                         28,126,486             13,475,255
         Treasury stock, 101,169 and no shares at cost, as of March 31, 2002 and
         December 31, 2001, respectively                                                      (331,936)                     -
         Deficit accumulated during the development stage                                  (10,919,926)            (9,331,005)
                                                                                     -------------------     ------------------

                  Total stockholders' equity                                                16,968,393              4,218,116
                                                                                     ------------------     ------------------

                  Total liabilities and stockholders' equity                         $      18,235,951      $       5,651,063
                                                                                     ==================     ==================


                             See accompanying notes

                    POINT THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                          Period from
                                                                                                           inception
                                                                                                         (September 3,
                                                                            Three-months ended            1996) through
                                                                                 March 31,                   March 31,
                                                                    ----------------------------------    --------------
                                                                         2002               2001              2002
                                                                    ---------------    ---------------    --------------
REVENUES
  License revenue                                                   $            -     $           -      $   5,000,000
  Sponsored research revenue                                                     -                 -          2,400,000
                                                                    ---------------    --------------    --------------
              Total revenues                                                     -                 -          7,400,000

OPERATING EXPENSES
  Research and development                                                 923,671           766,090         13,127,024
  General and administrative                                               695,073           456,470          5,864,694
                                                                    ---------------    ---------------    --------------

               Total costs and expenses                                  1,618,744         1,222,560         18,991,718
                                                                    ---------------    ---------------    --------------

Net loss from operations
                                                                        (1,618,744)       (1,222,560)       (11,591,718)

Interest income                                                             29,823            55,176            754,444
Interest expense                                                                 -                 -            (82,652)
                                                                    ---------------    ---------------    --------------
Net loss                                                            $   (1,588,921)    $  (1,167,384)     $ (10,919,926)
                                                                    ===============    ===============    ==============

Basic and diluted net loss per common share                         $        (0.21)    $       (0.20)
                                                                    ===============    ===============

Weighted average common shares for basic and diluted net loss
computation                                                              7,743,413         5,981,999
                                                                    ===============    ===============



                             See accompanying notes

                    POINT THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         Period from
                                                                                                          inception
                                                                                                        (September 3,
                                                                              Three-months ended        1996) through
                                                                                  March 31,               March 31,
                                                                      ------------------------------------------------
                                                                          2002               2001            2002
                                                                      --------------     ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $  (1,588,921)     $(1,167,384)    $(10,919,926)
Adjustments to reconcile net loss to net cash used:
    Depreciation                                                              8,609            5,635           91,494
    Issuance of compensatory stock options                                    3,913            6,309          144,119
    Common stock issued under license agreement                                   -                -          910,677
    Patent costs                                                                  -                -           75,557
    Accrued interest on convertible notes                                         -                -           82,652
Changes in assets and liabilities:
    Prepaid expenses and other                                             (254,576)           4,537         (280,385)
    Accounts payable and accrued liabilities                                334,611          425,973        1,204,480
                                                                      --------------     ------------   --------------
      Net cash used in operating activities                              (1,496,364)        (724,930)      (8,691,332)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office and laboratory equipment                               (98,722)          (3,926)        (262,794)
                                                                      --------------     ------------   --------------
      Net cash used in investing activities                                 (98,722)          (3,926)        (262,794)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from merger between Point and HMSR Inc.                       13,835,285                -       14,335,285
  Proceeds from issuance of common stock, net of costs                            -                -       10,541,959
  Proceeds from issuance of convertible note                                      -                -        1,892,904
  Principal payments of patent liability                                          -                -          (12,479)
                                                                      --------------     ------------   --------------
      Net cash provided by financing activities                          13,835,285                -       26,757,669
                                                                      --------------     ------------   --------------

Net increase (decrease) in cash and cash equivalents                     12,240,199         (728,856)      17,803,543

Cash and cash equivalents, beginning of period                            5,563,344        4,477,954                -
                                                                      --------------     ------------   --------------

Cash and cash equivalents, end of period                              $  17,803,543      $ 3,749,098    $  17,803,543
                                                                      ==============     ============   ==============


                             See accompanying notes

                    POINT THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     Nature of the Business
       ----------------------

       Point Therapeutics, Inc. (formerly known as HMSR Inc.) (the "Company") is developing small molecule drugs for the treatment of certain hematopoietic disorders and for the treatment of cancer. PT-100, the Company's lead product candidate, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called neutrophil) and anemia (an abnormally low level of red blood cells). PT-100 is currently being tested in a Phase I/II clinical study in which cancer patients undergoing chemotherapy are given PT-100 as an adjunct therapy for the treatment of neutropenia.

       The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 29, 2001 the Company sold substantially all of its assets and liabilities with the exception of cash, marketable securities and certain corporate assets and liabilities and changed its name to HMSR Inc.

2.     Merger between Point Massachusetts and HMSR Inc.
       -------------------------------------------------

       On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger with Point Therapeutics, Inc., a privately held Massachusetts corporation ("Point Massachusetts"). At that time, HMSR Inc. paid Point Massachusetts a $500,000 lock-up fee which was recorded as deferred merger consideration. The lock-up fee was included when calculating the final stock conversion ratio between Point Massachusetts and HMSR Inc.

       On March 15, 2002, the Company's stockholders approved a 1-for-10 reverse split of the Company's common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to the Company's common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of the Company's common stock. This ratio also took into account the $500,000 HMSR Inc. lock-up fee paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

       As a result of the merger, the Company acquired all of the outstanding shares of Point Massachusetts capital stock. For accounting purposes, the acquisition has been treated as the acquisition of HMSR Inc. by Point Massachusetts with Point Massachusetts as the acquiror. The historical financial statements of the Company presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts' capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger with HMSR Inc. had occurred at the beginning of the periods presented, the effect of the inclusion of HMSR Inc. operating results on the financial statements presented would not be material.

3.     Significant Accounting Policies
       -------------------------------

       Unaudited Interim Financial Statements
       --------------------------------------

       The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the Company's audited financial statements and footnote disclosure for the year ended December 31, 2001 which will be contained in a Form 8-K to be filed on or about May 25, 2002, the Company's Annual Report on Form 10K which was filed with the SEC on April 1, 2002 and the Company's Form S-4 which was filed with the SEC on February 11, 2002. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

       Use of Estimates
       ----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Net Loss Per Share
       ------------------

       Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings per Share", for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three-months ended March 31, 2002 and 2001. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

4.     New Accounting Standards
       ------------------------

       In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that rateable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 has no impact on the Company's financial statements.

       In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 will have no impact on the Company's financial statements.

       In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year, and early adoption is permitted. The adoption of SFAS 144 has no impact on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as "believe," "expect," "may," "will," "should," "seeks," "plans," "schedule to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, the ability of the Company to (i) successfully develop products, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before its competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.

Overview

Point Therapeutics, Inc. (the "Company" or "Point") is developing small molecule drugs for the treatment of certain hematopoietic disorders and for the treatment of cancer. PT-100, Point's lead product candidate, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) and anemia (an abnormally low level of red blood cells).

Since its inception in 1996, Point has devoted its efforts towards research and development of its licensed technology. To date, Point has generated no revenues from product sales and has depended upon equity financings, interest payments on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue its intended business activities. The Company has a net accumulated deficit of $10,900,000 through March 31, 2002. The accumulated deficit has resulted principally from Point's efforts to develop drug candidates and the associated administrative costs required to support these efforts. Point expects to incur significant additional operating losses over the next several years due to its ongoing developmental and clinical efforts. Point's potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical compound, PT-100, and to license and develop new compounds.

The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 29, 2001 the Company sold substantially all of its assets and liabilities with the exception of cash, marketable securities and certain corporate assets and liabilities and changed its name to HMSR Inc.

On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger with Point Therapeutics, Inc., a privately held Massachusetts corporation ("Point Massachusetts"). At that time, HMSR Inc. paid Point Massachusetts a $500,000 lock-up fee which was recorded as deferred merger consideration. The lock-up fee was included when calculating the final stock conversion ratio between Point Massachusetts and HMSR Inc.

On March 15, 2002, the Company's stockholders approved a 1-for-10 reverse split of the Company's common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to the Company's common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of the Company's common stock. This ratio also took into account the $500,000 HMSR Inc. lock-up fee paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

As a result of the merger, the Company acquired all of the outstanding shares of Point Massachusetts capital stock. For accounting purposes, the acquisition has been treated as the acquisition of HMSR Inc. by Point Massachusetts with Point Massachusetts as the acquiror. The historical financial statements of the Company presented prior to March 15, 2002 will be those of Point Massachusetts. Point Massachusetts capital structure has been restated to reflect all stock issuances as if the merger had taken place in all periods presented. In addition, if the merger had occurred at the beginning of the periods presented, the effect on the financial statements presented would not be material.

Results of Operations

Quarters Ended March 31, 2002 and March 31, 2001

Revenues

Point generated no revenue during the quarter ended March 31, 2002 and the quarter ended March 31, 2001.

Operating Expenses

Research and development expenses increased 20.6% to $924,000 for the three-month period ended March 31, 2002 from $766,000 for the three-month period ended March 31, 2001. The increase was primarily due to costs associated with the clinical development of Point's lead product candidate, PT-100 offset in part by lower patent costs.

General and administrative expenses increased 52.3% to $695,000 for the three-month period ended March 31, 2001 from $456,000 for the three-month period ended March 31, 2001. The increase was primarily due to the increased internal support and external costs associated with the recently completed merger between Point and HMSR Inc.

Interest Income, Net

Interest income, net for the three-month period ended March 31, 2002 was $30,000 compared to $55,000 for the same period in 2001, a decrease of $25,000 or 45.9%. The decrease in interest income for the three-month period resulted primarily from lower interest rates in 2002 as compared to the same period in 2001.

Net Loss

As a result of the foregoing, Point incurred a net loss of $1,589,000 or $0.21 per share for the three-month period ended March 31, 2002 compared to a net loss of $1,167,000 or $0.20 per share for the three-month period ended March 31, 2001.

Liquidity and Capital Resources

Point has financed its operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since Point's inception in September 1996, the Company has raised approximately $12,500,000, net of costs of raising capital, in private equity financings and $7,400,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, Point received $14,335,000 as a result of the recently completed merger between Point and HMSR Inc. Point has also received $754,000 from interest earned in invested cash balances.

At March 31, 2002, Point's cash and cash equivalents totaled $17,804,000, an increase of $12,240,000 as compared to December 31, 2001. The increase was primarily due to proceeds totaling $13,835,000 received as a result of the recently completed merger between Point and HMSR Inc. Offsetting the inflow of cash was $1,496,000 used in operations for the three-month period ended March 31, 2002, primarily to fund the clinical program for PT-100 and other research and development initiatives as well as to fund costs incurred in connection with the merger with HMSR Inc. Point also increased its investment in office and laboratory equipment by $99,000 to $263,000 at March 31, 2002 from $164,000 at December 31, 2001. The increase resulted entirely from purchases of laboratory equipment. The Company currently plans to spend approximately $150,000 - $200,000 during the remainder of 2002 on office and laboratory equipment.

Since inception, Point has incurred $13,100,000 on research and development activities. Almost all of Point's research and development efforts has been focused on the pre-clinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of cancer. Point has no other material research and development programs and thus the $13,100,000 disclosed for research and development in Point's financial statements has primarily been directed towards developing PT-100. PT-100 is currently in early-stage clinical trials for its first indication, to treat neutropenia. Point cannot predict whether the results of further testing will be successful or will result in FDA approval. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, Point is not able to estimate at this time when PT-100 may commercially available for any application, if it all, nor the costs associated with completing the clinical trial process.

Point's expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. Point's funding requirements are expected to increase over the next several years as Point continues with the clinical development of PT-100 and initiates human clinical trials for additional clinical indications for PT-100 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of Point's clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Point's actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of Point's research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that rateable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 has no impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 will have no impact on the Company's financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year, and early adoption is permitted. The adoption of SFAS 144 has no impact on the Company's financial statements.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's proceeds from private placements and the merger have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. The Company's current policies do not use interest rate derivative instruments to manage exposure to interest rate changes. Because of the short-term maturities of the Company's investments, it does not believe that a decrease in market rates would have a significant negative impact on the value of its investment portfolio. Declines in interest rates will, however, reduce the Company's interest income while increases in interest rates will increase the Company's interest income.

PART II - OTHER INFORMATION

Item 2.  CHANGE IN SECURITES AND USE OF PROCEEDS

     On March 15, 2002, as required by the Agreement and Plan of Merger, dated as of November 15, 2001, all outstanding options and warrants to purchase shares of Point Massachusetts common stock were assumed by the Company and may be exercised only for shares of the Company's common stock on the same terms and conditions as were in effect prior to the effective time of the merger. Each holder of a Point Massachusetts warrant has consented to the form and substance of the warrants to be issued by Point for each warrant of Point Massachusetts assumed by Point. The number of shares of the Company's common stock subject to each stock option and warrant assumed by the Company is the number of whole shares of the Company's common stock (omitting any fractional share) determined by multiplying the number of shares of Point Massachusetts common stock subject to each such stock option or warrant immediately prior to the effective time of the merger by the exchange ratio of 4.16168. The per share exercise price of each stock option and warrant assumed by the Company was adjusted by dividing the per share exercise price by the exchange ratio of 4.16168 and rounding up to the nearest cent.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of its stockholders on March 15, 2002. At such meeting, the following action was voted upon with the accompanying results:

                                              Number of       Number of
                                              Votes FOR     Votes Against
                                              ---------     -------------

Amendment to the Company's Certificate of     16,414,594      2,477,303
Incorporation to effect a 1-for-10 reverse split of the Company's common stock and to change the Company's name to Point
Therapeutics, Inc.



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               Exhibit
               Number   Description
               -------  -----------

               10.01 Amended Employment Agreement, dated October 31, 2001, between the Company and Donald R. Kiepert, Jr.

               10.02 Amended Employment Agreement, dated October 31, 2001, between the Company and Richard N. Small.

               10.03 Employment Agreement, dated September 26, 2001, between the Company and Dr. Lawrence Nussbaum.

              *10.04 Amended and Restated License Agreement between the Company and Tufts University.

               10.05    Form of Warrant for the Company.

               10.06    Form of Stock Option Plan of Point Massachusetts Inc.

               10.07 Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.

             * Confidential treatment has been requested as to certain portions of this agreement.

           (b) Report on Form 8-K
               ------------------

               On March 28, 2002, Point filed a Current Report on Form 8-K to report the Merger of the Company with Point Massachusetts and PT Acquisition (a wholly owned subsidiary of the Company) on March 15, 2002 and to announce an approval of an amendment of its Certificate of Incorporation to effect a 1-for-10 reverse split of the Company's common stock and to change the Company's name from HMSR Inc. to Point Therapeutics, Inc. Items 1, 2 and 7 were reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POINT THERAPEUTICS, INC.


Date:    May 15, 2002                     By:      /s/ Donald R. Kiepert, Jr.
         ------------                              --------------------------
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:    May 15, 2002                     By:      /s/ Richard N. Small
         ------------                              --------------------
                                                   Senior Vice President,
                                                   Chief Financial Officer