Form 10-Q
period 2002-09-30
POINT THERAPEUTICS INC
filed 2002-11-14
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19410

POINT THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3216862 (I.R.S. Employer Identification No.)

125 SUMMER STREET BOSTON, MASSACHUSETTS (Address of Principal Executive Offices)	02110 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(617) 933-2130

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes        ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2002, there were 9,275,755 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
INDEX

			Page Number
PART 1	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

		Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2002 and 2001 and for the Period From Inception (September 3, 1996) Through September 30, 2002	4

		Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2002 and 2001 and for the Period From Inception (September 3, 1996) Through September 30, 2002	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES			16

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$14,142,569	$5,563,344
Prepaid expenses and other current assets	291,430	6,532

Total current assets	14,433,999	5,569,876

Office and laboratory equipment, net	291,387	81,187

Total assets	$14,725,386	$5,651,063

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,433,897	$637,513
Accrued professional fees	81,078	66,000
Deferred merger consideration	—	500,000
Accrued severance	41,231	168,800
Other accrued liabilities	13,892	—

Total current liabilities	1,570,098	1,372,313

Patent liability, less current portion	57,055	60,634

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value, 35,000,000 shares authorized, 9,376,924 shares issued and 9,275,755 shares outstanding at September 30, 2002 and 7,386,565 shares issued and outstanding at December 31, 2001	93,769	73,866
Additional paid-in capital	28,135,182	13,475,255
Treasury stock, 101,169 and no shares at cost, as of September 30, 2002 and December 31, 2001, respectively	(331,936)	—
Deficit accumulated during the development stage	(14,798,782)	(9,331,005)

Total stockholders’ equity	13,098,233	4,218,116

Total liabilities and stockholders’ equity	$14,725,386	$5,651,063

See accompanying notes

POINT THERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-months ended September 30,		Nine-months ended September 30,		Period from September 3, 1996 (date of inception) through September 30,
	2002	2001	2002	2001	2002
Revenues
License revenue	$—	$—	$—	$—	$5,000,000
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	—	—	7,400,000

Operating expenses
Research and development	1,506,621	733,149	3,654,465	2,562,056	15,786,375
General and administrative	759,787	340,893	1,957,671	1,208,303	7,198,735

Total operating expenses	2,266,408	1,074,042	5,612,136	3,770,359	22,985,110

Net loss from operations	(2,266,408)	(1,074,042)	(5,612,136)	(3,770,359)	(15,585,110)

Interest income, net
Interest income	49,845	58,245	144,359	191,267	868,980
Interest expense	—	—	—	—	(82,652)

Total interest income, net	49,845	58,245	144,359	191,267	786,328

Net loss	$(2,216,563)	$(1,015,797)	$(5,467,777)	$(3,579,092)	$(14,798,782)

Basic and diluted net loss per common share	$(0.24)	$(0.14)	$(0.62)	$(0.52)

Weighted average common shares for basic and diluted net loss computation	9,275,755	7,386,565	8,770,587	6,893,223

See accompanying notes

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-months ended September 30,		Period from inception (September 3, 1996) through September 30,
	2002	2001	2002
Cash flows from operating activities
Net loss	$(5,467,777)	$(3,579,092)	$(14,798,782)
Adjustments to reconcile net loss to net cash used:
Depreciation	38,518	21,540	121,403
Issuance of compensatory stock options	12,609	17,645	152,815
Common stock issued under license agreement	—	—	910,677
Patent costs	—	—	75,557
Accrued interest on convertible notes	—	—	82,652
Changes in assets and liabilities:
Prepaid expenses and other	(284,898)	(5,381)	(310,707)
Accounts payable and accrued liabilities	697,785	258,772	1,567,654

Net cash used in operating activities	(5,003,763)	(3,286,516)	(12,198,731)

Cash flows from investing activities
Purchase of office and laboratory equipment	(248,718)	(37,862)	(412,790)

Net cash used in investing activities	(248,718)	(37,862)	(412,790)

Cash flows from financing activities
Proceeds from merger between Point and HMSR Inc.	13,835,285	—	14,335,285
Proceeds from issuance of common stock, net of costs	—	5,375,000	10,541,959
Proceeds from issuance of convertible note	—	—	1,892,904
Principal payments of patent liability	(3,579)	(3,579)	(16,058)

Net cash provided by financing activities	13,831,706	5,371,421	26,754,090

Net increase in cash and cash equivalents	8,579,225	2,047,043	14,142,569
Cash and cash equivalents, beginning of period	5,563,344	4,477,954	—

Cash and cash equivalents, end of period	$14,142,569	$6,524,997	$14,142,569

See accompanying notes

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of the Business

Point Therapeutics, Inc. (formerly known as HMSR Inc.) (the “Company”) is developing small molecule drugs for the treatment of certain hematopoietic disorders and a variety of cancerous tumors. The Company’s lead product candidate, PT-100, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) and anemia (an abnormally low level of red blood cells). PT-100 is currently being tested in a Phase I/II clinical study in which cancer patients undergoing chemotherapy are given PT-100 as an adjunct therapy for the treatment of neutropenia.

The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 29, 2001, the Company sold substantially all of its assets and liabilities with the exception of cash, marketable securities and certain corporate assets and liabilities and changed its name to HMSR Inc. (“HMSR”).

2.	Merger between Point Massachusetts and HMSR Inc.

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (“Merger Agreement”) with Point Therapeutics, Inc., a privately-held Massachusetts corporation (“Point Massachusetts”). At that time, HMSR paid Point Massachusetts a $500,000 lock-up fee. The lock-up fee was included when determining the final stock conversion ratio between Point Massachusetts and HMSR, as described below.

On March 15, 2002, HMSR stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to HMSR’s common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of the HMSR’s common stock. This ratio also took into account the $500,000 HMSR deposit paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

As a result of the merger, HMSR acquired all of the outstanding shares of Point Massachusetts capital stock. For accounting purposes, the acquisition has been treated as the acquisition of HMSR by Point Massachusetts with Point Massachusetts as the acquiror. The historical financial statements of the Company presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts’ capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger with HMSR had occurred at the beginning of the periods presented, the effect of the inclusion of HMSR’s operating results on the financial statements presented would not be material.

3.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point Therapeutics Massachusetts, Inc. for the year ended December 31, 2001, contained in a Form 8-K filed with the Securities and Exchange Commission on May 25, 2002. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2002 and 2001. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

4.
New Accounting Standards – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that rateable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company accounted for the merger on March 15, 2002 as prescribed by SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 will have no impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company’s 2002 fiscal year, and early adoption is permitted. The adoption of SFAS 144 has no impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 has no impact on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, the ability of the Company to (i) successfully develop products, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before its competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002 and from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

Overview

Operations—Point Therapeutics, Inc. (the “Company”) is developing small molecule drugs for the treatment of certain hematopoietic disorders and a variety of cancerous tumors. The Company’s lead product candidate, PT-100, has the potential to treat a number of different hematopoietic disorders, such as neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) and anemia (an abnormally low level of red blood cells). PT-100 is currently being evaluated in a Phase I/II clinical study where cancer patients undergoing chemotherapy are treated with PT-100 as an adjunct therapy for the treatment of neutropenia. The Company is also developing PT-100 as a potential therapy to inhibit the growth of certain cancerous tumors. This program is currently in late-stage preclinical development.

To date, the Company has generated no revenues from product sales and has depended upon equity financings, interest payments on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue its intended business activities. The Company has a net accumulated deficit of $14,799,000 through September 30, 2002. The accumulated deficit has resulted principally from the Company’s efforts to develop drug candidates and the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing developmental and clinical efforts. The Company’s potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical product candidate, PT-100, and to license and develop new pharmaceutical compounds.

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

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (“Merger Agreement”) with Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”). At that time, HMSR paid Point Massachusetts a $500,000 lock-up fee. The lock-up fee was included when determining the final stock conversion ratio between Point Massachusetts and HMSR, as described below.

On March 15, 2002, HMSR stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to HMSR’s common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of the HMSR’s common stock. This ratio also took into account the $500,000 HMSR deposit paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

As a result of the merger, HMSR acquired all of the outstanding shares of Point Massachusetts capital stock. For accounting purposes, the acquisition has been treated as the acquisition of HMSR by Point Massachusetts with Point Massachusetts as the acquiror. The historical financial statements of the Company presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts’ capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger with HMSR had occurred at the beginning of the periods presented, the effect of the inclusion of HMSR’s operating results on the financial statements presented would not be material.

Results of Operations

Three-months Ended September 30, 2002 and September 30, 2001

Revenues

The Company generated no revenues during the quarters ended September 30, 2002 and September 30, 2001.

Operating expenses

Research and development expenses increased 105.6% to $1,507,000 for the three-month period ended September 30, 2002 from $733,000 for the three-month period ended September 30, 2001. The increase was primarily due to costs associated with the ongoing PT-100 clinical program and preclinical research and development efforts in the Company’s hematopoietic and anti-tumor programs.

Since inception, the Company has incurred $15,786,000 in expenses on research and development activities. Almost all of the Company’s research and development efforts have been focused on the pre-clinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of cancer. The Company has no other material research and development programs and thus the $15,786,000 disclosed for research and development in the Company’s financial statements has primarily been directed towards developing PT-100. PT-100 is currently in early-stage clinical trials for its first indication, to treat neutropenia, and in late stage preclinical development to study PT-100’s ability to inhibit the growth of certain cancerous tumors. The Company cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, the Company is not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

General and administrative expenses increased 122.9% to $760,000 for the three-month period ended September 30, 2002 from $341,000 for the three-month period ended September 30, 2001. The increase was primarily due to an increase in needed internal support and external costs associated with the Company becoming a public entity as a result of the recently completed merger between Point Massachusetts and HMSR and the hiring of a consulting group to assist the Company in developing an optimal commercialization strategy for PT-100.

Interest income, net

Interest income, net for the three-month period ended September 30, 2002 was $50,000 compared to $58,000 for the same period in 2001, a decrease of $8,000 or 13.8%. The decrease in interest income for the three-month period resulted from lower interest rates earned on the invested cash balance in 2002 as compared to the same period in 2001, offset in part by a higher invested cash balance compared to the same period in 2001.

Net loss

As a result of the foregoing, the Company incurred a net loss of $2,217,000, or $0.24 per share, for the three-month period ended September 30, 2002 compared to a net loss of $1,016,000, or $0.14 per share, for the three-month period ended September 30, 2001.

Nine-months Ended September 30, 2002 and September 30, 2001

Revenues

The Company generated no revenues during the nine-month periods ended September 30, 2002 and September 30, 2001.

Operating expenses

Research and development expenses increased 42.6% to $3,654,000 for the nine-month period ended September 30, 2002 from $2,562,000 for the nine-month period ended September 30, 2001. The increase was primarily due to costs associated with the ongoing PT-100 clinical program and preclinical research and development efforts in the Company’s hematopoietic and anti-tumor programs.

General and administrative expenses increased 62.1% to $1,958,000 for the nine-month period ended September 30, 2002 from $1,208,000 for the nine-month period ended September 30, 2001. The increase was primarily due to professional fees incurred in consummating the merger between Point Massachusetts and HMSR, the increase in needed internal support and external expenses associated with the Company becoming a public entity, the hiring of a consulting group to assist the Company in developing an optimal commercialization strategy for PT-100, and expenses related to moving the Company’s administrative offices earlier this year.

Interest income, net

Interest income, net for the nine-month period ended September 30, 2002 was $144,000 compared to $191,000 for the same period in 2001, a decrease of $47,000 or 24.6%. The decrease in interest income for the nine-month period resulted from lower interest rates earned on the invested cash balance in 2002 as compared to the same period in 2001, offset in part by a higher invested cash balance as compared to the same period in 2001.

Net loss

As a result of the foregoing, the Company incurred a net loss of $5,468,000, or $0.62 per share, for the nine-month period ended September 30, 2002 compared to a net loss of $3,579,000, or $0.52 per share, for the nine-month period ended September 30, 2001.

Liquidity and Capital Resources

The Company has financed its operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since the Company’s inception in September 1996, the Company has raised approximately $12,500,000, net of costs of raising capital, in private equity financings and $7,400,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, the Company received $14,335,000 as a result of the recently completed merger between Point Massachusetts and HMSR, including a $500,000 lock-up fee received upon the signing of the Merger Agreement. The Company has also received $869,000 from interest earned in invested cash balances.

At September 30, 2002, the Company’s cash and cash equivalents increased $8,579,000 as compared to December 31, 2001. The increase was primarily due to proceeds totaling $13,835,000 received as a result of the recently completed merger between Point Massachusetts and HMSR. Offsetting the inflow of cash was $5,004,000 used in operations for the nine-month period ended September 30, 2002, primarily to fund the clinical program for PT-100 and other research and development initiatives as well as to fund costs incurred in connection with the merger with HMSR. The Company also increased its investment in office and laboratory equipment by $249,000 from December 31, 2001 to $413,000 at September 30, 2002. The increase resulted from purchases of laboratory equipment, computers and other capital equipment. The Company currently plans to spend approximately $25,000 during the remainder of 2002 on office and laboratory equipment.

At September 30, 2002, the Company had $14,143,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources and interest to be received should enable it to maintain current and planned operations through 2003.

The Company’s expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The Company’s funding requirements are expected to increase over the next several years as the Company continues with the clinical development of PT-100 and initiates human clinical trials for additional clinical indications for PT-100 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of the Company’s clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. The Company’s actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

New	Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that rateable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that certain intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company accounted for the merger on March 15, 2002 as prescribed by SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 will have no impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company’s 2002 fiscal year, and early adoption is permitted. The adoption of SFAS 144 has no impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 has no impact on the Company’s financial statements.

Item 3.     QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s proceeds from private placements and the merger have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. The Company’s current policies do not use interest rate derivative instruments to manage exposure to interest rate changes. Because of the short-term maturities of the Company’s investments, it does not believe that a decrease in market rates would have a significant negative impact on the value of its investment portfolio. Declines in interest rates will, however, reduce the Company’s interest income while increases in interest rates will increase the Company’s interest income.

Item 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company remains involved in litigation with Pall Corporation ("Pall") in connection with HMSR's r\LS filter, which is no longer made or sold by the Company (the "Pall Litigation"). On September 3, 2002, Pall served an Amended Consolidated Complaint in the United States District Court for the District of Colorado alleging, among other things, that HMSR's r\LS filters infringed certain claims of Pall's U.S. Patent Numbers 5,863,436 (the "'436 Patent") and 6,086,770 (the "'770 Patent"). Pall also alleged claims of tortious interference and unfair competition against the Company. Pall also made additional allegations of patent infringement against Whatman HemaSure, Inc. (purchaser of substantially all of HMSR's business and operations; hereinafter "Whatman"), Whatman plc (the ultimate parent company of Whatman), Whatman International (a related company to Whatman and Whatman plc), and Filtertek, Inc. (a subcontract manufacturer to HMSR).

On October 16, 2002, the Company responded to Pall's Amended Consolidated Complaint denying Pall's allegations and submitted a counterclaim alleging that Pall's '436 and '770 Patents are invalid, not infringed and unenforceable. On November 5, 2002, Pall denied the allegations of noninfringement, invalidity and unenforceability. The litigation is proceeding.

The Company believes, based upon its review of these matters, that a properly informed court should conclude that the manufacture, use and/or sale by HMSR or its customers of the r\LS System did not infringe any valid enforceable claim of the '436 and '770 Patents. However, there can be no assurance that the Company will prevail in the Pall Litigation. Pursuant to an agreement between the Company and Whatman, Whatman assumed any and all obligations and liabilities of the Company relating to the Pall Litigation. However, any damages and certain settlement amounts incurred by Whatman in connection with the Pall Litigation may be offset by Whatman against any royalties owed by Whatman to the Company under the terms of a certain royalty agreement between Whatman and the Company, and thus may reduce the amount of royalties that the Company may collect under the terms of that royalty agreement.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on July 9, 2002. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative (“withheld”) votes set forth below each matter.

1. To consider and act upon a proposal to elect five directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld
Donald R. Kiepert, Jr.	7,454,233	7,550
Timothy J. Barberich	7,454,233	7,550
Thomas M. Claflin, II	7,454,233	7,550
Daniel T. Roble	7,454,233	7,550
William J. Whelan, Jr.	7,454,233	7,550

2. To consider and act upon a proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for the year ending December 31, 2002:

For	Against	Abstain
7,460,283	2,950	550

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: November 14, 2002	By:	/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr. Chief Executive Officer

Date: November 14, 2002	By:	/s/ RICHARD N. SMALL Richard N. Small Chief Financial Officer