Form 10-K
period 2002-12-31
POINT THERAPEUTICS INC
filed 2003-03-31
CIK 919745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission file number 0-19410

POINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3216862
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
125 Summer Street	02110
Boston, Massachusetts	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(617) 933-2130

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $10,554,000.

The number of shares outstanding of the Registrant’s common stock as of March 21, 2003 was approximately 9,276,000.

Documents incorporated by reference: Portions of the Registrant’s definite Proxy Statement with the Securities and Exchange Commission relative to the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

POINT THERAPEUTICS, INC.

TABL E OF CONTENTS

Form 10-K

PART I

PART II

PART III

PART IV

PART I

Item 1.    Business

Overview

Point Therapeutics, Inc. (“Point” or the “Company” or “we”) is developing small molecule drugs for the treatment of certain hematopoietic disorders and for a variety of cancerous tumors. PT-100, Point’s lead product candidate, has the potential to treat a number of different hematopoietic disorders as well as certain cancerous tumors.

Point’s principal executive office is located at 125 Summer Street, Boston, Massachusetts, and the telephone number is (617) 933-2130. The shares of Point’s common stock, par value $.01 per share (the “Common Stock”), trade on the OTC Bulletin Board under the symbol “POTP”.

The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 28, 2001, the Company sold substantially all of its non-cash assets to Whatman Biosciences, Inc. a Massachusetts corporation and a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology. The Company changed its name from Hemasure, Inc. to HMSR Inc. upon the sale to Whatman. From May 2001 until the merger on March 15, 2002 (described below) with Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), the Company’s operations consisted primarily of investigating various strategic business combinations.

On November 15, 2001, HMSR Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Point Massachusetts. On March 15, 2002, the Company’s stockholders approved a 1-for-10 reverse split of the Company’s common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became a wholly-owned subsidiary of the Company and changed its name to “Point Therapeutics Massachusetts, Inc.”

For additional information regarding the terms of the merger, refer to the Company’s Form S-4, which was filed with the Securities and Exchange Commission on February 11, 2002.

Business of the Company After the Merger

The Company’s business operations after the merger consist solely of the business previously conducted by Point Massachusetts. Point is developing small molecule drugs for the treatment of certain hematopoietic disorders and a variety of cancerous tumors. Point believes that PT-100 potentially has the ability to treat hematopoietic disorders involving abnormally low levels of blood cells.

Hematopoietic disorders are medical conditions characterized by an abnormally high or low level of mature blood cells. The different types of mature blood cells include neutrophils, red blood cells, T and B cells (types of white blood cells) and platelets, each of which plays an important role in the body. For example, neutrophils are the body’s first defense against infection. A person with an abnormally low level of neutrophils, or neutropenia, is at an increased risk of developing an infection.

Various diseases and disease treatments can suppress the body’s production of blood cells, causing hematopoietic disorders. For example, chemotherapy, which is one treatment option for individuals with cancer, targets cell types that grow rapidly, such as tumor cells, and destroys them. However, as an unwanted side effect of chemotherapy, neutrophils and other types of blood cells whose levels are maintained by rapid cell growth may also be damaged or destroyed. This can cause the cancer patient receiving chemotherapy to develop neutropenia, anemia and other hematopoietic disorders. Suppression of blood cell production and destruction of mature blood cells are also thought to arise in other diseases such as AIDS.

The treatment of neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) is the first clinical application for PT-100 being tested by Point in human clinical trials. PT-100 is currently in a Phase I/II clinical study for the treatment of neutropenia in cancer patients as an adjunct to chemotherapy. The study is evaluating the safety profile of PT-100, and the study’s protocol calls for four increasing dose levels of six patients per dosing regimen. The clinical study is also evaluating certain end points, including the recovery of neutrophils in patients undergoing chemotherapy and other key biological markers. As of the end of the first quarter of 2003, the Company completed dosing three of the four planned dosing groups. To date, PT-100 has been well tolerated from a safety perspective, and the final dosing group is expected to be enrolled in the second quarter of 2003. Point believes that PT-100 might also be developed for the treatment of neutropenia in patients with AIDS or other diseases that can cause neutropenia.

If Point is able to obtain Federal Drug Administration (“FDA”) approval to market PT-100 for the treatment of neutropenia in cancer patients undergoing chemotherapy, Point believes that PT-100 may have clinical and competitive advantages over currently available products.

In particular, if PT-100 were demonstrated by Point to be orally effective in such treatments, PT-100 would have the clinical advantage of being able to be administered to patients in tablet form, as opposed to injection or other means of drug administration that must be used by products currently being marketed for the treatment of neutropenia. Point believes PT-100 is orally bioavailable because increasing amounts of PT-100 were found in the serum of clinical study subjects in initial human safety studies as increasing doses of PT-100 were administered orally. In addition, an enzyme indicator of PT-100 activity was inhibited in a dose-dependent manner (increased doses caused decreased activity of the enzyme). Moreover, Point has observed in animal models designed to test PT-100’s effects on neutropenia that neutrophil counts in animals increased after PT-100 was given orally. Point also observed, in initial safety studies in healthy human volunteers that, at certain doses, PT-100 administered orally caused increases in neutrophils. These observations suggest that PT-100, administered orally, could provide an effective treatment of neutropenia.

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

Also, Point has obtained some results from preclinical research in animal models indicating that PT-100 potentially has the ability to treat acute anemia. Acute anemia is a condition of an abnormally low number of red blood cells. For example, cancer patients sometimes develop acute anemia after undergoing chemotherapy because of the chemotherapeutic agent’s adverse effects on red blood cell production. Similarly, Point believes that PT-100 could potentially serve as a treatment for patients with AIDS suffering from acute anemia caused by bone marrow deficiencies that affect blood cell production. To date, Point has not completed its pre-clinical testing or initiated human clinical testing of PT-100 in treating these conditions.

In addition to potentially serving as a treatment for different hematopoietic disorders, PT-100 has been observed by Point in animal testing to have an ability to inhibit the growth of different types of tumors. The tumor responses in animals observed by Point have ranged from tumor growth inhibition for certain types of tumors to full regression of other tumors. Point has also demonstrated in animal models the ability of PT-100 in combination with a tumor-specific monoclonal antibody (Rituxan®) to enhance the anti-tumor effects when compared to the anti-tumor effects in these animal models when treated with Rituxan® alone. Point has completed the preclinical research on the anti-tumor effects of PT-100 in combination with Rituxan® and the Company filed an amendment in February 2003 to its Investigational New Drug Application (“IND”) with the FDA in order to initiate a clinical program to test the safety and efficacy of PT-100 in combination with Rituxan®, initially in patients with non-Hodgkin’s lymphoma.

To date, Point has not submitted PT-100 or any other product to the FDA for marketing approval. Due to risks and uncertainties inherent in clinical testing and the regulatory process, Point is not able to estimate at this time when PT-100 may be submitted to the FDA for marketing approval or be commercially available for any application, if at all.

Besides the hematopoeitic and anti-tumor applications described above, Point is also exploring a number of different applications for PT-100 and its clinical analogues on a pre-clinical basis. In addition, Point from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions.

Role of PT-100 in Hematopoiesis

Hematopoiesis is a continuous process of blood cell development within the body. The need for this continuous activity is due to the relatively short life span of most blood cells. Hematopoiesis has several stages, starting in the bone marrow with cells called hematopoietic stem cells. Hematopoietic stem cells are believed to be the origin of all blood cells, undergoing a well-regulated process of proliferation (increase in cell numbers) and differentiation into different types of blood cells. Under the influence of certain growth factors, which are proteins which activate cell proliferation and differentiation, hematopoietic stem cells develop into primitive hematopoietic progenitor cells. Primitive hematopoietic progenitor cells are cells in the bone marrow that have the ability to develop into different blood cell types. Depending on the body’s needs and the presence or absence of specific growth factors, primitive hematopoietic progenitor cells develop into committed progenitor cells. These cells are programmed to end up as blood cells of a specific type, such as neutrophils, red blood cells and platelets. See the hematopoiesis stem cell chart set forth below.

Various disease treatments, such as chemotherapy, can have the unintended effect of suppressing the production of blood cells. Certain hematopoietic disorders, such as neutropenia or anemia can arise also due to damage to bone marrow cells caused by AIDS and other diseases. Since all blood cells have critical functions (for example, neutrophils fight infections and red blood cells carry oxygen), a patient’s safety is at risk the longer he or she is missing the full complement of blood cells.

Point has observed that PT-100 has the ability to stimulate the growth of primitive hematopoietic progenitor cells under certain laboratory conditions in human cell cultures. Point has also observed in research animal models that PT-100 appears to stimulate the proliferation of primitive hematopoietic progenitor cells. Point believes that these observations are due to PT-100’s interaction with specialized cells in the bone marrow called stromal cells to increase the production of certain hematopoietic growth factors. These growth factors are believed to be required for the development and differentiation of mature blood cells. For example, Point has observed in preclinical animal research that PT-100 stimulates the production of the growth factor G-CSF, which is a protein involved in both the expansion of primitive hematopoietic progenitor cells and the differentiation of committed progenitor cells into neutrophils.

By using well-established mouse models of neutropenia, Point has demonstrated that PT-100 significantly accelerated neutrophil recovery in mice following treatment with various chemotherapeutic agents. In addition, the effect on the rate of neutrophil regeneration was achieved at microgram doses of PT-100 after only a few days of administration. This supports other observations made by Point, namely, that PT-100 acts to stimulate cellular growth and differentiation in hematopoiesis in mouse models. Similarly, Point tested PT-100 in an animal model of acute anemia. Results of these tests demonstrated that mice pretreated with PT-100 developed less severe anemia due to a significantly faster recovery of mature red blood cells than in the control animals. In addition, committed progenitors of red blood cells were substantially increased in PT-100-treated mice, which supports previous observations that PT-100 increases the primitive hematopoietic progenitor pool in the bone marrow of mice.

Potential Clinical Indications for PT-100

Hematopoietic Disorders

Point believes that PT-100 may be able to treat different hematopoietic disorders in which the hematopoietic process has been suppressed by disease, chemotherapy, or other causes, because PT-100 appears to not only stimulate differentiation of blood cells, but also to promote growth of primitive hematopoietic progenitor cells. Therefore, PT-100 has the potential to create a larger pool of uncommitted cells that can be developed by the body into neutrophils, red blood cells, and other types of mature blood cells.

Neutropenia

The treatment of neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) is the first clinical application for PT-100 being tested by Point in human clinical trials. PT-100 is currently in a Phase I/II clinical study for the treatment of neutropenia in cancer patients as an adjunct to chemotherapy. The study is evaluating the safety profile of PT-100, and the study’s protocol calls for four increasing dose levels of six patients per dosing regimen. The clinical study is also evaluating certain end points, including the recovery of neutrophils in patients undergoing chemotherapy and other key biological markers. As of the end of the first quarter of 2003, the Company completed dosing three of the four planned dosing groups. To date, PT-100 has been well tolerated from a safety perspective, and the final dosing group is expected to be enrolled in the second quarter of 2003. Point also believes that PT-100 may have potential for the treatment of neutropenia in AIDS patients, but has not initiated any clinical testing for this indication.

Acute Anemia, Thrombocytopenia

Point believes that PT-100 has potential for the treatment of additional hematopoietic disorders, such as acute anemia and thrombocytopenia (a condition characterized by low levels of platelets which frequently occurs with patients treated with chemotherapy). Point also believes that PT-100 may have potential for the treatment of acute anemia in AIDS patients. Point has not yet completed its pre-clinical studies or initiated clinical testing of PT-100’s safety and efficacy in treating these conditions.

Anti-Tumor Indication

In addition to the stimulation of the hematopoiesis, Point has discovered in preclinical animal experiments that PT-100 can stimulate the production of soluble proteins known to promote defenses against malignant tumors. The soluble proteins involved are referred to as cytokines and chemokines. These cytokines and chemokines regulate the growth and function of specialized blood cell types, including T and B cells, which are necessary in order to provide the body’s immune defense against foreign agents and tumors. PT-100 has been shown, in animal models, to increase the production of certain cytokines and chemokines known to promote the immune system’s attack against tumors. Consequently, PT-100 has been evaluated in animal models of cancer and shown to significantly inhibit the growth of experimental tumors. In certain animal models PT-100 treatment caused rejection of specific tumors. Because PT-100 appears to stimulate multiple blood cell types involved in anti-tumor defenses in animal models, Point believes that PT-100 might provide a new clinical approach to cancer therapy.

Due to PT-100’s potential ability to stimulate certain key cytokines and chemokines, PT-100 was tested in preclinical animal models in combination with a tumor-specific monoclonal antibody (Rituxan®) to study the combination’s effect on tumors. The Company has demonstrated an enhanced anti-tumor effect when PT-100 was combined with Rituxan® as compared to treatment with either agent alone. Point has completed the preclinical research on the anti-tumor effects of PT-100 in combination with Rituxan® and the Company filed an amendment in February 2003 to its IND with the FDA in order to initiate a clinical program to test the safety and efficacy of PT-100 in combination with Rituxan®, initially in patients with non-Hodgkin’s lymphoma. Point expects to initiate a human clinical study in 2003 to assess the safety and efficacy of this combination therapy.

Intellectual Property

In May 1997, Point Massachusetts entered into a license agreement with the Tufts University School of Medicine (“Tufts”). Under the Tufts license agreement, Point has been granted exclusive, worldwide rights to the boroproline family of small molecule compounds, including PT-100. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 90,459 shares of Point Massachusetts common stock. In addition, Point is required to pay Tufts a minimum annual payment of $20,000; clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by Point from any sublicensor of the Tufts patents or technology. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. See “Risk Factors—If Tufts University School of Medicine terminates Point’s license, Point could experience delays or be unable to complete the development and commercialization of its potential products.”

Protection of Point’s proprietary compounds and technology is essential to Point’s business. Point’s policy is to protect its technology by, among other things, filing or causing to be filed on its behalf, patent applications for technology relating to the development of its business. Currently, Point is awaiting action on various patent applications relating to technology or the uses or products thereof which it owns or which it has licensed.

The license from Tufts includes five issued U.S. patents and five issued foreign patents. Additionally, Point has been issued three U.S. patents and three corresponding foreign patents. Point’s patents are related to composition of matter covering its small molecules as well as its hematopoietic program. Point has also filed and is prosecuting patent applications in the United States and in foreign countries relating to additional composition of matter covering its small molecules as well as to both its anti-tumor and hematopoietic programs.

The following trademarks are mentioned in this Annual Report on Form 10-K: HemaSure, r/LS, LeukoNet, PT-100 and Point Therapeutics.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and in Point’s ongoing research and development activities. All of Point’s products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained for any of Point’s products, may be limited in scope, which may significantly limit the indicated uses for which Point’s products may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

The following paragraphs provide a general overview of the approval process for a new drug.

Investigational new drug application.  If a company wants to test a new drug in human patients, an IND must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug. The IND becomes effective if not rejected or put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board, comprised in part of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the study protocol and monitor the study on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials.  Clinical trials typically are conducted in three sequential phases, Phases I, II and III. These phases may be compressed, may overlap or may be omitted in some circumstances.

—Phase I clinical trials.  After an IND becomes effective, Phase I human clinical trials can begin. These studies evaluate a drug’s safety profile and the range of safe dosages that can be administered to the patient, including the maximum tolerated dose that can be given to a patient with the target disease. Phase I studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body and duration of its action.

—Phase II clinical trials.  Phase II clinical trials of drugs typically are designed to evaluate the potential effectiveness of the drug on patients with specific types and stages of disease or medical condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

—Phase III clinical trials.  In Phase III clinical trials, the drug is usually tested in a controlled randomized trial comparing the investigational new drug to an approved form of therapy in an expanded and well defined patient population and at multiple clinical sites. The goal of these studies is to obtain definitive statistical evidence of safety and efficacy of the investigational new drug regimen as compared to an approved standard treatment in defined patient populations with a given disease and stage of illness.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing. In such an event, the NDA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

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

Competition

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of Point include among others, major pharmaceutical companies, specialized biotechnology companies, and universities and other research institutions. The following sections describe the products with which PT-100 would likely compete if it were to be approved for marketing as a treatment of neutropenia in cancer patients undergoing chemotherapy, or as a combination therapy with Rituxan® for the treatment of non-Hodgkin’s lymphoma, currently the Company’s two most advanced clinical indications. Based on SEC filings and analyst reports of public companies, Point believes that the annual sales of drugs that treat neutropenia currently exceed $2 billion and the annual sales of drugs that treat non-Hodgkin’s lymphoma currently exceeds $1 billion.

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

Currently, the primary product marketed for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment is granulocyte-colony stimulating factor. Amgen, Inc. markets the injectable neutrophil stimulant product, Neupogen® as an adjunct to chemotherapy in the United States, countries of the European Union (“EU”), Canada, and Australia. Neupogen® is a recombinant-methionyl human granulocyte colony- stimulating factor (“G-CSF”). Also, Neulasta®, a polyethylene glycol molecule which extends the half-life of Neupogen® to a once per chemotherapy cycle dose administration, by Amgen, Inc. was approved for marketing in 2002. Chugai markets a G-CSF product in Japan as an adjunct to chemotherapy. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the U.S., Canada and Mexico.

In addition, Schering AG markets a competing injectable CSF product, granulocyte macrophage colony stimulating factor (“GM-CSF”) in the U.S. as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia and acute myelogenous leukemia. Novartis AG markets another GM-CSF product for use in bone marrow transplant patients and as an adjunct to chemotherapy in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the U.S. and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

Treatment of Certain Cancers

Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of non-Hodgkin’s lymphoma could negatively impact the potential market for PT-100 if it is approved as an anti-tumor agent given in combination with Rituxan®.

In the non-Hodgkin’s lymphoma market, Corixa Corporation filed a revised Biological License Application (“BLA”) and received a positive review by the FDA’s Oncology Drugs Advisory Committee in December 2002 for Bexxar® (tositumomab and iodine I 131 tositumomab), a drug which may potentially compete with Rituxan®. IDEC received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin™ (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan®. Both Bexxar® and Zevalin™ are radiolabeled molecules while Rituxan® is not. We are also aware of other potentially competitive biologic therapies for non-Hodgkin’s lymphoma in development.

Former Business of the Company

From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies.

In April 2000, the Company was notified that the American Red Cross, the Company’s largest customer, was suspending use of the Company’s r/LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r/LS System. In September 2000, the Company was notified that the American Red Cross terminated its supply contract for the r/LS System based on the extended period of time taken to prove product improvements resolved these reactions. In August 2001, the Company and the American Red Cross signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for the Company to pay the American Red Cross $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

In March 2001, the Company signed a termination and release agreement with Gambro BCT (the Company’s exclusive distributor of its r/LS System worldwide, except for sales to the American Red Cross), effective November 2000, which ended the distribution and development agreement. In consideration for the Company’s inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro’s company name, and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000.

The termination of the purchase contract by the American Red Cross and the distribution and development agreement with Gambro had an adverse impact on the Company’s ability to generate revenues from the sale of the Company’s r/LS System and on the Company’s supply contracts with manufacturers of key components to the r/LS System. On May 29, 2001, the Company sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation and a subsidiary of Whatman plc, an English corporation, pursuant to the terms of an Asset Purchase Agreement by and among the Company, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001. The sale and the name change of HemaSure Inc. to HMSR Inc. were approved at the special meeting of stockholders of the Company held on May 21, 2001. On June 6, 2001, the Company announced that stockholders of the Company had voted in favor of the sale of the non-cash assets to Whatman and that it had changed its name from HemaSure Inc. to HMSR Inc.

Under the terms of the Asset Purchase Agreement, Whatman acquired substantially all of the non-cash assets of the Company for consideration which included a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using the Company’s technology. The royalty payments were subject to a maximum, aggregate amount of $12 million and were subject to certain reductions set forth in the Royalty Agreement, dated as of May 29, 2001, by and among the Company, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to certain patent litigation with Pall Corporation. In March 2003, Whatman sold the non-cash assets it had previously purchased from Hemasure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, approximately $100,000 of net royalties was accrued and is payable to the Company under the Royalty Agreement.

In connection with the Whatman transaction, the Company retained certain liabilities, including without limitation, (i) any liabilities under any benefit plan of the Company, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any liabilities of the Company owed to the Company’s security holders in their capacity as security holders of the Company, and (v) any liabilities of the Company owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with the Company.

After the sale to Whatman and before the merger with Point Massachusetts, the Company’s continuing operations consisted of general and administrative expenses to operate a shell company and to investigate various strategic business combinations.

Forward-Looking Statements

This Item and other Items in this report contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our technologies and product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. In particular, these forward-looking statements include statements relating to present or anticipated scientific progress, development or regulatory approval of potential products, future revenues, capital expenditures, research and development expenditures, future collaborations, intellectual property, personnel and manufacturing requirements and capabilities. We caution investors that such forward-looking statements are not guarantees of future performance, and that known and unknown risks, uncertainties and other factors, including those risks factors identified below, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may cause actual results to differ materially from those forward-looking statements. In addition, we caution you that forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them, even if our experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

Risk Factors

Point operates in a rapidly changing environment that involves a number of risks, some of which are beyond Point’s control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

If Point fails to obtain the capital necessary to fund its operations, Point will be unable to successfully develop or commercialize PT-100

Point expects that its working capital will fund its operations through the end of 2003 and therefore additional funding will be required in the future to finance its operations. Point does not know whether additional funding will be available when needed, or that, if available, Point will be able to obtain funding on satisfactory terms. Point Massachusetts spent approximately $16.8 million since inception, and Point expects its capital outlays and operating expenditures to increase over the next several years as Point expands its infrastructure and preclinical and clinical trial activities. Point may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow and merger & acquisition activities and consolidations.

Point’s future capital requirements depend on many factors, including the progress of its research and development efforts, the scope and results of preclinical research and clinical studies of PT-100, the cost and timing of regulatory approvals of PT-100, technological advances, the reevaluation of the commercial potential of PT-100 in light of developments in Point’s industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond Point’s control could also impact its capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Point.”

Point may be required to relinquish rights to its technologies or PT-100, or grant licenses on terms that are not favorable to Point, in order to raise additional funds through alliance, joint venture and licensing arrangements. To the extent Point raises additional capital by issuing equity securities, all stockholders may experience substantial dilution. If adequate funds are not available, Point will be required to delay, reduce the scope of or eliminate one or more of its research and development programs.

Point’s product candidate, PT-100, is in the early stages of human clinical testing and Point is unable to estimate when it will become commercially available, if at all

Point’s product candidate, PT-100, is currently undergoing evaluation in early-stage clinical trials for the treatment of neutropenia. Additional human clinical trials will be required before Point can submit any application for approval to sell, manufacture and distribute PT-100 for the treatment of neutropenia. For any other applications, additional animal and laboratory testing along with human clinical trials will need to be completed before Point can submit any application for approval to sell, manufacture and distribute PT-100. PT-100 has not received regulatory approval for commercial sale and Point is unable to estimate when it will become commercially available, if at all.

To obtain regulatory approval for the commercial sale of PT-100 for its intended therapeutic applications, Point must demonstrate in carefully controlled and well-designed clinical trials that PT-100 is safe and effective in humans for the proposed therapeutic indications. Conducting clinical trials is a lengthy, expensive and highly uncertain process. Point is not able to estimate at this time when it will complete clinical trials for PT-100 for the treatment of neutropenia in chemotherapy patients, and clinical trials for additional indications have not yet been initiated. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. Point’s clinical trials may be suspended at any time if the Food and Drug Administration or Point believes the participating patients are exposed to unacceptable health risks. Point may encounter other problems in its studies that will cause the Food and Drug Administration or Point to delay or suspend the studies. Point’s ability to timely commence and complete clinical trials of PT-100 may be adversely affected by many factors, including one or more of the following:

•	ineffectiveness of PT-100, or perceptions by physicians or the FDA that PT-100 is not effective for a particular indication;

•	inability to manufacture sufficient quantities of PT-100 for use in clinical trials in compliance with strictly enforced regulatory requirements;

•	failure of the FDA to allow Point’s clinical trials to commence or proceed;

•	slower than expected rate of eligible patient recruitment in the trials;

•	inability to adequately follow or evaluate patients after treatment;

•	unforeseen safety issues such as patients in clinical trials suffering adverse health consequences related to PT-100;

•	government or regulatory delays;

•	problems with clinical trial design;

•	failure to comply with FDA regulations for good clinical practices; or

•	any material compromise of data integrity.

The results Point has obtained to date in its clinical trials are preliminary and the studies are currently ongoing. Point cannot predict or guarantee that the results of further testing, including later-stage controlled human clinical testing, will be successful or will result in FDA approval. If Point’s trials are not successful, or are perceived as not successful by the FDA or physicians, Point’s business, financial condition, results of operations and prospects will be harmed. If Point obtains FDA approval for PT-100 for one or more therapeutic indications, Point may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, Point’s ability to promote and market such products will be limited.

If PT-100 is not a successful drug candidate, Point may be unable to obtain other potential drug candidates

In addition to its substantial efforts developing PT-100 on a pre-clinical and early-stage clinical basis, Point from time to time evaluates new technology opportunities to broaden its portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, Point may not be able to consummate a transaction to broaden its portfolio of potential drug candidates on terms satisfactory to the Company. If PT-100 is not ultimately a successful drug candidate and Point cannot obtain other potential drug candidates through one or more strategic transactions, Point’s business, financial condition and results of operations could be materially adversely affected.

Point had a history of losses, and Point expects to continue to incur losses and may not achieve or maintain profitability

As of December 31, 2002, Point had an accumulated deficit of approximately $16.8 million. The extent of Point’s future losses and the timing of profitability are highly uncertain, and Point may never achieve profitable operations. Point Massachusetts did not have any products that generated any sales revenue, and Point likely will not until PT-100 or any other product of Point becomes commercially available, if ever. Point expects to incur losses at least until it begins commercial sales of its first approved product, if any. Point expects that its operating expenses will increase and accelerate as its research and development, preclinical, and clinical operations expand, even if Point succeeds in developing one or more commercial products. Point’s ability to achieve product revenue and profitability is dependent on its capability, alone or with partners, to successfully complete the development of PT-100, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell PT-100. Point cannot provide assurance that it will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates Point’s license, Point could experience delays or be unable to complete the development and commercialization of its potential products

Point licenses key technology including the rights to PT-100, its lead product, from Tufts University School of Medicine. The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force Point to delay or discontinue its development and commercialization programs. Pursuant to the terms of the license, Tufts University School of Medicine has the right to terminate the license prior to expiration of the term upon a material breach of the license by Point, Point’s ceasing to do business or becoming insolvent, or Point’s failure to sell a licensed product in the U.S. market by May 2009. Point has no assurance that it would be able to license substitute technology in the future. Point’s inability to do so could impair Point’s ability to conduct its business because it may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize its potential products.

If Point fails to obtain regulatory approval for PT-100 in a timely manner, Point’s operating results and its business may be adversely affected

Point must obtain regulatory approval before marketing or selling PT-100 in any major world pharmaceutical market for any therapeutic application for PT-100. Due to risks and uncertainties inherent in clinical testing and the regulatory process, Point is not able to estimate when PT-100 may be commercially available for any application, if at all.

In the U.S., Point must obtain FDA approval for PT-100 and each indication that Point intends to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. PT-100 has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If Point fails to obtain regulatory approval, it will be unable to market and sell

PT-100. Point cannot predict with certainty if or when it might submit PT-100 for regulatory approval for any therapeutic indication. Once Point submits PT-100 for review, it cannot assure you that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for PT-100 is delayed, Point’s business, financial condition or results of operations would be materially adversely affected.

Because Point depends on third parties to conduct human clinical studies, Point may encounter delays in product development and commercialization

Point has relatively few employees and does not have the resources or experience to design and conduct human clinical trials on its own. Point must therefore contract with third parties to perform the clinical trials needed for Point to submit PT-100 to the FDA for marketing approval. Accordingly, Point may lose some control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct Point’s clinical trials in accordance with regulatory requirements. Currently, Point is dependent on a single contractor for conducting clinical trials of PT-100, although Point believes alternative contractors are available for conducting clinical trials of PT-100 on terms acceptable to Point. The failure of this contractor to carry out its contractual duties could delay or prevent the successful development and commercialization of PT-100.

Point may fail to adequately protect or enforce its intellectual property rights, and Point’s products and processes may infringe the intellectual property rights of others

As with any pharmaceutical or biotechnology company, Point’s patent and other proprietary rights are subject to uncertainty and risk. Point’s success will depend in part on its ability to obtain and enforce patent protection for Point’s products in the U.S. and in other countries. Point has been issued two U.S. and corresponding foreign patents and has been granted a Notice of Allowance for a third patent. Point’s patents are related to composition of matter covering its small molecules as well as its hematopoietic program. Point has also filed and is prosecuting patent applications in the United States and in foreign countries relating to additional composition of matter covering its small molecules as well as to both its anti-tumor and hematopoietic programs. It is possible that no patents will be issued on any of Point’s patent applications, and it is possible that the claims issued will not be sufficiently broad to protect Point’s technology or that the patents will not provide protection against competitive products or otherwise be commercially valuable.

Point’s commercial success will also depend in part on Point’s ability to commercialize PT-100 without infringing patents or other proprietary rights of others. Any patents issued to or licensed by Point could be challenged, invalidated, infringed, circumvented or held unenforceable. PT-100 may infringe current or future patents or other proprietary rights of others. To date, Point has not received any communications from third parties nor is Point aware of any claims by third parties that PT-100 or any of Point’s other activities infringe upon the patent rights of any third party. However, Point cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of Point’s products or require licensing and the payment of significant fees or royalties in order for Point to be able to carry on its business.

Litigation or other legal proceedings could result in substantial costs to Point and may be necessary to enforce any of Point’s patents or other proprietary rights or to determine the scope and validity or enforceability of other parties’ proprietary rights. The defense and enforcement of patent and intellectual property claims are both costly and time consuming, even if the legal outcome is favorable to Point. Any adverse legal outcome could subject Point to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require Point to cease manufacturing or selling its future products.

Point’s employees, consultants and advisors are required to enter into written confidentiality agreements that prohibit the disclosure or use of confidential information. Point also has entered into written confidentiality agreements that are intended to protect its confidential information delivered to third parties for research and other purposes. However, these agreements could be breached and Point may not have adequate remedies for any breach, or Point’s trade secrets and proprietary information could otherwise become known or be independently discovered by others.

If Point’s competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, Point’s commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of patients with the same indications that Point has targeted including, among others, Amgen Inc.’s Neupogen® and Neulasta® and IDEC’s Zevalin™. Because PT-100 is still in the early stages of development, Point does not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If PT-100 is approved by the FDA for one or more therapeutic applications, Point plans to enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that Point will be able to successfully enter into any such collaborations with third parties or that any such collaborations will be entered into on terms satisfactory to Point.

There are also many public and private pharmaceutical companies, biotechnology companies, public and private universities, governmental agencies and research organizations actively engaged in drug discovery and research and development of products for the treatment of patients with the same indications that Point has targeted. Many of these organizations have financial, technical, regulatory, patenting, manufacturing and marketing resources that are far greater than Point’s. If a competitor were to successfully develop or acquire rights to a similar or more effective treatment of patients with the same indications targeted by Point or one that has reduced side effects or offers significantly lower costs of treatment, or were to successfully enter the market in advance of Point with a similar or superior therapy, Point’s business, financial condition or results of operations could be materially adversely affected.

Point cannot provide assurances that research and development by others will not render Point’s technology or PT-100 obsolete or non-competitive or result in treatments superior to any therapy or drug developed by Point, or that any drug or therapy developed by Point will be preferred to any existing or newly developed technologies.

Point’s manufacturing strategy presents a number of risks

Point does not currently have its own manufacturing facilities. Point expects in the future to depend on outside contractors for the manufacture of PT-100. Completion of Point’s clinical trials and the commercialization of PT-100 will require access to, or development of, manufacturing capabilities. Point has entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for preclinical and early-stage clinical development. As Point approaches later-stage clinical development and commercialization of a product candidate, however, Point’s intention is to enter into longer-term arrangements with multiple manufacturing sources. Point may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of PT-100 in a cost-effective or timely manner. Point’s current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and Point does not have control over its third-party manufacturers’ compliance with these regulations and standards.

Any of these factors could delay clinical trials or commercialization of PT-100, interfere with sales, entail higher costs or result in Point being unable to effectively sell Point’s products. To the extent that Point is reliant on a sole source of supply of a drug, any interruption in that supply could prevent Point from effectively developing, testing and commercializing the drug.

Point’s ability to generate revenues will be diminished if PT-100 is not accepted in the marketplace, if Point fails to obtain acceptable prices or if adequate reimbursement is not available for PT-100 from third-party payors

There are competing products to PT-100 already in the market for the treatment of neutropenia and non-Hodgkin’s lymphoma, including Amgen Inc.’s Neupogen® and Neulasta® and IDEC’s Zevalin™. See “Information Regarding Point—Competition.” Even if approved for sale and distribution for one or more therapeutic indications, PT-100 might not achieve market acceptance for such indications or remain on the market. PT-100 may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of PT-100. Physicians, patients, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for PT-100 for such indications.

Point’s ability to commercialize its drugs may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in many markets outside the U.S., the pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., Point expects that there will continue to be federal and state proposals to implement additional government control. Also, increasing emphasis on managed care in the U.S. and the possibility of government regulation of prescription drug prices will likely continue to put additional pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that Point might otherwise achieve for PT-100 in the future. Further, cost control initiatives could adversely affect Point’s ability to commercialize PT-100 and its ability to realize profits and revenues from this commercialization.

Point’s ability to commercialize pharmaceutical products, alone or with distributors or others, may depend in part on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities;

•	private health insurers; and

•	other third-party payors.

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

Point uses hazardous chemicals and radioactive and biological materials in its business; any disputes relating to improper use, handling, storage or disposal of these materials could be time consuming and costly

Point’s research and development operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by Point in its operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Point’s operations also produce hazardous waste products. Point is subject to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Point could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and Point’s liability could exceed its total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair Point’s business. To date, Point’s compliance costs with respect to environmental laws and regulations have been minimal.

Point may be sued for product or operational liability

Point may be held liable if any of its products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. Point currently maintains general liability and product liability insurance related to its clinical trials consistent with industry standards which Point believes is adequate to insure Point against such potential losses. When necessary for Point’s products, Point intends to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover Point’s potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of Point’s products. If Point is sued for any injury caused by its products, the litigation could consume substantial time and attention of Point’s management and its liability could exceed Point’s total assets.

If Point loses its key personnel or is unable to attract or retain additional personnel, Point may be unable to develop PT-100 or achieve commercialization objectives

Point is highly dependent on Donald R. Kiepert, Jr., its Chairman, President and Chief Executive Officer, Richard N. Small, its Senior Vice President, Chief Financial Officer and Treasurer, Michael P. Duffy, its Senior Vice President, General Counsel and Secretary, Barry Jones, its Senior Vice President for Research, Margaret J. Uprichard, its Vice President of Clinical and Regulatory Affairs, as well as other principal members of Point’s management and scientific staff. To date, Point has not maintained key-man liability insurance to protect itself against the loss of any of these personnel. The loss of any of these personnel may have a disruptive effect on its operations until Point replaces the lost personnel, and may have a material adverse effect on Point’s product development and commercialization efforts if Point is not able to attract qualified replacements.

Point’s success depends on its continued ability to attract, retain and motivate highly qualified management and scientific personnel and on Point’s ability to develop and maintain relationships with leading academic institutions and scientists. Competition for personnel and medical and research collaborations is intense. In particular, Point’s product development programs depend on Point’s ability to attract and retain highly skilled scientists and clinical development and regulatory affairs personnel. In addition, Point will need to hire additional personnel and develop additional collaborations as it continues to expand its research and development activities. In April, Dr. Lawrence Nussbaum, Point’s Chief Medical Officer, will be leaving the Company to pursue other interests. Point plans, at least in the short-term, to replace Dr. Nussbaum with a part-time medical consultant as well as utilize the medical resources of a clinical research organization. To date, Point has been able to attract and retain key personnel when needed. Point is not aware of any key employee other than Dr. Nussbaum who plans to retire or terminate his or her employment with the company in the near future. Despite Point’s ability in the past in attracting and retaining key personnel, Point cannot provide assurances that it will be able to continue to attract, retain or motivate personnel or develop or maintain such outside relationships in the future.

The Company has contingent liabilities relating to its historical discontinued operations that could give rise to liability risks in the future

Prior to the sale of substantially all of the Company’s non-cash assets to Whatman in May of 2001, the Company was engaged in the business of developing and supplying blood filtration devices. Although Whatman contractually assumed and agreed to indemnify and hold harmless the Company from and against most liabilities and obligations arising out of the conduct of the Company’s blood filtration business, the Company retained certain known and unknown risks that were not contractually assumed by Whatman including. without limitation, (i) any liabilities under any benefit plan of the Company, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any liabilities of the Company which were owed to the Company’s security holders in their capacity as such, and (v) liabilities of the Company which were owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with the Company. If for any reason Whatman is not able to satisfy any of the assumed liabilities, such outcome could have a material and adverse effect on the Company’s financial condition. Accordingly, there can be no assurances that claims arising out of the Company’s historical business and operations would not be asserted against the Company in the future and, if asserted, there can be no assurances that the Company would prevail.

Stocks traded on the OTC Bulletin Board are subject to market risks in addition to those market risks applicable to exchange-traded and Nasdaq Stock Market traded stocks

Shares of common stock of the Company are traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the NASDAQ Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company common stock.

For the three-month period ended March 6, 2003, the average daily trading volume for shares of the Company’s common stock ranged from zero to 33,700 shares traded per day, and the average daily trading volume during such three-month period was only 4,743 shares traded per day. Accordingly, investors in the Company who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The Company’s stock price could be volatile

The price of the Company common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.51 to a high of $14.80 (giving effect for the 1-10 split that occurred on March 15, 2002) in the two-year period ended December 31, 2002. Factors such as the announcements of technological innovations or new products by the Company or its competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of the Company’s common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies.

Sales of a number of shares eligible for public sale could cause our stock price to decline

Certain holders of the Company’s securities, including Sepracor, Gambro, Inc. and Novo Nordisk A/S are entitled to registration rights with a respect to an aggregate of 1,252,606 shares, including 236,700 shares of common stock underlying the warrants issued to Sepracor. Sales of substantial amounts of these shares in the public market or the prospect of sales of these shares could adversely affect the market price of the Company common stock. In addition, certain large non-affiliated holders of the Company’s securities are entitled to sell their shares without limitation under Rule 144 or otherwise.

Employees

As of March 21, 2003, the Company employed seventeen persons, of which ten were engaged in research and development and seven in administration, finance and legal. All of the Company’s employees have signed an agreement which prohibits the disclosure of confidential information to anyone outside the Company and assigns to the Company any ideas, developments, discoveries, and inventions made. None of the Company’s employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppage. The Company considers its employee relations to be good.

Available Information

Our Internet website address is http://www.pointtherapeutics.com or http://www.pther.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities

Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and, since July 2002, we have made these reports available on our website at the same time that they become available on the Securities and Exchange Commission’s website.

Item 2.    Properties

Currently, the Company subleases approximately 4,600 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for three years, ending in April 2005. In addition, the Company subleases approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, Massachusetts from New England Medical Center (“NEMC”). NEMC is affiliated with Tufts, from which the Company licenses certain technology, and is a stockholder of the Company. The Company currently has no written sublease with NEMC and is a tenant-at-will. The Company believes that its current facilities will be adequate and suitable for the Company’s present and future needs for the foreseeable future.

Item 3.    Legal Proceedings

As of March 21, 2003, the Company had no outstanding litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to the vote of its security holders during the fourth quarter of 2002.

Item 4A.    Executive Officers of the Company

The following is a list of the executive officers of the Company and their principal positions with the Company as of March 21, 2003. Each individual officer, with the exception of Michael P. Duffy, who joined the Company in May 2002 and Margaret Uprichard, who joined the Company in January 2003 has served in his respective position with the Company since March 15, 2002, the effective date of the merger with Point Massachusetts. All officers of the Company are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	55	Chairman, President, Chief Executive Officer, and Director

Richard N. Small	48	Senior Vice President, Chief Financial Officer and Treasurer

Michael P. Duffy	42	Senior Vice President, General Counsel and Secretary

Barry Jones, Ph.D.	54	Senior Vice President, Research

Margaret J. Uprichard, Pharm.D.	44	Vice President, Clinical and Regulatory Affairs

Mr. Kiepert has served as President, Chief Executive Officer and as a director of Point Massachusetts since its inception in 1996. Prior to that, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and as a director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

Mr. Small has served as Senior Vice President, Chief Financial Officer and Treasurer of Point Massachusetts since its inception in 1996. Prior to that, he was Vice President, Chief Financial Officer at ImmuLogic Pharmaceutical Corporation from 1992 to 1996. Mr. Small has also worked in various management positions at Dennison Manufacturing Company and the public accounting firm of Coopers and Lybrand LLP. Mr. Small presently serves as a director for a private company.

Mr. Duffy has served as Senior Vice President, General Counsel and Secretary of the Company since May 2002. Prior to that, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc. / Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray in Boston, Massachusetts. He is also a founder and principal of a private business advisory firm.

Dr. Jones has served as Senior Vice President of Research of the Company since January 2003 and Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point Massachusetts, he was Director of Immunology at Procept, Inc., from 1993 through July 1997. He has also held academic research positions at Yale University’s School of Medicine and at Pennsylvania State University.

Dr. Uprichard joined the Company in January 2003 as Vice President, Clinical and Regulatory Affairs. Prior to joining the Company, she founded a consulting company in drug development and served as Head of Regulatory, Clinical and/or Preclinical Affairs for both Curis, Inc and Paion, GmbH, from 2001-2003. From 1990-2001, Dr. Uprichard held senior positions in both Clinical and Regulatory Affairs for Warner-Lambert/Pfizer in the oncology, neurology, cardiovascular, and rheumatology areas.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

1.	Market Information.

As of March 18, 2002, the Common Stock of the Company has been included for quotation on the OTC Bulletin Board under the symbol “POTP”. From January 14, 1998 until March 17, 2002, the Common Stock of the Company had been included for quotation on the OTC Bulletin Board under the symbol “HMSR”. The following table sets forth for the periods indicated the range of high and low bid information per share of the Common Stock as included for quotation on the OTC Bulletin Board (giving retroactive effect to the 1-for-10 reverse split that occurred on March 15, 2002).

	High	Low
2002
First Quarter	$5.98	$2.45
Second Quarter	$3.25	$1.05
Third Quarter	$1.60	$0.76
Fourth Quarter	$1.30	$0.51
2001
First Quarter	$14.80	$2.20
Second Quarter	$5.50	$2.00
Third Quarter	$4.60	$3.30
Fourth Quarter	$5.80	$3.40

2.	Holders.

On March 21, 2003, the Company’s Common Stock was held by approximately 200 stockholders of record. On March 21, 2003, the last reported sale price of the Company’s Common Stock on the OTC bulletin board was $0.73 per share.

3.	Dividend Information.

The Company has never paid dividends on its Common Stock. The Company does not expect to pay cash dividends in the foreseeable future.

4.	Sales of Securities.

Not applicable.

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below have been derived from our consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Report.

STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenues:
License revenue	$–	$–	$4,333	$667	$–
Sponsored research revenue	–	–	900	1,200	300

Total revenues	–	–	5,233	1,867	300

Costs and expenses:
Research and development	5,160	3,422	2,296	2,293	2,393
General and administrative	2,501	2,010	854	839	822

Income (loss) from operations	(7,661)	(5,432)	2,083	(1,265)	(2,915)
Other income (expense)	182	225	259	103	1

Net income (loss)	$(7,479)	$(5,207)	$2,342	$(1,162)	$(2,914)

Net income (loss) per common share:
Basic	$(0.84)	$(0.74)	$0.41	$(0.22)	$(0.63)

Diluted	$(0.84)	$(0.74)	$0.40	$(0.22)	$(0.63)

Shares used in computing net income (loss) per share:
Basic	8,898	7,017	5,764	5,349	4,654
Diluted	8,898	7,017	5,864	5,349	4,654
BALANCE SHEET DATA
(In thousands)
Cash and marketable securities	$12,005	$5,563	$4,478	$2,338	$1,385
Working capital	10,879	4,198	4,037	1,347	513
Total assets	12,553	5,651	4,551	2,435	1,474
Long-term debt and capital lease obligations	57	60	64	67	70
Stockholders’ equity (deficit)	11,095	4,218	4,039	680	(1,409)

Dividends—none

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and related Notes included elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors that could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from the Company’s ongoing clinical trials, (ii) scientific data collected on the Company’s technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of the Company’s proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

Overview

Point is a development stage enterprise in the business of developing small molecule drugs for the treatment of certain hematopoietic disorders and a variety of cancerous tumors. PT-100, the Company’s lead product candidate, has the potential to treat a number of different hematopoietic disorders as well as certain cancerous tumors. PT-100 is currently being evaluated in a Phase I/II clinical study where cancer patients undergoing chemotherapy are treated with PT-100 as an adjunct therapy for the treatment of neutropenia. The Company is also developing PT-100 as a potential therapy to inhibit the growth of a variety of cancerous tumors. Point has completed the preclinical research on the anti-tumor effects of PT-100 in combination with Rituxan® and the Company filed an amendment in February 2003 to its IND with the FDA in order to initiate a clinical program to test the safety and efficacy of PT-100 in combination with Rituxan®. Point expects to initiate a human clinical study in 2003 to assess the safety and efficacy of this combination therapy, initially in patients with non-Hodgkin’s lymphoma.

To date, the Company has generated no revenues from product sales and has depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue its intended business activities. The Company has a net accumulated deficit of $16,810,000 through December 31, 2002. The accumulated deficit has resulted principally from the Company’s efforts to develop drug candidates and the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing developmental and clinical efforts. The Company’s potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical product candidate, PT-100, and to license and develop new pharmaceutical compounds.

The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 28, 2001, the Company sold substantially all of its non-cash assets to Whatman. The Company changed its name from Hemasure, Inc. to HMSR Inc. upon the sale to Whatman. From May 2001 until the merger on March 15, 2002 (described below) with Point Massachusetts, the Company’s operations consisted primarily of investigating various strategic business combinations.

On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger with Point Massachusetts. At that time, HMSR Inc. paid Point Massachusetts a $500,000 lock-up fee which was recorded as deferred merger consideration. The lock-up fee was included when calculating the final stock conversion ratio between Point Massachusetts and HMSR Inc.

On March 15, 2002, the Company’s stockholders approved a 1-for-10 reverse split of the Company’s common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to the Company’s common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of the Company’s common stock. This ratio also took into account the $500,000 HMSR Inc. lock-up fee paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

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

For additional information regarding the terms of the merger, refer to the Company’s Form S-4, which was filed with the Securities and Exchange Commission on February 11, 2002.

The Company’s business operations after the merger consist solely of the business previously conducted by Point Massachusetts. Point is developing small molecule drugs for the treatment of certain hematopoietic disorders and a variety of cancerous tumors. Point believes that PT-100 potentially has the ability to treat hematopoietic disorders involving abnormally low levels of blood cells.

The treatment of neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) is the first clinical application for PT-100 being tested by Point in human clinical trials. PT-100 is currently in a Phase I/II clinical study for the treatment of neutropenia in cancer patients as an adjunct to chemotherapy. The study is evaluating the safety profile of PT-100, and the study’s protocol calls for four increasing dose levels of six patients per dosing regimen. The clinical study is also evaluating certain end points, including the recovery of neutrophils in patients undergoing chemotherapy and other key biological markers. As of the end of the first quarter of 2003, the Company completed dosing three of the four planned dosing groups. To date, PT-100 has been well tolerated from a safety perspective, and the final dosing group is expected to be enrolled in the second quarter of 2003. Point believes that PT-100 might also be developed for the treatment of neutropenia in patients with AIDS or other diseases that can cause neutropenia.

Also, Point has obtained some results from preclinical research in animal models indicating that PT-100 potentially has the ability to treat acute anemia. Acute anemia is a condition of an abnormally low number of red blood cells. For example, cancer patients sometimes develop acute anemia after undergoing chemotherapy because of the chemotherapeutic agent’s adverse effects on red blood cell production. Similarly, Point believes that PT-100 could potentially serve as a treatment for patients with AIDS suffering from acute anemia caused by bone marrow deficiencies that affect blood cell production. To date, Point has not completed its pre-clinical testing or initiated human clinical testing of PT-100 in treating these conditions.

In addition to potentially serving as a treatment for different hematopoietic disorders, PT-100 has been observed by Point in animal testing to have an ability to inhibit the growth of different types of tumors. The tumor responses in animals observed by Point have ranged from tumor growth inhibition for certain types of tumors to full regression of other tumors. Point has also demonstrated in animal models the ability of PT-100 in combination with a tumor-specific monoclonal antibody (Rituxan®) to enhance the anti-tumor effects when compared to the anti-tumor effects in these animal models when treated with Rituxan® alone. Point has completed the preclinical research on the anti-tumor effects of PT-100 in combination with Rituxan® and the Company filed an amendment in February 2003 to its IND with the FDA in order to initiate a clinical program to test the safety and efficacy of  PT-100 in combination with Rituxan®, initially in patients with non-Hodgkin’s lymphoma.

Besides the hematopoeitic and anti-tumor applications described above, Point is also exploring a number of different applications for PT-100 and its clinical analogues on a pre-clinical basis. In addition, Point from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

In December of 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue incurred.

Revenues from corporate collaborations are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period which the company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

For the year ended December 31, 2000, we recognized $5,233,000 of revenues relating to research and development services performed under our corporate collaboration agreements. We have not recognized any revenue under such agreements during the years ended December 31, 2002 and 2001. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Clinical Trial Accrual

The Company accrues the estimated cost of patient recruitment and related supporting functions for its clinical trial as patients are enrolled in the trial. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the carrying value of property and equipment and the value of certain liabilities. Actual results may differ from such estimates.

Results of Operations

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

Years Ended December 31, 2002 and December 31, 2001

Revenues

The Company generated no revenues during the years ended December 31, 2002 and December 31, 2001.

Operating expenses

Research and development expenses increased 50.8% to $5,160,000 for the year ended December 31, 2002 from $3,422,000 for the year ended December 31, 2001. The increase was primarily due to costs associated with the ongoing PT-100 clinical program and preclinical research and development efforts in the Company’s hematopoietic and anti-tumor programs.

Since inception, the Company has incurred $17,363,000 in expenses on research and development activities. Almost all of the Company’s research and development efforts have been focused on the preclinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of a variety of cancerous tumors. During the third quarter of 2001, Point Massachusetts initiated a Phase I/II clinical study under a FDA-approved IND in which cancer patients undergoing chemotherapy are given PT-100 as an adjunct therapy for the treatment of neutropenia. The study is evaluating the safety profile of PT-100 at four increasing dose levels of six patients per dosing regimen. The clinical end points being studied also include the recovery of neutrophils in patients undergoing chemotherapy and key biological markers. Three out of the four dosing groups have completed dosing through the first quarter of 2003. To date, PT-100 has been well tolerated and the final dosing group is expected to be enrolled in the second quarter of 2003.

The Company has no other material research and development programs and thus the $17,363,000 disclosed for research and development in the Company’s financial statements has primarily been directed towards developing PT-100. PT-100 is currently in early-stage clinical trials for its first indication, to treat neutropenia, and filed an amended IND with the FDA in February 2003 to initiate a clinical program to study PT-100 as an anti-tumor agent in combination with Rituxan®, initially in patients with Non-Hodgkin’s Lymphoma. The Company cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, the Company is not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

General and administrative expenses increased 24.4% to $2,501,000 for the year ended December 31, 2002 from $2,010,000 for the year ended December 31, 2001. The increase was primarily due to an increase in needed internal support and external costs associated with the Company becoming a public entity on March 15, 2002 as a result of the merger between Point Massachusetts and HMSR Inc. and the hiring of a consulting group to assist the Company in developing an optimal commercialization strategy for PT-100.

Interest income, net

Interest income, net, for the year ended December 31, 2002 was $183,000 compared to $225,000 for the same period in 2001, a decrease of $42,000 or 18.7%. The decrease resulted from lower interest rates earned on the invested cash balance in 2002 as compared to the same period in 2001, offset in part by a higher invested cash balance compared to the same period in 2001.

Net loss

As a result of the foregoing, the Company incurred a net loss of $7,479,000, or $0.84 per share, for the year ended December 31, 2002 compared to a net loss of $5,207,000, or $0.74 per share, for the year ended December 31, 2001.

Years Ended December 31, 2001 and December 31, 2000

Revenues

The Company generated no revenues during the year ended December 31, 2001. For the year ended December 31, 2000, the Company generated $4,333,000 in license revenue and $900,000 in sponsored research revenue in connection with its collaboration with a pharmaceutical company. The collaboration was terminated in June 2000.

Operating expenses

Research and development expenses increased 49.0% to $3,422,000 for the year ended December 31, 2001 from $2,296,000 for the year ended December 31, 2000. The increase was primarily due to costs associated with the PT-100 clinical program which was initiated in 2001.

General and administrative expenses increased 135.4% to $2,010,000 for the year ended December 31, 2001 from $854,000 for the year ended December 31, 2000. The increase was primarily due to legal costs incurred during 2001 in connection with the merger which took place on March 15, 2002.

Interest income, net

Interest income, net for the year ended December 31, 2001 was $225,000 compared to $259,000 for the same period in 2000, a decrease of $34,000 or 13.1%. The decrease resulted from lower interest rates earned on the invested cash balance in 2001 as compared to the same period in 2000, offset in part by a higher invested cash balance compared to the same period in 2001.

Net income (loss)

As a result of the foregoing, the Company incurred a net loss of $5,207,000, or $0.74 per share, for the year ended December 31, 2001 compared to net income of $2,342,000, or $0.41 per share, for the year ended December 31, 2000.

Liquidity and Capital Resource

The historical financial statements of the Company presented prior to March 15, 2002 are those of Point Massachusetts. Since Point Massachusetts’ inception in September 1996, it has financed its operations principally through equity financings, interest earned on invested funds and collaboration payments received from pharmaceutical companies. In addition, it has raised approximately $12,500,000, net of costs of raising capital, in private equity financings and $7,400,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, Point Massachusetts received $14,335,000 as a result of the completed merger between Point Massachusetts and HMSR Inc., including a $500,000 lock-up fee received in November 2001 upon the signing of the Merger Agreement. Since inception, Point Massachusetts and since March 15, 2002, the Company, also received $907,000 from interest earned in invested cash balances.

At December 31, 2002, the Company’s cash and cash equivalents increased $6,442,000 as compared to December 31, 2001. The increase was primarily due to proceeds totaling $13,835,000 received as a result of the recently completed merger between Point Massachusetts and HMSR Inc. Offsetting the inflow of cash was $7,141,000 used in operations for the year ended December 31, 2002, primarily to fund the clinical program for PT-100 and other research and development initiatives as well as expenses incurred in connection with the merger. The Company also increased its investment in office and laboratory equipment by $249,000 from December 31, 2001 to $413,000 at December 31, 2002. The increase resulted from purchases of laboratory equipment, computers and other capital equipment.

At December 31, 2002, the Company had $12,005,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources and interest to be received should enable it to maintain current and planned operations through 2003. Over the next year, the Company will be considering all strategic options in order to ensure the continued funding of its operations after 2003 including, but not limited to, raising additional funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow and merger and acquisition activities and consolidations.

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

Contractual Obligations

As of December 31, 2002, we had future payments required under contractual obligations and other commitments approximately as follows:

	2003	2004	2005	2006	2007	Thereafter
Operating Leases	$172,051	$172,051	$58,721	$–	$–	$–
Licensing obligations	10,000	10,000	10,000	10,000	10,000	47,895

Total Future Obligations	$182,051	$182,051	$68,721	$10,000	$10,000	$47,895

In addition, in connection with the sublease for the Company’s offices at 125 Summer Street in Boston, the Company issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 has no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion (APB) No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB No. 25 “Accounting for Stock Issued to Employees”. SFAS 148 became effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have a material impact on the Company’s results of operations in 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not expect FIN 46 to have a material impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

At December 31, 2002, 2001 and 2000, the Company’s investments consisted entirely of funds deposited in money market funds and as a result the Company was not subject to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption “Executive Officers of the Registrant” in this Report, and, with respect to directors, by reference to the information included under the headings “Information Regarding Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

Item 11.    Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” and “Report of Compensation Committee on Executive Compensation” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Principal Stockholders and Management” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

The Company maintains three stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, and the 1994 Directors’ Stock Option Plan, as amended (the “Plans”), which were approved by Board of Directors and the stockholders of the Company.

The	following table gives information about awards under the Plans as of December 31, 2002:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,275,638	$2.80	1,262,272
Equity compensation plans not approved by shareholders	—	—	—

Total	1,275,638	$2.80	1,262,272

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item 13 is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(g) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The	following documents are included as part of this Annual Report on Form 10-K.

1.    Financial Statements

The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page F-1.

2.    Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

3.    Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

Accompanying this Annual Report on Form 10-K are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

(b)	The Registrant filed the following Report on Form 8-K during the fourth quarter of 2002 and through March 21, 2003:

Date of Report	Reported

February 27, 2003	Current Report on Form 8-K to report under Item 5 (Other Events) that it had issued a press release announcing the Company’s financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

POINT THERAPEUTICS, INC.

By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2003

/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 28, 2003

/s/ THOMAS M. CLAFLIN Thomas M. Claflin	Director	March 28, 2003

/s/ DANIEL T. ROBLE Daniel T. Roble, Esq	Director	March 28, 2003

/s/ WILLIAM J. WHELAN, JR. William J. Whelan, Jr.	Director	March 28, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald R. Kiepert, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Point Therapeutics, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard N. Small, certify that:

1.    I have reviewed this annual report on Form 10-K of Point Therapeutics, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1(12)	Agreement and Plan of Merger, dated November 15, 2001, among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2(8)	Asset Purchase Agreement, dated as of February 3, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3(9)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2(10)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.

3.3(11)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4(13)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5(1)	By-Laws of Point Therapeutics, Inc.

4.1(14)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2(14)	Form of Warrant for Point Therapeutics, Inc.

4.2(2)	Registration Rights Agreement, dated January 23, 1997, by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.3(3)	Registration Rights Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.4(4)	Warrant Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.5(4)	Warrant Certificate, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.6(5)	Registration Rights Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.7(5)	Warrant Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.8(5)	Warrant Certificate, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.9	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Thomas D. Foley.

4.10	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VI.

4.11	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VII.

4.12	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Dr. Pennington.

4.13	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Fieldmark, Inc.

4.14	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Graystone.

4.15	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Kenneth Zito.

4.16	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Medical Investments.

Exhibit No.	Description

4.17	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Nancy Finn.

4.18	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Cornelia Stutz.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Point Therapeutics, Inc.’s 1994 Director Option Plan.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, dated June 25, 1996.

10.4(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, effective as of May 16, 1996.

10.5(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, dated June 25, 1996.

10.6(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, effective as of May 16, 1996.

10.7(5)	Securities Purchase Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

10.8(7)	Form of Purchase Agreement, dated March 2, 2000.

10.9(7)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

10.10(9)	Royalty Agreement, dated as of May 29, 2001, by and among Point Therapeutics, Inc., Whatman and Whatman plc.

10.11(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

10.12(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

10.13(14)	Employment Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.14(14)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

10.15(15)	Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

10.16	Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

10.17	Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

10.18(14)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).

(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1998.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(9)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F-2

Consolidated Balance Sheets at December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 and for the Period from Inception (September 3, 1996) through December 31, 2002	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000 and for the Period from Inception (September 3, 1996) through December 31, 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 and for the Period from Inception (September 3, 1996) through December 31, 2002	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Point Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Point Therapeutics, Inc. (a development stage company) (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002 and the period from September 3, 1996 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Point Therapeutics, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and the period from September 3, 1996 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 10, 2003,

except for Note 14,

as to which the date

is March 5, 2003

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$12,005,495	$5,563,344
Prepaid expenses and other current assets	273,694	6,532

Total current assets	12,279,189	5,569,876
Office and laboratory equipment, net	273,385	81,187

Total assets	$12,552,574	$5,651,063

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$488,603	$361,267
Accrued expenses	728,987	276,246
Accrued professional fees	178,000	66,000
Deferred merger consideration	—	500,000
Accrued severance	4,713	168,800

Total current liabilities	1,400,303	1,372,313
Patent liability, less current portion	57,055	60,634

Stockholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 9,376,924 shares issued and 9,275,755 shares outstanding in 2002 and 7,386,565 shares issued and outstanding in 2001.	93,769	73,866
Treasury stock (101,169 shares outstanding at $3.28 per share)	(331,936)	—
Additional paid-in capital	28,142,973	13,475,255
Deficit accumulated during the development stage	(16,809,590)	(9,331,005)

Total stockholders’ equity	11,095,216	4,218,116

Total liabilities and stockholders’ equity	$12,552,574	$5,651,063

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Period from September 3, 1996 (date of inception) through December 31, 2002
	2002	2001	2000
Revenues
License revenue	$—	$—	$4,333,000	$5,000,000
Sponsored research revenue	—	—	900,000	2,400,000

Total revenues	—	—	5,233,000	7,400,000

Operating expenses
Research and development	5,159,957	3,422,358	2,296,208	17,363,310
General and administrative	2,501,187	2,010,127	854,072	7,670,808

Total operating expenses	7,661,144	5,432,485	3,150,280	25,034,118

Income (loss) from operations	(7,661,144)	(5,432,485)	2,082,720	(17,634,118)

Interest income	182,559	225,463	259,363	907,180
Interest expense	—	—	—	(82,652)

Net income (loss)	$(7,478,585)	$(5,207,022)	$2,342,083	$(16,809,590)

Net income (loss) per share
Basic	$(0.84)	$(0.74)	$0.41

Diluted	$(0.84)	$(0.74)	$0.40

Shares used in computing net income (loss) per share
Basic	8,897,917	7,017,145	5,763,938

Diluted	8,897,917	7,017,145	5,864,431

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock on September 3, 1996	2,300,543	$23,005	$(3,005)	$—	$—	$20,000
Net Loss					(60,135)	(60,135)

Balance at December 31, 1996	2,300,543	23,005	(3,005)		(60,135)	(40,135)
Issuance of common stock on January 22, 1997	820,716	8,207	(1,072)			7,135
Issuance of common stock on May 7, 1997	717,890	7,179	1,671,412			1,678,591
Issuance of common stock for license rights on May 7, 1997	372,292	3,723	890,847			894,570
Issuance of common stock on June 17, 1997	15,606	156	37,344			37,500
Issuance of common stock on October 1, 1997	426,572	4,266	1,007,293			1,011,559
Net Loss					(2,329,746)	(2,329,746)

Balance at December 31, 1997	4,653,619	46,536	3,602,819		(2,389,881)	1,259,474
Issuance of compensatory stock options to non-employees			45,837			45,837
Issuance of warrants in connection with Convertible note payable			200,000			200,000
Net Loss					(2,914,399)	(2,914,399)

Balance at December 31, 1998	4,653,619	46,536	3,848,656		(5,304,280)	(1,409,088)
Issuance of common stock upon conversion of debt on March 9, 1999, net	675,549	6,756	1,949,523			1,956,279
Issuance of common stock for license rights on March 9, 1999	5,002	50	16,057			16,107
Issuance of compensatory stock options to non-employees			39,388			39,388
Issuance of common stock pursuant to private placement agreement on July 2, 1999, net	201,874	2,019	643,111			645,130

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock pursuant to private placement agreement on October 12, 1999, net	185,848	1,858	591,666			593,524
Net Loss					(1,161,786)	(1,161,786)

Balance at December 31, 1999	5,721,892	57,219	7,088,401		(6,466,066)	679,554
Issuance of compensatory stock options to non-employees			32,929			32,929
Issuance of common stock pursuant to private placement agreement on November 2, 2000, net of issuance costs	260,106	2,601	981,777			984,378
Net Income					2,342,083	2,342,083

Balance at December 31, 2000	5,981,998	59,820	8,103,107		(4,123,983)	4,038,944
Issuance of compensatory stock options to non-employees			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 6, 2001, net of issuance cost	1,352,546	13,526	5,150,616			5,164,142
Issuance of common stock on April 30, 2001	52,021	520	199,480			200,000
Net Loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	7,386,565	73,866	13,475,255		(9,331,005)	4,218,116
Issuance of compensatory stock options to non-employees			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	1,889,190	18,892	14,647,318			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	101,169	1,011		(331,936)		(330,925)
Net Loss					(7,478,585)	(7,478,585)

Balance at December 31, 2002	9,376,924	$93,769	$28,142,973	$(331,936)	$(16,809,590)	$11,095,216

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Period from September 3, 1996 (date of inception) through December 31,
	2002	2001	2000	2002
Operating activities
Net income (loss)	$(7,478,585)	$(5,207,022)	$2,342,083	$(16,809,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,521	26,317	22,483	139,406
Issuance of compensatory stock options	20,400	22,052	32,929	160,606
Common stock issued under license agreement	—	—	—	910,677
Accrued interest on convertible notes	—	—	—	82,652
Patent costs	—	—	—	75,557
Changes in operating assets and liabilities:
Accounts receivable	—	—	23,022	—
Prepaid expenses	(267,162)	(483)	1,220	(292,971)
Accounts payable and accrued expenses	527,990	424,934	92,509	1,397,859
Deferred revenues	—	—	(1,333,000)	—

Net cash provided by (used in) operating activities	(7,140,836)	(4,734,202)	1,181,246	(14,335,804)

Investing activity
Purchase of office and laboratory equipment	(248,719)	(40,971)	(22,836)	(412,791)

Net cash used in investing activity	(248,719)	(40,971)	(22,836)	(412,791)

Financing activities
Proceeds from merger with HMSR, Inc.	13,835,285	500,000	—	14,335,285
Principal payments of patent liability	(3,579)	(3,579)	(3,253)	(16,058)
Proceeds from issuance of convertible notes	—	—	—	1,892,904
Proceeds from issuance of common stock	—	5,364,142	984,378	10,541,959

Net cash provided by financing activities	13,831,706	5,860,563	981,125	26,754,090

Net increase in cash and cash equivalents	6,442,151	1,085,390	2,139,535	12,005,495
Cash and cash equivalents at beginning of period	5,563,344	4,477,954	2,338,419	—

Cash and cash equivalents at end of period	$12,005,495	$5,563,344	$4,477,954	$12,005,495

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Company

Point Therapeutics, Inc. (“Point” or the “Company” or “we”) is a development stage enterprise developing small molecule drugs for the treatment of certain hematopoietic disorders and for a variety of cancerous tumors. PT 100, Point’s lead product candidate, has the potential to treat a number of different hematopoietic disorders as well as certain cancerous tumors.

The Company was originally incorporated in December 1993 as a Delaware corporation under the name Hemacor Inc. The Company changed its name to HemaSure Inc. in February of 1994. From 1994 to May 2001, the Company developed and supplied innovative blood filtration technologies. On May 28, 2001, the Company sold substantially all of its non-cash assets to Whatman Biosciences, Inc. a Massachusetts corporation and a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology. The Company changed its name from Hemasure, Inc. to HMSR Inc. upon the sale to Whatman. From May 2001 until the merger on March 15, 2002 (described below) with Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), the Company’s operations consisted primarily of investigating various strategic business combinations.

On November 15, 2001, HMSR Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Point Massachusetts. On March 15, 2002, the Company’s stockholders approved a 1 for 10 reverse split of the Company’s common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became a wholly owned subsidiary of the Company and changed its name to “Point Therapeutics Massachusetts, Inc.”

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

The treatment of neutropenia (an abnormally low level of a type of white blood cell called a neutrophil) is the first clinical application for PT 100 being tested by Point in human clinical trials. PT 100 is currently in a Phase I/II clinical study for the treatment of neutropenia in cancer patients as an adjunct to chemotherapy. The study is evaluating the safety profile of PT-100, and the study’s protocol calls for four increasing dose levels of six patients per dosing regimen. The clinical study is also evaluating certain end points, including the recovery of neutrophils in patients undergoing chemotherapy and other key biological markers. As of the end of the first quarter of 2003, the Company completed dosing three of the four planned dosing groups. To date, PT-100 has been well tolerated from a safety perspective, and the final dosing group is expected to be enrolled in the second quarter of 2003. Point believes that PT 100 might also be developed for the treatment of neutropenia in patients with AIDS or other diseases that can cause neutropenia.

Also, Point has obtained some results from preclinical research in animal models indicating that PT 100 potentially has the ability to treat acute anemia. Acute anemia is a condition of an abnormally low number of red blood cells. For example, cancer patients sometimes develop acute anemia after undergoing chemotherapy because of the chemotherapeutic agent’s adverse effects on red blood cell production. Similarly, Point believes that PT 100 could potentially serve as a treatment for patients with AIDS suffering from acute anemia caused by bone marrow deficiencies that affect blood cell production. To date, Point has not completed its pre-clinical testing or initiated human clinical testing of PT 100 in treating these conditions.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation (continued)

In addition to potentially serving as a treatment for different hematopoietic disorders, PT 100 has been observed by Point in animal testing to have an ability to inhibit the growth of different types of tumors. The tumor responses in animals observed by Point have ranged from tumor growth inhibition for certain types of tumors to full regression of other tumors. Point has also demonstrated in animal models the ability of PT-100 in combination with a tumor-specific monoclonal antibody (Rituxan®) to enhance the anti-tumor effects when compared to the anti-tumor effects in these animal models when treated with Rituxan alone. Point has completed the preclinical research on the anti-tumor effects of PT-100 in combination with Rituxan and the Company filed an amendment in February 2003 to its Investigational New Drug Application (“IND”) with the Federal Drug Administration (“FDA”) in order to initiate a clinical program to test the safety and efficacy of PT 100 in combination with Rituxan®, initially in patients with non-Hodgkin’s lymphoma.

Besides the hematopoeitic and anti-tumor applications described above, Point is also exploring a number of different applications for PT-100 and its clinical analogues on a pre-clinical basis. In addition, Point from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions.

At December 31, 2002, the Company had $12,005,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources and interest to be received should enable it to maintain current and planned operations through 2003. Over the next year, the Company will be considering all strategic options in order to ensure the continued funding of its operations after 2003 including, but not limited to, raising additional funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow and merger and acquisition activities and consolidations.

2.    Significant Accounting Policies

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

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Point Massachusetts, Inc., Hemapharm, Inc., and Hemasure A/S.

Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2002, the Company’s investments consisted entirely of funds deposited in money market funds.

Office and Laboratory Equipment

Office and laboratory equipment is recorded at cost. Depreciation is calculated using the straight-line half-year convention method over the estimated useful lives of three and five years, respectively.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs, including internal and external costs, are charged to operations as incurred. Certain research and development projects are or have been partially funded by research and development contracts, and the expenses related to these activities are included in research and development costs. Research and development costs include personnel costs, lab and animal supplies, outside services and contract laboratory costs, and legal costs associated with the Company’s patent portfolio.

Income Taxes

The Company provides for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates in effect when the differences are expected to reverse.

Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For the years ended December 31, 2002 and 2001, diluted net loss per share is the same as basic net loss per share, as the inclusion of outstanding common stock options, warrants and convertible debt would be antidilutive.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for its stock based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Year Ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(7,478,585)	$(5,207,022)	$2,342,083
Add: Stock compensation cost as computed under APB No. 25	20,400	22,052	32,929
Deduct: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(580,388)	(690,525)	(420,912)

Pro Forma Net income (loss)	$(8,038,573)	$(5,875,495)	$1,954,100

Diluted net loss per share, as reported	$(0.84)	$(0.74)	$0.40

Diluted net loss per share, pro forma	$(0.90)	$(0.84)	$0.33

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies (continued)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	2002	2001	2000
Expected life (years)	4.00	4.00	4.00 – 4.25
Risk-free interest rate	2.6% – 4.7%	3.7% – 4.3%	4.6% – 6.3%
Volatility	93%	93%	93%
Dividends	None	None	None

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents. The risk is minimized by the Company’s policies in which investments have relatively short maturities and are only placed with highly rated issuers.

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue incurred.

Revenues from corporate collaborations are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period which the company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no difference between the Company’s net loss and its comprehensive loss for the period presented in the accompanying consolidated statements of operations.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies (continued)

This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 has no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion (APB) No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB No. 25 “Accounting for Stock Issued to Employees”. SFAS 148 became effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have a material impact on the Company’s results of operations in 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not expect FIN 46 to have a material impact on the consolidated financial statements.

3.    Merger

On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger with Point Massachusetts. At that time, HMSR Inc. paid Point Massachusetts a $500,000 lock-up fee which was recorded as deferred merger consideration. The lock-up fee was included when calculating the final stock conversion ratio between Point Massachusetts and HMSR Inc.

The merger allowed Point Massachusetts to increase its capital resources by providing Point Massachusetts with immediate access to HMSR Inc.’s existing cash assets which enabled Point Massachusetts to fund its clinical program and other product development activities through 2003. For HMSR Inc., the merger allowed the HMSR Inc. stockholder to potentially enhance the value of their shares by investing in Point Massachusetts.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Merger (continued)

On March 15, 2002, the Company’s stockholders approved a 1-for-10 reverse split of the Company’s common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to the Company’s common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of the Company’s common stock. This ratio also took into account the $500,000 HMSR Inc. lock-up fee paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

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

4.    Agreements

On May 7, 1997, Point Massachusetts entered into a license agreement (the “Agreement”) with the Tufts University School of Medicine (“Tufts”). Under the Agreement, the Point Massachusetts has received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000. In addition, Point Massachusetts issued to Tufts, or its designee, 372,292 shares of common stock in 1997 valued at $894,570, which was expensed to research and development based on the fair market value of the common stock at the date of issuance. In 1999, 5,002 shares of common stock, valued at $16,107, were issued to Tufts and expensed in a similar manner.

Commencing in May 1999, Point Massachusetts is required to pay $20,000 per year to Tufts. One-half of this payment is offset against Point Massachusetts’ patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. Point Massachusetts is obligated to make an additional $97,895 of patent right payments as follows:

Year ended December 31:
2003	$10,000
2004	10,000
2005	10,000
2006	10,000
2007	10,000
Thereafter	47,895

97,895
Less amount representing interest	(37,261)

60,634
Less current portion	(3,579)

$57,055

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Agreements (continued)

The present value of the patent reimbursement payments, assuming an interest rate of 10%, was expensed to research and development in 1997.

The Agreement originally called for certain milestone payments totaling $300,000 to be paid to Tufts, and a royalty based on future sales of products covered under the Agreement. In addition, the Agreement calls for Tufts to perform research jointly agreed upon with Point Massachusetts, in the scientific areas covered under the Agreement. Point Massachusetts was obligated to reimburse Tufts for $500,000 of such research over a two-year period beginning on May 7, 1997.

On January 12, 1999, Point Massachusetts amended the existing license agreement with Tufts and entered into a collaboration agreement to license its developed technology to a pharmaceutical company. Upon signing the agreement, Point Massachusetts received an initial $2,000,000 nonrefundable license fee. The collaboration also called for development milestone and royalty payments to Point Massachusetts, as well as an arrangement to equally share all reasonable expenses incurred while obtaining and defending technology patents subsequent to signing this agreement. In January 2000, Point Massachusetts amended the master license agreement to reflect the partial completion of a milestone. As a result of this amendment, Point Massachusetts received in cash and recognized as revenue $3,000,000 from the pharmaceutical company in 2000. As part of the Agreement, Point Massachusetts is required to pay Tufts 10% of all milestone payments received and supplemental milestone payments related to the collaboration with the pharmaceutical company. Total payments to Tufts as a result of milestones achieved totaled $412,500 in 2000. Under the agreement, Point Massachusetts received $900,000 in 2000 for research and development for the benefit of the pharmaceutical company. In July 2000, the agreement with the pharmaceutical company was terminated.

Upon execution of the collaboration, Point Massachusetts convertible notes payable were converted into common stock (see Note 5).

5.    Warrants

Sepracor currently holds warrants to purchase up to 170,000 shares of the Company’s common stock at a price of $6.90 per share. The warrants will expire in 2003 and have certain registration rights associated with them. In addition, Sepracor holds warrants to purchase 66,700 shares of common stock at $15 per share which will expire in 2004. The warrants held by Sepracor have certain registration rights associated with them. In certain circumstances, the Company is entitled to require Sepracor to exercise these warrants.

Also, various investors in the Company hold warrants to purchase a total of 195,062 shares of common stock at a price of $2.90, as determined by the warrant agreement. The warrants expire in 2005.

As of December 31, 2002, no warrants have been exercised.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Office and Laboratory Equipment

Office and laboratory equipment consist of the following at December 31:

	2002	2001
Laboratory equipment	$257,171	$138,102
Computer equipment	97,307	25,970
Furniture	47,309	—
Leasehold improvements	11,004	—

	412,791	164,072
Less accumulated depreciation	(139,406)	(82,885)

	$273,385	$81,187

Depreciation expense was $56,521, $26,317 and $22,483 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company did not incur any material repairs and maintenance expense during the years ended December 31, 2002, 2001 and 2000.

7.    Operating Leases and Commitments

The Company conducts all of its operations in leased facilities. The Company subleases approximately 4,600 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for three years, ending in April 2005 and is non-renewable. In connection with the above sublease, the Company issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on  April 11th for the term of the sublease with the landlord. In addition, the Company subleases approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, Massachusetts from New England Medical Center (“NEMC”). The Company currently has no written sublease with NEMC and is a tenant at will. Rent expense under these arrangements amounted to $290,000, $200,000 and $192,000 in 2002, 2001 and 2000, respectively.

The Company also has in place operating leases for its telephone system and copiers, each with a term of three years ending in 2005. The Company does not have any capital leases for any of its capital equipment, furniture or fixtures.

At December 31, 2002, future minimum commitments, under leases with noncancelable terms of more than one year are as follows:

Year ended December 31:	Operating Leases
2003	$172,051
2004	172,051
2005	58,721

Total	$402,823

In addition to the above future minimum commitments, the Company incurs expense totaling approximately $192,000 per year under the current tenant-at-will arrangement with NEMC and anticipates that the level of expense incurred under the arrangement will continue into the foreseeable future.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stock Option Plans

Prior to the merger, which occurred on March 15, 2002, options to purchase stock of Point Massachusetts were granted under the Point Massachusetts 1997 Stock Option Plan, as amended (the “1997 Plan”) and options to purchase stock of HMSR Inc. were granted under HMSR Inc.’s Amended and Restated 1994 Stock Option Plan (the “1994 Plan”) and HMSR Inc.’s Director’s Plan, as amended (the “Director Plan”). All options outstanding under the 1994 Plan and the Director Plan were adjusted in accordance with the 1-for-10 reverse split of the Company’s common stock which took place immediately prior to the merger. All options outstanding under the 1997 Plan at the time of the merger converted into the right to receive 4.16168 shares of the Company’s common stock (see Note 3). From and after the merger, the 1994 Plan and the Director Plan remained in full effect and the 1997 Plan frozen such that options may still be exercised under that plan but no further grants of options may be made under the 1997 Plan. A total of 2,594,346 shares have been authorized for grants of options or shares under the 1994 Plan, the 1997 Plan, and the Director Plan (the “Plans”), of which 1,262,272 are available for grant. Stock options granted during 2002, 2001 and 2000 generally have a maximum term of ten years and vest periodically over a period of two to five years.

The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. The exercise price for incentive stock options cannot be below the fair market value of the Company’s stock on the date of grant. Furthermore, the option exercise period will not exceed ten years from the date of grant.

The following table presents the activity of the Plans for the years ended December 31:

	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	993,376	$3.11	762,403	$2.87	548,077	$2.74
Granted	375,900	2.11	230,973	3.84	218,488	3.22
Canceled	(93,638)	3.27	—	—	(4,162)	2.40

Outstanding at end of year	1,275,638	$2.80	993,376	$3.11	762,403	$2.87

Exercisable at end of year	706,294	$2.89	499,002	$2.71	333,405	$2.57

Weighted-average per share fair value of options granted	$1.43		$2.60		$2.21

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stock Option Plans (continued)

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2002:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.55-$1.45	191,200	9.48	—	$1.33
$2.40	324,380	4.75	324,380	$3.22
$3.00	168,500	9.23	—	$3.00
$3.22	381,393	6.85	329,373	$3.22
$3.84	210,165	8.70	52,541	$3.84

9.    Common Stock

During November 2000, Point Massachusetts issued 260,106 shares of Common Stock to a corporate investor at a price of $3.84 per share. The stock was issued pursuant to a letter of intent that allowed the investor exclusive rights, but no obligation, to purchase Point Massachusetts within a given period. Subsequent to year-end, the agreement was mutually terminated.

During April 2001, Point Massachusetts issued 52,021 shares of Common Stock at a price of $3.84 per share to an institutional investor. The investment was made pursuant to the investors’ right to participate in the sale of Common Stock, up to their ownership percentage, under the current common stockholders’ agreement.

During April 2001, Point Massachusetts issued 1,352,546 shares of Common Stock to outside investors at a price of $3.84 per share.

On March 15, 2002, in connection with the merger (see note 3) the Company announced the approval of an amendment of its Certificate of Incorporation to effect a 1 for 10 reverse split of the Company’s common stock and to change the Company’s name to Point Therapeutics, Inc. Effective on March 18, 2002, the OTC Bulletin Board stock symbol for the Company’s common stock was changed to “POTP.”

Pursuant to the Merger Agreement, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 4.16168 shares of the Company’s common stock. The total number of issued and outstanding shares of the Company’s common stock was approximately 9,276,000 immediately after giving effect to the Merger and the 1 for 10 reverse split.

As a result of the Merger, the former stockholders of Point Massachusetts held, immediately after the Merger, approximately 79.6% of the issued and outstanding shares of the Company’s common stock; the remaining 20.4% of the issued and outstanding shares of the Company’s common stock were held by the stockholders who held the Company’s common stock immediately before the Merger became effective.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The Company’s effective income tax rate as of December 31, differed from the expected US federal tax statutory expense as set forth below:

	December 31,
	2002	2001	2000
Expected tax expense (benefit)	$(864,524)	$(601,932)	$796,310
State income taxes, net of federal benefit	(468,907)	(326,480)	148,920
Stock compensation expense and other	9,316	9,028	12,050
Carryforward (utilization) of net operating losses	1,324,115	919,384	(957,280)

Income tax expense	$—	$—	$—

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $14,325,000 and $14,095,000, to offset future federal and state taxable income, respectively. The Company also has research and development tax credit carryforwards of approximately $386,000 and $241,000 to offset future federal and state tax liability, respectively. The net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided in Internal Revenue Code (IRC) sections 382 and 383.

Deferred tax assets at December 31, 2002 and 2001 consist of the following:

	December 31,
	2002	2001
Deferred tax liabilities:
Depreciation	$(13,045)	$(4,664)

Total deferred tax liabilities	(13,045)	(4,664)
Deferred tax assets:
Net operating loss carryforwards	5,754,347	2,606,953
Research and development credit carryforwards	544,695	426,105
Accrued expenses	77,816	220,306
Intangible assets	268,357	284,050

Total deferred tax assets	6,645,215	3,537,414

Net deferred tax assets:	6,632,170	3,532,750
Valuation allowance	(6,632,170)	(3,532,750)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax assets, as their utilization is not probable at this time. The valuation allowance increased by $3,099,420 during 2002.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Net Income (Loss) Per Share

Net loss per share is presented under the requirements of FAS No. 128, “Earnings per Share” (“FAS 128”), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for the years ended December 31, 2002 and 2001, they have been excluded from the computation of weighted-average shares used in computing dilutive net loss per share for the years ended December 31, 2002 and 2001. Dilutive shares are included in the calculation for the year ended December 31, 2000.

	Year ended December 31,
	2002	2001	2000
Net income (loss)	$(7,478,585)	$(5,207,022)	$2,342,083

Weighted-average shares outstanding:
Denominator for basic earnings per share	8,897,917	7,017,145	5,763,938
Common stock equivalent:
– stock options	—	—	80,987
– warrants	—	—	19,506

Denominator for diluted earnings per share	8,897,917	7,017,145	5,864,431

Net income (loss) per share
Basic	$(0.84)	$(0.74)	$0.41

Diluted	$(0.84)	$(0.74)	$0.40

12.    Retirement Savings Plan

The Company implemented a 401(k) retirement savings plan covering all of the Company’s employees on January 1, 2002. Matching Company contributions are at the discretion of management of the Company. Management authorized matching contributions up to 3% of participants’ salaries amounting to approximately $24,000, $0 and $0 for the year ended December 31, 2002, 2001 and 2000, respectively.

13.    Related Party Transactions

The Company utilizes the services of a law firm, of which a Director of the Company is a Partner. During 2002, 2001 and 2000, the Company paid fees totaling approximately $558,000, $703,000 and $72,000, respectively, for legal services in connection with organizational, general corporate, transaction and other related matters. The Company believes that the fees charged by the law firm to the Company are as fair to the Company for the services provided as could have been obtained from another comparable law firm.

14. Subsequent Event

As of December 31, 2002, the Company was a defendant in a lawsuit brought by Pall Corporation (“Pall”) in the United States District Court for the Eastern District of New York and the District of Colorado regarding the

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s LeukoNet System, which is no longer made or sold by the Company (the “Pall Litigation”). In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall’s U.S. Patent No. 4,952,572 (the “‘572 Patent”).

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from Hemasure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, approximately $100,000 of net royalties was accrued and is payable to the Company.

15.    Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2002	Second Quarter Ended June 30, 2002	Third Quarter Ended September 30, 2002	Fourth Quarter Ended December 31, 2002
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	923,671	1,224,173	1,506,621	1,505,492
General and administrative	695,073	502,811	759,787	543,516

Total operating expenses	1,618,744	1,726,984	2,266,408	2,049,008
Loss from operations	(1,618,744)	(1,726,984)	(2,266,408)	(2,049,008)
Interest income	29,823	64,691	49,845	38,200
Interest expense	—	—	—	—

Net loss	$(1,588,921)	$(1,662,293)	$(2,216,563)	$(2,010,808)

Basic and diluted net loss per share:	$(0.21)	$(0.18)	$(0.24)	$(0.22)

Shares used in computing net loss per share:	7,743,413	9,275,755	9,275,755	9,275,755

	First Quarter Ended March 31, 2001	Second Quarter Ended June 30, 2001	Third Quarter Ended September 30, 2001	Fourth Quarter Ended December 31, 2001
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	766,090	1,062,817	733,149	860,302
General and administrative	456,470	410,940	340,893	801,824

Total operating expenses	1,222,560	1,473,757	1,074,042	1,662,126
Loss from operations	(1,222,560)	(1,473,757)	(1,074,042)	(1,662,126)
Interest income	55,176	77,846	58,245	34,196
Interest expense	—	—	—	—

Net loss	$(1,167,384)	$(1,395,911)	$(1,015,797)	$(1,627,930)

Basic and diluted net loss per share:	$(0.20)	$(0.19)	$(0.14)	$(0.22)

Shares used in computing net loss per share:	5,981,999	7,295,671	7,386,565	7,386,565