Form 10-K/A
period 2002-12-31
POINT THERAPEUTICS INC
filed 2003-04-30
CIK 919745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $10,407,000.

The number of shares outstanding of the Registrant’s common stock as of March 21, 2003 was approximately 9,276,000.

Documents incorporated by reference: None.

POINT THERAPEUTICS, INC.

TABL E OF CONTENTS

Form 10-K/A

PART I

PART II

PART III

PART IV

Point Therapeutics, Inc. (the “Company” or “Point”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, by restating Part I, Item 4A, Part III, Items 10, 11, 12 and 13 thereof.

PART I

Item 1.    Business

Overview

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

The following trademarks are mentioned in this Annual Report on Form 10-K/A: HemaSure, r/LS, LeukoNet, PT-100 and Point Therapeutics.

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

Item 4A.    Executive Officers of the Company

Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this Report.

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

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

In December of 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K/A.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

The following table sets forth the name, age as of March 21, 2003, positions and offices of each person who serves as a director of the Company:

Name	Age	Position
Donald R. Kiepert, Jr.	55	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy J. Barberich (1)	55	Director
Thomas M. Claflin (2)	62	Director
Daniel T. Roble (1) (2)	57	Director
William J. Whelan, Jr. (1)(2)	48	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

Except for Mr. Barberich, each person who serves as a director of the Company was appointed as a director on March 15, 2002, pursuant to the terms of the Merger Agreement among the Company, PT Acquisition Corp. and Point Massachusetts. No director or executive officer of the Company is related to any other director or executive officer of the Company by blood or marriage.

Donald R. Kiepert, Jr. has served as the Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company since March 15, 2002, and has served in the same positions and offices with Point Massachusetts since its inception in 1996. Prior to that, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

Timothy J. Barberich has served as a director of the Company since the Company’s inception in 1993 and was Chairman of the Board of Directors from 1993 until March 1996 and from April 1997 until March 15, 2002. Mr. Barberich has also served as a director of Point Massachusetts since March 1999. Mr. Barberich was a founder of Sepracor, Inc. and since 1984, Mr. Barberich has served as Chairman of the Board of Directors and Chief Executive Officer of Sepracor. From 1984 to 1999, Mr. Barberich served as President of Sepracor. Mr. Barberich also serves as a director of BioSphere Medical, Inc. and he also served as a director of Versicor, Inc. until February 21, 2003.

Thomas M. Claflin has served as a director of the Company since March 15, 2002 and as a director of Point Massachusetts since December 1999. He is the President and Chief Executive Officer of the venture capital firm of Claflin Capital Management, which he founded in 1978. Prior to forming Claflin Capital, he was a general partner of PaineWebber’s venture capital partnership group and a general partner at the venture capital firm of T.A. Associates.

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

Donald R. Kiepert, Jr. has served as the Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company since March 15, 2002, and has served in the same positions and offices with Point Massachusetts since its inception in 1996. Prior to that, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

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

Mr. Duffy has served as Senior Vice President, General Counsel and Secretary of the Company since May 2002. Prior to that, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc./Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray in Boston, Massachusetts. He is also a founder and principal of a private business advisory firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding Common Stock, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with all copies of Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that during the fiscal year ended December 31, 2002, all filing requirements were timely satisfied.

Item 11.    Executive Compensation.

The following table provides certain summary information for the fiscal years ended December 31, 2002, 2001 and 2000, concerning compensation paid or accrued by the Company to or on behalf of the persons who served as executive officers of the Company in 2002:

SUMMARY COMPENSATION TABLE (1) (6)

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Securities Underlying Options (#)	All Other Compensation ($)(3)
Donald R. Kiepert, Jr.	2002	$300,000	$90,000	—	60,000	$3,326
Chairman, President and	2001	$283,615	$81,000	—	41,616	$110
Chief Executive Officer	2000	$280,000	$28,000	—	41,616	$110

Richard N. Small	2002	$190,000	$58,000	—	40,000	$4,965
Senior Vice President,	2001	$164,423	$48,000	—	20,808	$72
Chief Financial Officer and Treasurer	2000	$160,000	$16,000	—	20,808	$72

Barry Jones, Ph.D.	2002	$160,000	$48,000	—	30,000	$4,319
Senior Vice President, Research	2001	$137,449	$27,000	—	16,646	$110
	2000	$130,260	$12,075	—	12,485	$110

Michael P. Duffy (4)	2002	$114,000	—	—	106,000	$96
Senior Vice President,	2001	—	—	—	—	—
General Counsel and Secretary	2000	—	—	—	—	—

Lawrence Nussbaum, M.D. (5)	2002	$210,000	$31,500	$27,973	—	$159
Former Chief Medical	2001	$41,193	—	—	106,122	$18
Officer	2000	—	—	—	—	—

(1)	The merger between the Company and Point Massachusetts was effective as of March 15, 2002. Accordingly, the summary compensation information provided in this table for the period from March 16, 2002 through December 31, 2002 was paid entirely by the Company, and the compensation information for the periods from January 1, 2002 through March 15, 2002 and the years ending December 31, 2001 and 2000 consist of compensation paid entirely by Point Massachusetts. In accordance with the merger that took place on March 15, 2002, securities underlying options for the years ending December 31, 2001 and 2000 granted by Point Massachusetts are presented reflecting the conversion into the right to receive 4.16168 shares of the Company’s common stock.

(2)	Other annual compensation for Dr. Nussbaum in 2002 includes rent paid on an apartment in the Boston area and related commuting trips totaling $16,294 and payments for the related tax liability totaling $11,679.

(3)	Other compensation in 2002 includes a matching 401K contribution totaling $3,002, $4,319 and $4,754 for Mr. Kiepert, Mr. Small and Dr. Jones, respectively. All other amounts in 2002, 2001 and 2000 represent the taxable portion of group term-life insurance.

(4)	Mr. Duffy joined the Company part-time in May 2002 and full-time in September 2002.

(5)	Dr. Nussbaum served the Company from October 2001 until April 2003.

(6)

Prior to the merger between the Company and Point Massachusetts on March 15, 2003, John F. McGuire, III was the President and Chief Executive Officer of the Company on a diminished basis due to the sale of all of the Company’s non-cash assets to Whatman in May 2001. From the period January 1, 2002 through March 15, 2002, Mr. McGuire earned $9,615. Upon the completion of the merger on March 15, 2002, Mr. McGuire was paid severance pay of $36,538.

Option Grants During 2002

The following table sets forth option grants by the Company to Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy, and Dr. Nussbaum during the year ended December 31, 2002 under the Company’s Amended and Restated 1994 Stock Option Plan. The maximum term of each option granted was ten years from the date of grant, subject to earlier termination in the event of resignation or termination of employment. The percentage of the total options granted to the Company’s employees in 2002 shown in the table below is based on options to purchase an aggregate of 320,500 shares of the Company’s Common Stock granted to employees during the year ended December 31, 2002. The exercise price of each option was equal to the fair market value of the Company’s Common Stock on the date of grant as determined by the Board of Directors.

The potential realizable values are net of the exercise prices and before taxes associated with the exercise, and are based on the assumption that the Company’s Common Stock would have appreciated at the annual rate shown from the date of the grant until the expiration of the ten-year option term. The Company has calculated these numbers based on the rules of the Securities and Exchange Commission, and they do not represent the Company’s estimate or projection of future Point Common Stock prices. The amounts reflected in the table may not necessarily be achieved. The actual amount the executive officer may realize will depend upon the extent to which the stock price exceeds the exercise price of the options on the exercise date.

	Option Grants Individual Grants (1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Donald R. Kiepert, Jr.	60,000	18.7%	$3.00	3/19/2012	$293,201	$466,874
Richard N. Small	40,000	12.5%	$3.00	3/19/2012	$195,467	$311,249
Barry Jones, Ph.D.	30,000	9.4%	$3.00	3/19/2012	$146,601	$233,437
Michael P. Duffy	106,000	33.1%	$1.45	5/28/2012	$250,361	$398,658
Lawrence Nussbaum, M.D.	—	—	—	—	—	—

Aggregated Option Exercises and Fiscal-Year-End Option Values

The following table sets forth option exercises by Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy and Dr. Nussbaum and value of in-the-money unexercised options held by each such person at December 31, 2002.

The value of unexercised in-the-money options held at December 31, 2002 represents the total gain which the option holder would realize if the option holder exercised all of the in-the-money options held at December 31, 2002, and is determined by multiplying the number of shares of the Company’s common stock underlying the options by the difference between $0.65 (which was the fair market value per share of the Company’s common stock at fiscal year end December 31, 2002 and the applicable per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options At FY-End (#)		Value Of Unexercised In-The-Money Options At FY-End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald R. Kiepert, Jr	—	—	114,446	112,022	—	—
Richard N. Small	—	—	109,244	66,010	—	—
Barry Jones, Ph.D.	—	—	60,345	48,727	—	—
Michael P. Duffy	—	—	26,500	79,500	—	—
Lawrence Nussbaum, M.D.	—	—	26,531	79,591	—	—

Director Compensation

The Company did not provide any cash compensation to members of its Board of Directors in 2002.

Under its current policies, the Company does not provide cash compensation to members of the Company’s Board of Directors for serving on its Board of Directors or for attendance at Board and Committee meetings. Members of Company’s Board of Directors are reimbursed for reasonable expenses in connection with attendance at Board and Committee meetings. In consideration for services as non-employee directors, the Company also grants options to purchase shares of the Company’s common stock to its non-employee directors.

Employment Agreements

The Company has employment agreements with the following executive officers:

•	Donald R. Kiepert, Jr., Chairman, President and Chief Executive Officer

•	Richard N. Small, Senior Vice President, Chief Financial Officer and Treasurer

•	Barry Jones, Ph.D., Senior Vice President, Research

•	Michael P. Duffy, Senior Vice President, General Counsel and Secretary

•	Margaret J. Uprichard, Pharm.D., Vice President, Clinical and Regulatory Affairs

•	Lawrence Nussbaum, M.D., Former Chief Medical Officer

Mr. Kiepert’s employment agreement provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer through October 31, 2004. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The agreement provides for a salary of $300,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If the Company terminates Mr. Kiepert’s agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert terminates his agreement for good reason, as that term is defined in the agreement, he is entitled continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert’s agreement is terminated under certain circumstances following a change of control, as that term is defined in the agreement, the Company is obligated to pay him a lump-sum payment equal to two times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $50,000 for fringe benefits.

Mr. Small’s employment agreement provides for his employment as Senior Vice President, Chief Financial Officer and Treasurer through October 31, 2004. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a salary of $190,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If the Company terminates Mr. Small’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, the Company is obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Jones’ employment agreement provides for his employment as Senior Vice President, Research through January 1, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a salary of $190,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion.

If the Company terminates Dr. Jones’ employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones’ employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, the Company is obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Mr. Duffy’s employment agreement provides for his employment as Senior Vice President, General Counsel and Secretary through May 28, 2005. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a salary of $190,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If the Company terminates Mr. Duffy’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, the Company is obligated to pay him a lump sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Uprichard’s employment agreement provides for her employment as Vice President, Clinical and Regulatory Affairs through January 13, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a salary of $190,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If the Company terminates Dr. Uprichard’s employment agreement for any reason other than for cause, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard terminates her agreement for good reason, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, the Company is obligated to pay her a lump sum payment equal to one and one-half times the sum of her base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Nussbaum’s employment agreement, entered into as of September 26, 2001, provided for his employment as Chief Medical Officer “at will” until terminated by either party. The employment agreement provided for a salary of $210,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If the Company terminated Dr. Nussbaum’s employment agreement for any reason other than for cause, as that term is defined in the employment agreement, he was entitled to his base salary for twelve months following the time of the termination. Dr. Nussbaum and the Company entered into a mutually acceptable separation agreement dated as of April 15, 2002 and Dr. Nussbaum received a lump-sum amount equal to twelve months of his base salary at the time of his separation.

Compensation Committee Interlocks and Insider Participation

Board members who served on the Compensation Committee during fiscal year 2002 were Mr. Barberich, Mr. Roble and Mr. Whelan. Neither Mr. Barberich, Mr. Roble nor Mr. Whelan was at any time during 2002, or formerly, an officer or employee of the Company or any subsidiary of the Company. Mr. Whelan does not have any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Barberich is President and Chief Executive Officer of Sepracor and Mr. Roble is a partner at the

Company’s law firm, Ropes & Gray. Please see “Certain Relationships and Related Transactions” below for disclosure regarding Mr. Barberich’s and Mr. Roble’s relationships with the Company.

No executive officer of the Company in 2002 served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 21, 2003, certain information concerning beneficial ownership of stock of the Company (as determined under the rules of the SEC) by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s common stock, (ii) each of the Company’s Directors and nominees for Director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise indicated, the address for each person is to the care of Point Therapeutics, Inc., 125 Summer Street, Suite 1840, Boston, MA 02110.

Name	Number of Shares Beneficially Owned	Percentage of Class
Federated Investors, Inc. Federated Investors Towers Pittsburgh, PA 15222-3779	1,300,525	14.0%

William Bachovchin, Ph.D. c/o Tufts University School of Medicine 136 Harrison Street, MV-613 Boston, MA 02111	1,028,175	11.1

Claflin Capital Management (1) 10 Liberty Square, Suite 300 Boston, MA 02109	903,251	9.7

Thomas M. Claflin II (2) c/o Claflin Capital Management 10 Liberty Square, Suite 300 Boston, MA 02109	903,251	9.7

Donald R. Kiepert, Jr. (3) 32 Garrison Street, 40-505 Boston, MA 02116	704,581	7.5

Sepracor, Inc. (4) 84 Waterford Drive Marlborough, MA 01752	670,033	7.0

Graystone Venture Partners, LLC (5) One Northfield Plaza, Suite 530 Northfield, IL 60093	623,902	6.7

Barbara P. Wallner, Ph.D. 40B Nichols Road Cohasset, MA 02025	595,944	6.4

Cathy A. Kiepert 58 Fairbanks Sudbury, MA 02116	564,731	6.1

Gerd Petrik (6) c/o Stone Life Science Holdings LTD 635 S. Orange Avenue, Suite 10 Sarasota, FL 34236	524,841	5.6

Gambro, Inc. 10811 W. Collins Avenue Lakewood, CO 80215	516,534	5.6

Richard N. Small (7)	286,684	3.0

Lawrence L. Nussbaum, M.D. (8)	106,122	1.1

Barry Jones, Ph.D. (9)	67,844	*

Timothy J. Barberich (10)	37,008	*

William J. Whelan, Jr. (11)	31,212	*

Michael P. Duffy (12)	26,500	*

Daniel T. Roble (13)	20,808	*

All directors and executive officers as a group (9 persons) (14)	2,184,012	22.1

* Beneficial ownership does not exceed 1% of the outstanding common stock of the Company.

(1)	Consists of 306,355 shares of common stock held by the Claflin Capital VI Fund, 216,570 shares of common held by the Claflin Capital VII Fund, 310,410 shares of common stock held by Black Diamond Fund, L.P., 41,950 shares issuable to the Claflin Capital VI Fund upon exercise of common stock warrants, and 27,966 shares issuable to the Claflin Capital VII Fund, upon exercise of common stock warrants. Mr. Claflin in his capacity of President and Chief Executive Officer of Claflin Capital Management has voting and investment power with respect to these shares but disclaims beneficial ownership with respect to these shares.

(2)	Consists of 306,355 shares of common stock held by the Claflin Capital VI Fund, 216,570 shares of common held by the Claflin Capital VII Fund, 310,410 shares of common stock held by Black Diamond Fund, L.P., 41,950 shares issuable to the Claflin Capital VI Fund upon exercise of common stock warrants, and 27,966 shares issuable to the Claflin Capital VII Fund, upon exercise of common stock warrants. Mr. Claflin in his capacity of President and Chief Executive Officer of Claflin Capital Management has voting and investment power with respect to these shares but disclaims beneficial ownership with respect to these shares.

(3)	Includes 139,850 shares issuable to Mr. Kiepert upon the exercise of options currently exercisable or exercisable within 60 days of March 21, 2003.

(4)	Includes 236,700 shares issuable to Sepracor, Inc. upon exercise of common stock warrants.

(5)	Consists of 553,986 shares of common stock held by Graystone Venture Direct Equity, L.P., which is managed by Graystone Venture Partners, LLC, and 69,916 shares issuable to the Graystone Venture Direct Equity, L.P., upon exercise of common stock warrants.

(6)	Consists of 478,231 shares of common stock held by StoneLife Science Holdings, Ltd. and 46,610 shares issuable to StoneLife Science Holdings, Ltd. upon exercise of common stock warrants.

(7)	Includes 124,446 shares issuable to Mr. Small upon the exercise of options currently exercisable or exercisable within 60 days of March 21, 2003.

(8)	Consists solely of shares issuable to Dr. Nussbaum upon the exercise of options exercisable within 60 days of March 21, 2003.

(9)	Consists solely of shares issuable to Dr. Jones upon the exercise of options currently exercisable or exercisable within 60 days of March 21, 2003.

(10)	Consists solely of shares issuable to Mr. Barberich upon the exercise of options currently exercisable.

(11)	Includes 20,808 shares issuable to Mr. Whalen upon the exercise of options currently exercisable.

(12)	Consists solely of shares issuable to Mr. Duffy upon the exercise of options currently exercisable or exercisable within 60 days of March 21, 2003.

(13)	Consists solely of shares issuable to Mr. Roble upon the exercise of options currently exercisable.

(14)	Includes 613,304 shares of common stock subject to options or warrants currently exercisable or will become exercisable within 60 days of March 21, 2003.

(15)	As of March 21, 2003, there were 9,275,755 common stock shares of the Company outstanding.

(16)	Information included in this report was derived from various sources known to the Company including filings made with the Securities and Exchange Commission, statements filed with the Company by directors and executive officers of the Company and Company records.

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

Item 13.    Certain Relationships and Related Transactions.

Sepracor

The Company was organized in December 1993 as a subsidiary of Sepracor. Effective January 1, 1994, Sepracor transferred its blood filtration and membrane filter design business to the Company in exchange for 3,000,000 shares. As of March 21, 2003, Sepracor owned approximately 4.7% of the Company’s issued and outstanding common stock (approximately 7.1% on a fully diluted basis). Mr. Barberich, one of the Company’s directors, is President and Chief Executive Officer of Sepracor.

In September 1998, the Company completed a $5 million revolving line of credit arrangement with a commercial bank. Sepracor, the Company’s largest stockholder at the time, had guaranteed to repay amounts borrowed under the line of credit (all of which was repaid by the Company as of September 2000). In exchange for the guarantee, the Company granted to Sepracor warrants to purchase up to 170,000 shares of common stock at a price of $6.90 per share. The warrants will expire in September 2003 and have certain registration rights associated with them.

On March 23, 1999, the Company completed a private placement financing with Sepracor in which the Company received $2 million in exchange for 133,333 shares of common stock and warrants to purchase an additional 66,700 shares of common stock at $15.00 per Share. The warrants will expire in March 2004 and have certain registration rights associated with them. The Company may require Sepracor to exercise these warrants under certain circumstances as described in the warrant agreement.

Gambro Inc.

In 1998, the Company completed a distribution agreement, which was amended in May 1999, with Gambro Inc. (“Gambro”) to act as the exclusive distributor of the Company’s r\LS System worldwide, except for sales to the American Red Cross. In November 2000, the Company was notified by Gambro of its purported termination of the distribution agreement. In March 2001, the Company signed a termination and release agreement with Gambro, effective November 2000, which ended the distribution and development agreement. In consideration for the Company’s inventory of products bearing Gambro’s company name (net book value at December 31, 2000 of $332,000), and by way of complete resolution of all issues outstanding between the Company and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000. As of March 21, 2003, Gambro owned approximately 5.6% of the Company’s issued and outstanding common stock.

Certain Other Relationships

On November 15, 2001, the Company and PT Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of consummating a merger transaction, entered into an Agreement and Plan of Merger with Point Massachusetts. On March 15, 2002, the Company’s stockholders approved a 1-for-10 reverse split of the

Company’s common stock and a name change of the Company from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the merger agreement previously entered into by both parties. The merger became effective on March 15, 2002, at which time, Point Massachusetts became a wholly-owned subsidiary of the Company. Point Massachusetts subsequently changed its name to “Point Therapeutics Massachusetts, Inc.”

As noted above, Mr. Barberich, a director of the Company, is a director, Chairman and Chief Executive Officer of Sepracor, which beneficially owned approximately 31.5% of the Company’s common stock as of December 31, 2001. Mr. Barberich has served as a director of Point Massachusetts since March of 1999. As of December 31, 2001, Mr. Barberich beneficially owned approximately 1% of HMSR’s outstanding common stock and less than 1% of Point Massachusetts’ outstanding common stock. Mr. Barberich’s interests were disclosed to and considered by the Company’s and Point Massachusetts’ Boards of Directors in connection with their consideration of the merger. Mr. Barberich abstained from voting on the merger and the merger agreement at the meetings of each company’s Board of Directors because of these interests.

Mr. Daniel T. Roble, a director of the Company, is a partner of the law firm of Ropes & Gray. Ropes & Gray provided Point Massachusetts with legal services in the past and in connection with the merger and currently provides legal services to the Company.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(g) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The	following documents are included as part of this Annual Report on Form 10-K/A.

1.    Financial Statements

The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page F-1.

2.    Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

3.    Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K/A.

Accompanying this Annual Report on Form 10-K/A are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

(b)	The Registrant filed the following Report on Form 8-K during the fourth quarter of 2002 and through March 21, 2003:

Date of Report	Reported

February 27, 2003	Current Report on Form 8-K to report under Item 5 (Other Events) that it had issued a press release announcing the Company’s financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2003.

POINT THERAPEUTICS, INC.

By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 28, 2003

/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 28, 2003

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	April 28, 2003

/s/ THOMAS M. CLAFLIN Thomas M. Claflin	Director	April 28, 2003

/s/ DANIEL T. ROBLE Daniel T. Roble, Esq	Director	April 28, 2003

/s/ WILLIAM J. WHELAN, JR. William J. Whelan, Jr.	Director	April 28, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald R. Kiepert, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Point Therapeutics, Inc.;

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

Dated: April 28, 2003	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard N. Small, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Point Therapeutics, Inc.;

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

Dated: April 28, 2003	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

2.1(12)	Agreement and Plan of Merger, dated November 15, 2001, among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2(8)	Asset Purchase Agreement, dated as of February 3, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3(9)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2(10)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.

3.3(11)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4(13)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5(1)	By-Laws of Point Therapeutics, Inc.

4.1(14)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2(14)	Form of Warrant for Point Therapeutics, Inc.

4.2(2)	Registration Rights Agreement, dated January 23, 1997, by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.3(3)	Registration Rights Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.4(4)	Warrant Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.5(4)	Warrant Certificate, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.6(5)	Registration Rights Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.7(5)	Warrant Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.8(5)	Warrant Certificate, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.9(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Thomas D. Foley.

4.10(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VI.

4.11(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VII.

4.12(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Dr. Pennington.

4.13(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Fieldmark, Inc.

4.14(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Graystone.

4.15(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Kenneth Zito.

4.16(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Medical Investments.

Exhibit No.	Description

4.17(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Nancy Finn.

4.18(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Cornelia Stutz.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Point Therapeutics, Inc.’s 1994 Director Option Plan.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, dated June 25, 1996.

10.4(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, effective as of May 16, 1996.

10.5(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, dated June 25, 1996.

10.6(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, effective as of May 16, 1996.

10.7(5)	Securities Purchase Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

10.8(7)	Form of Purchase Agreement, dated March 2, 2000.

10.9(7)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

10.10(9)	Royalty Agreement, dated as of May 29, 2001, by and among Point Therapeutics, Inc., Whatman and Whatman plc.

10.11(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

10.12(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

10.13(14)	Employment Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.14(14)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

10.15(15)	Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

10.16(16)	Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

10.17(16)	Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

10.18(14)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

21.1(16)	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).
(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1998.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(9)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(16)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

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