Form 10-Q
period 2003-03-31
POINT THERAPEUTICS INC
filed 2003-05-15
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19410

POINT THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3216862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 SUMMER STREET BOSTON, MASSACHUSETTS	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (617) 933-2130

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of May 8, 2003, there were 9,275,755 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2003 and 2002 and for the Period From Inception (September 3, 1996) through March 31, 2003	4

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2003 and 2002 and for the Period From Inception (September 3, 1996) through March 31, 2003	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

CERTIFICATIONS		16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$10,092,239	$12,005,495
Prepaid expenses and other current assets	505,937	273,694

Total current assets	10,598,176	12,279,189

Office and laboratory equipment, net	261,579	273,385

Total assets	$10,859,755	$12,552,574

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$758,196	$488,603
Accrued expenses	431,722	728,987
Accrued severance	250,000	4,713
Accrued professional fees	121,010	178,000

Total current liabilities	1,560,928	1,400,303

Patent liability, less current portion	57,055	57,055

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 35,000,000 shares authorized, 9,275,755 shares issued and 9,275,755 shares outstanding at March 31, 2003 and December 31, 2002	93,769	93,769
Additional paid-in capital	28,151,130	28,142,973
Treasury stock, 101,169 and 101,169 shares at cost, as of March 31, 2003 and December 31, 2002, respectively	(331,936)	(331,936)
Deficit accumulated during the development stage	(18,671,191)	(16,809,590)

Total stockholders’ equity	9,241,772	11,809,216

Total liabilities and stockholders’ equity	$10,859,755	$12,552,574

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended March 31,		Period from Inception (September 3, 1996) through March 31,
	2003	2002	2003
Revenues
License revenue	$96,150	$—	$5,096,150
Sponsored research revenue	—	—	2,400,000

Total revenues	96,150	—	7,496,150

Operating expenses
Research and development	1,486,573	923,671	18,849,883
General and administrative	496,114	695,073	8,166,922

Total operating expenses	1,982,687	1,618,744	27,016,805

Net loss from operations	(1,886,537)	(1,618,744)	(19,520,655)

Interest income, net
Interest income	24,936	29,823	932,116
Interest expense	—	—	(82,652)

Total interest income, net	24,936	29,823	849,464

Net loss	$(1,861,601)	$(1,588,921)	$(18,671,191)

Basic and diluted net loss per common share	$(0.20)	$(0.21)

Weighted average common shares for basic and diluted net loss computation	9,275,755	7,743,413

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three-months ended March 31,		Period from Inception (September 3, 1996) through March 31,
	2003	2002	2003
Cash flows from operating activities
Net loss	$(1,861,601)	$(1,588,921)	$(18,671,191)
Adjustments to reconcile net loss to net cash used:
Depreciation	22,024	8,609	161,430
Issuance of compensatory stock options	8,157	3,913	168,763
Common stock issued under license agreement	—	—	910,677
Patent costs	—	—	75,557
Accrued interest on convertible notes	—	—	82,652
Changes in assets and liabilities:
Prepaid expenses and other	(232,243)	(254,576)	(525,214)
Accounts payable and accrued liabilities	160,625	334,611	1,558,484

Net cash used in operating activities	(1,903,038)	(1,496,364)	(16,238,842)

Cash flows from investing activities
Purchase of office and laboratory equipment	(10,218)	(98,722)	(423,009)

Net cash used in investing activities	(10,218)	(98,722)	(423,009)

Cash flows from financing activities
Proceeds from merger between Point and HMSR Inc.	—	13,835,285	14,335,285
Proceeds from issuance of common stock, net of costs	—	—	10,541,959
Proceeds from issuance of convertible note	—	—	1,892,904
Principal payments of patent liability	—	—	(16,058)

Net cash provided by financing activities	—	13,835,285	26,754,090

Net increase (decrease) in cash and cash equivalents	(1,913,256)	12,240,199	10,092,239

Cash and cash equivalents, beginning of period	12,005,495	5,563,344	—

Cash and cash equivalents, end of period	$10,092,239	$17,803,543	$10,092,239

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(unaudited)

1.	Nature of the Business

Point Therapeutics, Inc. (the “Company”) is developing small molecule drugs for the treatment of certain hematopoietic disorders and for a variety of cancerous tumors. PT-100, the Company’s lead product candidate, has the potential to treat a number of different hematopoietic disorders as well as certain cancerous tumors.

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

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Point Therapeutics, Inc., a privately-held Massachusetts corporation (“Point Massachusetts”). At that time, HMSR paid Point Massachusetts a $500,000 lock-up fee. The lock-up fee was included when determining the final stock conversion ratio between Point Massachusetts and HMSR, as described below.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point Therapeutics Massachusetts, Inc. for the year ended December 31, 2002, contained in a Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three-month periods ended March 31, 2003 and 2002. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(1,861,601)	$(1,588,921)
Deduct: Stock compensation cost as computed under APB No.25	8,157	3,913
Add: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(98,152)	(105,191)

Pro Net Pro Forma Net loss	(1,951,596)	(1,690,199)

Diluted net loss per share, as reported	$(0.20)	$(0.21)

Diluted net loss per share, pro forma	$(0.21)	$(0.22)

The weighted-average per share fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.65 and $3.00, respectively.

The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2002
Expected life (years)	4.0	4.0
Interest rate	3.50%	4.69%
Volatility	.93	.93

4.	License Revenue

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from Hemasure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, $96,150 of net royalties was accrued and is payable to the Company. As of March 31, 2003, the Company has recognized $96,150 of license revenue and the related accounts receivable.

5.	New Accounting Standards

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

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, the ability of the Company to (i) successfully develop products, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before its competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2003 and from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

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

Besides the hematopoeitic and anti-tumor applications described above, the Company is also exploring a number of different applications for PT-100 and its clinical analogues on a pre-clinical basis. In addition, the Company from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions.

To date, the Company has generated no revenues from product sales and has depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue its intended business activities. The Company has a net accumulated deficit of $18,671,000 through March 31, 2003. The accumulated deficit has resulted principally from the Company’s efforts to develop drug candidates and the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing developmental and clinical efforts. The Company’s potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical product candidate, PT-100, and to license and develop new pharmaceutical compounds.

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

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Point Therapeutics, Inc., a privately-held Massachusetts corporation (“Point Massachusetts”). At that time, HMSR paid Point Massachusetts a $500,000 lock-up fee. The lock-up fee was included when determining the final stock conversion ratio between Point Massachusetts and HMSR, as described below.

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

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies

In December of 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 3 to our consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

For the three-months ended March 31, 2003, the Company recognized $96,000 of license revenue related to royalties payable to Point as successor to HMSR following the merger. The Company generated no revenues during the quarter ended March 31, 2002. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

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

Results of Operations

Three-months Ended March 31, 2003 and March 31, 2002

Revenues

The Company recorded license revenue in the first quarter ended March 31, 2003 totaling $96,000, representing royalties payable to Point as successor to HMSR following the merger. The Company generated no revenues during the quarter ended March 31, 2002.

Operating expenses

Research and development expenses increased 60.9% to $1,487,000 for the three-month period ended March 31, 2002 from $924,000 for the three-month period ended March 31, 2002. The increase was primarily due to costs associated with the hiring of additional employees in the clinical and regulatory area to support the Company’s PT-100 clinical program and preclinical research and development efforts in the Company’s hematopoietic and anti-tumor programs.

Since inception, the Company has incurred $18,850,000 in expenses on research and development activities. Almost all of the Company’s research and development efforts have been focused on the pre-clinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of cancer. The Company has no other material research and development programs and thus the $18,850,000 disclosed for research and development in the Company’s financial statements has primarily been directed towards developing PT-100. PT-100 is currently in early-stage clinical trials for its first indication, to treat neutropenia, and in late stage preclinical development to study PT-100’s ability to inhibit the growth of certain cancerous tumors. The Company cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, the Company is not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

General and administrative expenses decreased 28.6% to $496,000 for the three-month period ended March 31, 2003 from $695,000 for the three-month period ended March 31, 2002. The decrease was primarily due to costs incurred during the first quarter of 2002 associated with the merger between Point Massachusetts and HMSR.

Interest income, net

Interest income, net for the three-month period ended March 31, 2003 was $25,000 compared to $30,000 for the same period in 2002, a decrease of $5,000 or 20.0%. The decrease in interest income for the three-month period resulted from lower interest rates earned on the invested cash balance in 2003 as compared to the same period in 2002, offset in part by a higher invested cash balance compared to the same period in 2002.

Net loss

As a result of the foregoing, the Company incurred a net loss of $1,862,000, or $0.20 per share, for the three-month period ended March 31, 2003 compared to a net loss of $1,588,000, or $0.21 per share, for the three-month period ended March 31, 2002.

Liquidity and Capital Resources

The Company has financed its operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since the Company’s inception in September 1996, the Company has raised approximately $12,400,000, net of costs of raising capital, in private equity financings and $7,500,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, the Company received $14,335,000 as a result of the merger between Point Massachusetts and HMSR, including a $500,000 lock-up fee received upon the signing of the Merger Agreement. The Company has also received $932,000 from interest earned in invested cash balances.

At March 31, 2003, the Company’s cash and cash equivalents decreased $1,913,000 as compared to December 31, 2002. The decrease was primarily due to $1,903,000 used in operations for the three-month period ended March 31, 2003, primarily to fund the clinical program for PT-100 and other research and development initiatives. The Company also increased its investment in office and laboratory equipment by $10,000 from December 31, 2002 to $423,000 at March 31, 2003. The increase resulted from purchases of computers and furniture. The Company currently plans to spend approximately $50,000 during the remainder of 2003 on office and laboratory equipment.

At March 31, 2003, the Company had $10,092,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources and interest to be received should enable it to maintain current and planned operations into the first quarter of 2004. Over the next year, the Company will be considering all strategic options in order to ensure the continued funding of its operations after 2003 including, but not limited to, raising additional funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow and merger and acquisition activities and consolidations.

The Company has no off-balance sheet arrangements as of March 31, 2003.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or to the Company’s knowledge, in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date.

PART II— OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

The Company filed the following Report on Form 8-K during the first quarter of 2003 and through May 15, 2003:

Date of Report	Reported

May 9, 2003

Current Report on Form 8-K to report, pursuant to Item 9 (Regulation FD Disclosure), that the Company had issued a press release on May 8, 2003 announcing the Company’s financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: May 15, 2003	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

Date: May 15, 2003	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer

CERTIFICATIONS

I, Donald R. Kiepert, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Point Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DONALD R. KIEPERT, JR.
Name:	Donald R. Kiepert, Jr. Chief Executive Officer

I, Richard N. Small, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Point Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ RICHARD N. SMALL
Name:	Richard N. Small Chief Financial Officer