Form 10-Q
period 2003-06-30
POINT THERAPEUTICS INC
filed 2003-08-14
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐ Yes    ☒ No

As of August 13, 2003, there were 9,275,755 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$7,817,600	$12,005,495
Prepaid expenses and other current assets	523,832	273,694

Total current assets	8,341,432	12,279,189
Office and laboratory equipment, net	238,712	273,385

Total assets	$8,580,144	$12,552,574

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$345,536	$488,603
Accrued expenses	449,776	728,987
Accrued severance	37,693	4,713
Accrued professional fees	70,473	178,000

Total current liabilities	903,478	1,400,303
Patent liability, less current portion	52,367	57,055

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 35,000,000 shares authorized, 9,275,755 shares issued and 9,275,755 shares outstanding at June 30, 2003 and December 31, 2002	93,769	93,769
Additional paid-in capital	28,169,768	28,142,973
Treasury stock, 101,169 and 101,169 shares at cost, as of June 30, 2003 and December 31, 2002, respectively	(331,936)	(331,936)
Deficit accumulated during the development stage	(20,307,302)	(16,809,590)

Total stockholders’ equity	7,624,299	11,095,216

Total liabilities and stockholders’ equity	$8,580,144	$12,552,574

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-months ended June 30,		Six-months ended June 30,		Period from September 3, 1996 (date of inception) through June 30,
	2003	2002	2003	2002	2003
REVENUES:
License revenue	$—	$—	$96,150	$—	$5,096,150
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	96,150	—	7,496,150

OPERATING EXPENSES:
Research and development	1,142,267	1,224,173	2,628,840	2,147,844	19,992,150
General and administrative	511,217	502,811	1,007,331	1,197,884	8,678,139

Total operating expenses	1,653,484	1,726,984	3,636,171	3,345,728	28,670,289

Net loss from operations	(1,653,484)	(1,726,984)	(3,540,021)	(3,345,728)	(21,174,139)

INTEREST INCOME, NET:
Interest income	17,373	64,691	42,309	94,514	949,489
Interest expense	—	—	—	—	(82,652)

Total interest income, net	17,373	64,691	42,309	94,514	866,837

NET LOSS	$(1,636,111)	$(1,662,293)	$(3,497,712)	$(3,251,214)	$(20,307,302)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.18)	$(0.18)	$(0.38)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES FOR BASIC AND DILUTED NET LOSS COMPUTATION	9,275,755	9,275,755	9,275,755	8,513,816

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six-months ended June 30,		Period from inception (September 3, 1996) through June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,497,712)	$(3,251,214)	$(20,307,302)

Adjustments to reconcile net loss to net cash used:
Depreciation	44,004	22,485	183,410
Issuance of compensatory stock options	26,795	7,042	187,401
Common stock issued under license agreement	—	—	910,677
Patent costs	—	—	75,557
Accrued interest on convertible notes	—	—	82,652
Changes in assets and liabilities:
Prepaid expenses and other	(250,138)	(356,898)	(543,109)
Accounts payable and accrued liabilities	(496,825)	401,502	901,034

Net cash used in operating activities	(4,173,876)	(3,177,083)	(18,509,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office and laboratory equipment	(9,331)	(231,823)	(422,122)

Net cash used in investing activities	(9,331)	(231,823)	(422,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from merger between Point and HMSR Inc.	—	13,835,285	14,335,285
Proceeds from issuance of common stock, net of costs	—	—	1,892,904
Proceeds from issuance of convertible note	—	—	10,541,959
Principal payments of patent liability	(4,688)	(3,579)	(20,746)

Net cash provided by (used in) financing activities	(4,688)	13,831,706	26,749,402

Net increase (decrease) in cash and cash equivalents	(4,187,895)	10,422,800	7,817,600
Cash and cash equivalents, beginning of period	12,005,495	5,563,344	—

Cash and cash equivalents, end of period	$7,817,600	$15,986,144	$7,817,600

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(unaudited)

1.    Nature of the Business

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for the treatment of a variety of cancerous tumors and certain hematopoietic disorders. Point’s lead product candidate, PT-100, has the potential to inhibit the growth of certain cancerous tumors. Point is currently testing PT-100 in combination with Rituxan® for safety and efficacy in a Phase 1/2 human clinical study in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. Point is also developing PT-100 as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. Point is currently evaluating PT-100 in a human clinical study in which cancer patients undergoing chemotherapy are treated with PT-100 for neutropenia.

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

3.    Significant Accounting Policies

    Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2002, contained in a Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2003 and 2002. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,636,111)	$(1,662,293)	$(3,497,712)	$(3,251,214)

Deduct: Stock compensation cost as computed under APB No. 25	18,638	3,129	26,795	7,042
Add: Stock based employee compensation cost, net of related Tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(98,152)	(141,886)	(196,304)	(283,772)

Pro forma net loss	$(1,715,625)	$(1,801,050)	$(3,667,221)	$(3,527,944)

Diluted net loss per share, as reported	$(0.18)	$(0.18)	$(0.38)	$(0.38)

Diluted net loss per share, pro forma	$(0.18)	$(0.19)	$(0.40)	$(0.41)

The weighted-average per share fair value of options granted during the three months ended June 30, 2003 and 2002 was $0.53 and $0.98, respectively. The weighted average per share fair value of options granted during the six months ended June 30, 2003 and 2002 was $0.54 and $1.59 respectively.

The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2002
Expected life (years)	4.0	4.0
Interest rate	3.50%	4.69%
Volatility	.93	.93

4.    License Revenue

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from Hemasure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, $96,150 of net royalties was accrued and is payable to the Company. As of June 30, 2003, the Company has recognized $96,150 of license revenue and the related accounts receivable.

5.    New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not expect FIN 46 to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial position.

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

Overview

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for the treatment of a variety of cancerous tumors and certain hematopoietic disorders. Point’s lead product candidate, PT-100, has the potential to inhibit the growth of certain cancerous tumors. Point is currently testing PT-100 in combination with Rituxan® for safety and efficacy in a Phase 1/2 human clinical study in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. Point is also developing PT-100 as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. Point is currently evaluating PT-100 in a human clinical study in which cancer patients undergoing chemotherapy are treated with PT-100 for neutropenia.

Besides the anti-tumor and hematopoeitic applications described above, the Company is also exploring a number of different applications for PT-100 and its clinical analogues on a pre-clinical basis. In addition, the Company from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions.

To date, the Company has generated no revenues from product sales and has depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue its intended business activities. The Company has a net accumulated deficit of $20,307,000 through June 30, 2003. The accumulated deficit has resulted principally from the Company’s efforts to develop drug candidates and the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing developmental and clinical efforts. The Company’s potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical product candidate, PT-100, and to license and develop new pharmaceutical compounds.

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

The Company generated no revenues during the three-months ended June 30, 2003. For the six-months ended June 30, 2003, the Company recognized $96,000 of license revenue related to royalties payable to Point as successor to HMSR following the merger. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

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

Results of Operations

Three-months Ended June 30, 2003 and June 30, 2002

Revenues

The Company recorded no revenues in the three-month periods ended June 30, 2003 or June 30, 2002.

Operating expenses

Research and development expenses decreased 6.7% to $1,142,000 for the three-month period ended June 30, 2003 from $1,224,000 for the three-month period ended June 30, 2002. The decrease was primarily due to external costs incurred for Point’s preclinical program in the three-month period ended June 30, 2002 offset in part by increased clinical costs incurred during the three-month period ended June 30, 2003.

Since inception, the Company has incurred $19,992,000 in expenses on research and development activities. Almost all of the Company’s research and development efforts have been focused on the pre-clinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of cancer. The Company has no other material research and development programs and thus the $19,992,000 disclosed for research and development in the Company’s financial statements has primarily been directed towards developing PT-100. PT-100 is currently being tested in combination with Rituxan® for safety and efficacy in a Phase 1/2 human clinical study in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. The Company is also developing PT-100 as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. The Company is currently evaluating PT-100 in a human clinical study in which cancer patients undergoing chemotherapy are treated with PT-100 for neutropenia. The Company cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, the Company is not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

General and administrative expenses increased slightly by 1.6% to $511,000 for the three-month period ended June 30, 2003 from $503,000 for the three-month period ended June 30, 2002.

Interest income, net

Interest income, net for the three-month period ended June 30, 2003 was $17,000 compared to $65,000 for the same period in 2002, a decrease of $48,000 or 73.9%. The decrease in interest income for the three-month period resulted from lower interest rates earned and a lower average invested cash balance in 2003 as compared to the same period in 2002.

Net loss

As a result of the foregoing, the Company incurred a net loss of $1,636,000, or $0.18 per share, for the three-month period ended June 30, 2003 compared to a net loss of $1,662,000, or $0.18 per share, for the three-month period ended June 30, 2002.

Six-months Ended June 30, 2003 and June 30, 2002

Revenues

The Company recorded license revenue in the six-months ended June 30, 2003 totaling $96,000, representing royalties payable to Point as successor to HMSR following the merger. The Company recorded no revenues during the six-months ended June 30, 2002.

Operating expenses

Research and development expenses increased 22.4% to $2,629,000 for the six-month period ended June 30, 2003 from $2,148,000 for the six-month period ended June 30, 2002. The increase was primarily due to increased internal and external costs incurred during the six-months ended June 30, 2003 related to Point’s current clinical program offset somewhat by external preclinical program costs incurred during the six-month period ended June 30, 2002.

General and administrative expenses decreased 15.9% to $1,007,000 for the six-month period ended June 30, 2003 from $1,198,000 for the six-month period ended June 30, 2002. The decrease was primarily due to costs incurred with the merger with HMSR Inc. which occurred in the first quarter of 2002 offset in part by increased costs incurred during the six-months ended June 30, 2003 associated with supporting the public reporting requirements of the Company.

Interest income, net

Interest income, net for the six-month period ended June 30, 2003 was $42,000 compared to $95,000 for the same period in 2002, a decrease of $53,000 or 55.8%. The decrease in interest income for the six-month period resulted from lower interest rates earned and a lower average invested cash balance in 2003 as compared to the same period in 2002.

Net loss

As a result of the foregoing, the Company incurred a net loss of $3,498,000, or $0.38 per share, for the six-month period ended June 30, 2003 compared to a net loss of $3,251,000, or $0.38 per share, for the six-month period ended June 30, 2002.

Liquidity and Capital Resources

The Company has financed its operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since the Company’s inception in September 1996, the Company has raised approximately $12,500,000, net of costs of raising capital, in private equity financings and $7,500,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, the Company received $14,335,000 as a result of the merger between Point Massachusetts and HMSR, including a $500,000 lock-up fee received upon the signing of the Merger Agreement. The Company has also received $949,000 from interest earned in invested cash balances.

At June 30, 2003, the Company’s cash and cash equivalents decreased $4,188,000 as compared to December 31, 2002. The decrease was primarily due to $4,175,000 used in operations for the six-month period ended June 30, 2003, primarily to fund the clinical program for PT-100 and other research and development initiatives. The Company also increased its investment in office and laboratory equipment by $9,000 from December 31, 2002 to $422,000 at June 30, 2003. The increase resulted from purchases of computers and furniture. The Company currently plans to spend approximately $50,000 during the remainder of 2003 on office and laboratory equipment.

At June 30, 2003, the Company had $7,818,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources and interest to be received should enable it to maintain current and planned operations into the first quarter of 2004. The Company is currently considering all strategic options in order to ensure the continued funding of its operations including, but not limited to, raising additional funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow and merger and acquisition activities and consolidations.

The Company has no off-balance sheet arrangements as of June 30, 2003.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not expect FIN 46 to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial position.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.
31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)    Reports on Form 8-K

The Company filed the following Report on Form 8-K during the second quarter of 2003 and through August 13, 2003:

Date of Report	Reported
May 23, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company has issued a Press release on May 22, 2003, announcing that a study investigating its lead product candidate, the small molecule PT-100, has been published as a First Edition paper in Blood Online.
May 29, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company has issued a press release on May 28, 2003 announcing that its lead product candidate PT-100 demonstrated an improvement in severe neutropenia associated with chemotherapy according to clinical trial results to date.
June 2, 2003	Current Report on Form 8-K to report, pursuant to Item 9 (Regulation FD Disclosure) that the Company has issued a press release on June 2, 2003 announcing the presentation of results from a study of its lead product candidate PT-100, demonstrating immunostimulatory effects and tumor growth suppression in mice. The results were presented in abstract form at the 2003 annual meeting of the American Society of Clinical Oncology in Chicago, IL.
July 8, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company has issued a press release on July 8, 2003 announcing the enrollment of the first patient in Phase 1/2 trial investigating combination therapy of PT-100 and Rituxan (R).
August 8, 2003	Current Report on Form 8-K to report, pursuant to Item 12 (Results of Operations and Financial Condition), that the Company had issued a press release on August 7, 2003 announcing the Company’s financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: August 13, 2003	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: August 13, 2003	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer