Form 10-Q
period 2003-09-30
POINT THERAPEUTICS INC
filed 2003-11-12
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

(617) 933-2130

Registrant’s Telephone Number, Including Area Code

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

As of November 10, 2003, there were 14,875,756 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,253,363	$12,005,495
Prepaid expenses and other current assets	600,493	273,694

Total current assets	6,853,856	12,279,189

Office and laboratory equipment, net	217,789	273,385

Total assets	$7,071,645	$12,552,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$636,097	$488,603
Accrued expenses	487,739	728,987
Accrued professional fees	126,432	178,000
Accrued severance	34,041	4,713

Total current liabilities	1,284,309	1,400,303

Patent liability, less current portion	52,367	57,055

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 35,000,000 shares authorized, 9,376,924 shares issued and 9,275,755 shares outstanding at September 30, 2003 and December 31, 2002	93,769	93,769
Treasury stock, 101,169 at cost, as of September 30, 2003 and December 31, 2002	(331,936)	(331,936)
Additional paid-in capital	28,188,408	28,142,973
Deficit accumulated during the development stage	(22,215,272)	(16,809,590)

Total stockholders’ equity	5,734,969	11,095,216

Total liabilities and stockholders’ equity	$7,071,645	$12,552,574

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From September 3, 1996 (Date of Inception) Through Sept. 30,
	2003	2002	2003	2002	2003
REVENUES
License revenue	$—	$—	$96,150	$—	$5,096,150
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	96,150	—	7,496,150

OPERATING EXPENSES
Research and development	1,417,852	1,506,621	4,046,692	3,654,465	21,410,002
General and administrative	501,187	759,787	1,508,518	1,957,671	9,179,326

Total operating expenses	1,919,039	2,266,408	5,555,210	5,612,136	30,589,328

Net loss from operations	(1,919,039)	(2,266,408)	(5,459,060)	(5,612,136)	(23,093,178)

INTEREST INCOME, NET
Interest income	11,069	49,845	53,378	144,359	960,558
Interest expense	—	—	—	—	(82,652)

Total interest income, net	11,069	49,845	53,378	144,359	877,906

NET LOSS	$(1,907,970)	$(2,216,563)	$(5,405,682)	$(5,467,777)	$(22,215,272)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.24)	$(0.58)	$(0.62)

WEIGHTED AVERAGE COMMON SHARES FOR BASIC AND DILUTED NET LOSS COMPUTATION	9,275,755	9,275,755	9,275,755	8,770,587

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Period From September 3, 1996 (Date of Inception) Through Sept. 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,405,682)	$(5,467,777)	$(22,215,272)
Adjustments to reconcile net loss to net cash used:
Depreciation	64,927	38,518	204,333
Issuance of compensatory stock options	45,435	12,609	206,041
Common stock issued under license agreement	—	—	910,677
Patent costs	—	—	75,557
Accrued interest on convertible notes	—	—	82,652
Changes in assets and liabilities:
Prepaid expenses and other	(326,799)	(284,898)	(619,770)
Accounts payable and accrued liabilities	(115,994)	697,785	1,281,865

Net cash used in operating activities	(5,738,113)	(5,003,763)	(20,073,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office and laboratory equipment	(9,331)	(248,718)	(422,122)

Net cash used in investing activities	(9,331)	(248,718)	(422,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from merger between Point and HMSR Inc.	—	13,835,285	14,335,285
Proceeds from issuance of common stock, net of costs	—	—	1,892,904
Proceeds from issuance of convertible note	—	—	10,541,959
Principal payments of patent liability	(4,688)	(3,579)	(20,746)

Net cash provided by (used in) financing activities	(4,688)	13,831,706	26,749,402

Net increase (decrease) in cash and cash equivalents	(5,752,132)	8,579,225	6,253,363

Cash and cash equivalents, beginning of period	12,005,495	5,563,344	—

Cash and cash equivalents, end of period	$6,253,363	$14,142,569	$6,253,363

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(unaudited)

1.    Nature of the Business

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious disease. Our lead product candidate, PT-100, is an orally active small molecule that, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that PT-100 has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancer: PT-100 could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both hematologic malignancies and solid tumors;

•	Hematopoietic Disorders: PT-100 could be used to treat both neutropenia and anemia; and

•	Infectious Disease: PT-100 could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of our clinical development program is to develop the full range of commercial applications of PT-100 and to prioritize its fastest-to-market applications. We have initiated a Phase 1/2 human clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. We are also clinically developing PT-100 as a potential therapy for the treatment of hematopoietic disorders. In addition, we from time to time evaluate new technology opportunities to broaden our portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

The Company was originally incorporated in December 1993 as a Delaware corporation and from 1994 to May 2001, under the name HemaSure Inc. (“HemaSure”), the Company developed and supplied innovative blood filtration technologies. On May 28, 2001, the Company sold substantially all of its non-cash assets to a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology, and then changed its name from HemaSure to HMSR Inc. (“HMSR”). From May 2001 until the merger on March 15, 2002 (described below) with Point Therapeutics, Inc., a privately-held Massachusetts corporation (“Point Massachusetts”), the Company’s operations consisted primarily of investigating various strategic business combinations.

2.    Merger between Point Massachusetts and HMSR Inc.

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Point Massachusetts. At that time, HMSR paid Point Massachusetts a $500,000 lock-up fee. The lock-up fee was included when determining the final stock conversion ratio between Point Massachusetts and HMSR, as described below. On March 15, 2002, HMSR stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became a wholly-owned subsidiary of the Company and changed its name to “Point Therapeutics Massachusetts, Inc.” The Company’s business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

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

3.    Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2002, contained in a Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2003 and 2002. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,907,970)	$(2,216,563)	$(5,405,682)	$(5,467,777)
Deduct: Stock compensation cost as computed under APB No. 25	18,640	5,567	45,435	12,609
Add: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(171,108)	(147,192)	(513,324)	(441,576)

Pro forma net loss	$(2,060,438)	$(2,358,188)	$(5,873,571)	$(5,896,744)

Diluted net loss per share, as reported	$(0.21)	$(0.24)	$(0.58)	$(0.62)

Diluted net loss per share, pro forma	$(0.22)	$(0.25)	$(0.63)	$(0.67)

The weighted-average per share fair value of options granted during the three months ended September 30, 2003 and 2002 was $1.14 and $0.90, respectively. The weighted average per share fair value of options granted during the nine months ended September 30, 2003 and 2002 was $0.62 and $1.42 respectively.

The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2003	2002
Expected life (years)	1.0-4.0	4.0
Interest rate	4.05%	4.69%
Volatility	.93	.93

4.    License Revenue

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, $96,150 of net royalties was accrued and is payable to the Company. As of September 30, 2003, the Company has recognized $96,150 of license revenue and the related accounts receivable.

5.    New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after December 15, 2003, and to any new entities beginning February 1, 2003. Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not expect FIN 46 to have a material impact on the consolidated financial statements.

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

6.    Subsequent Event

On October 3, 2003, the Company closed on a private placement of 5,600,001 shares of common stock at a price of $2.00 per share and five-year warrants to purchase an additional 2,800,000 shares of common stock. The per unit purchase price represented a 12.5% discount to the average closing price of the Company’s common stock for the five trading days immediately preceding September 10, 2003, the date on which the offering commenced. The warrants will be exercisable at a price of $2.66 per share. Total gross proceeds were $11,200,000 with costs of approximately $600,000 resulting in net proceeds to the Company of $10,600,000. In addition, upon closing of the financing on October 3, 2003, the Company recorded and paid bonuses to all employees totaling approximately $414,000.

Participants in the private placement included ProQuest Investments, a new investor, along with certain existing and new accredited investors.

Point intends to use these funds for general corporate purposes including the costs of continuing and future clinical trials of PT-100, its lead clinical compound. PT-100 is currently being evaluated in a clinical study with Rituxan® in non-Hodgkin’s lymphoma (NHL) and chronic lymphocytic leukemia (CLL) patients.

The shares issued in the private placement have not yet been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold in the United States absent registration under the Securities Act of 1933 as amended, and applicable state securities laws, or an applicable exemption from registration statements. Point has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in this private placement and the shares of common stock issuable upon exercise of the warrants issued in this private placement within 60 days of the receipt of the subscription agreements. Paramount Capital, Inc. acted as the placement agent for the financing.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, the ability of the Company to (i) successfully develop products, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before its competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2003 and from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

Overview

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious disease. Our lead product candidate, PT-100, is an orally active small molecule that, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that PT-100 has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancer: PT-100 could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both hematologic malignancies and solid tumors;

•	Hematopoietic Disorders: PT-100 could be used to treat both neutropenia and anemia; and

•	Infectious Disease: PT-100 could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of our clinical development program is to develop the full range of commercial applications of PT-100 and to prioritize its fastest-to-market applications. We have initiated a Phase 1/2 human clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. We are also clinically developing PT-100 as a potential therapy for the treatment of hematopoietic disorders. In addition, we from time to time evaluate new technology opportunities to broaden our portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

To date, the Company has generated no revenues from product sales and has primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue its intended business activities. The Company has a net accumulated deficit of $22,215,000 through September 30, 2003. The accumulated deficit has resulted principally from the Company’s efforts to develop drug candidates and the associated administrative costs required to support these efforts. The Company expects to incur significant additional operating losses over the next several years due to its ongoing developmental and clinical efforts. The Company’s potential for future profitability is dependent on its ability to effectively develop its current pharmaceutical product candidate, PT-100, and to license and develop new pharmaceutical compounds.

The Company was originally incorporated in December 1993 as a Delaware corporation and from 1994 to May 2001, under the name HemaSure Inc. (“HemaSure”), the Company developed and supplied innovative blood filtration technologies. On May 28, 2001, the Company sold substantially all of its non-cash assets to a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology, and then changed its name from HemaSure to HMSR Inc. (“HMSR”). From May 2001 until the merger on March 15, 2002 (described below) with Point Therapeutics, Inc., a privately-held Massachusetts corporation (“Point Massachusetts”), the Company’s operations consisted primarily of investigating various strategic business combinations.

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Point Massachusetts. At that time, HMSR paid Point Massachusetts a $500,000 lock-up fee. The lock-up fee was included when determining the final stock conversion ratio between Point Massachusetts and HMSR, as described below. On March 15, 2002, HMSR stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became a wholly-owned subsidiary of the Company and changed its name to “Point Therapeutics Massachusetts, Inc.” The Company’s business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

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

On October 3, 2003, the Company closed on a private placement of 5,600,001 shares of common stock at a price of $2.00 per share and five-year warrants to purchase an additional 2,800,000 shares of common stock. The per unit purchase price represented a 12.5% discount to the average closing price of the Company’s common stock for the five trading days immediately preceding September 10, 2003, the date on which the offering commenced. The warrants will be exercisable at a price of $2.66 per share. Total gross proceeds were $11,200,000 with costs of approximately $600,000 resulting in net proceeds to the Company of $10,600,000. In addition, upon closing of the financing on October 3, 2003, the Company recorded and paid bonuses to all employees totaling approximately $414,000.

Participants in the private placement included ProQuest Investments, a new investor, along with certain existing and new accredited investors.

Point intends to use these funds for general corporate purposes including the costs of continuing and future clinical trials of PT-100, its lead clinical compound. PT-100 is currently being evaluated in a clinical study with Rituxan® in non-Hodgkin’s lymphoma (NHL) and chronic lymphocytic leukemia (CLL) patients.

The shares issued in the private placement have not yet been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold in the United States absent registration under the Securities Act of 1933 as amended, and applicable state securities laws, or an applicable exemption from registration statements. Point has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in this private placement and the shares of common stock issuable upon exercise of the warrants issued in this private placement within 60 days of the receipt of the subscription agreements. Paramount Capital, Inc. acted as the placement agent for the financing.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated

that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 3 to our consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company generated no revenues during the three months ended September 30, 2003. For the nine months ended September 30, 2003, the Company recognized $96,000 of license revenue related to royalties payable to Point as successor to HMSR following the merger. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

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

Results of Operations

Three Months Ended September 30, 2003 and September 30, 2002

Revenues

The Company recorded no revenues in the three-month periods ended September 30, 2003 or September 30, 2002.

Operating expenses

Research and development expenses decreased 5.9% to $1,418,000 for the three-month period ended September 30, 2003 from $1,507,000 for the three-month period ended September 30, 2002. The decrease was primarily due to higher costs incurred in the three-month period ended September 30, 2002 for Point’s preclinical programs offset in part by increased internal and external costs related to Point’s clinical program in the three-month period ended September 30, 2003.

Since inception, the Company has incurred $21,410,000 in expenses on research and development activities. Almost all of the Company’s research and development efforts have been focused on the preclinical and clinical development of PT-100 for hematopoietic disorders and for the treatment of cancer. The Company has no other material research and development programs and thus the $21,410,000 disclosed for research and development in the Company’s financial statements has primarily been directed towards developing PT-100. PT-100 is currently being tested in combination with Rituxan® for safety and efficacy in a Phase 1/2 human clinical study in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia. The Company is also developing PT-100 as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. The Company recently completed a Phase 1 human clinical study in which cancer patients undergoing chemotherapy are treated with PT-100 for neutropenia. The Company cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, the Company is not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

General and administrative expenses decreased 34.1% to $501,000 for the three-month period ended September 30, 2003 from $760,000 for the three-month period ended September 30, 2002 primarily due to a one-time expense incurred hiring a commercial strategy consulting group during the three-month period ended September 30, 2002.

Interest income, net

Interest income, net for the three-month period ended September 30, 2003 was $11,000 compared to $50,000 for the same period in 2002, a decrease of $39,000 or 78.0%. The decrease in interest income for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 resulted from lower interest rates earned and a lower average invested cash balance in the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002.

Net loss

As a result of the foregoing, the Company incurred a net loss of $1,908,000, or $0.21 per share, for the three-month period ended September 30, 2003 compared to a net loss of $2,217,000, or $0.24 per share, for the three-month period ended September 30, 2002.

Nine Months Ended September 30, 2003 and September 30, 2002

Revenues

The Company recorded license revenue in the nine-month period ended September 30, 2003 totaling $96,000, representing royalties payable to Point as successor to HMSR following the merger. The Company recorded no revenues during the nine-month period ended September 30, 2002.

Operating expenses

Research and development expenses increased 10.8% to $4,047,000 for the nine-month period ended September 30, 2003 from $3,654,000 for the nine-month period ended September 30, 2002. The increase was primarily due to higher internal and external costs related to Point’s current clinical program in the nine-month period ended September 30, 2003 offset somewhat by a decrease in external preclinical program costs as compared to the nine-month period ended September 30, 2002.

General and administrative expenses decreased 22.9% to $1,509,000 for the nine-month period ended September 30, 2003 from $1,958,000 for the nine-month period ended September 30, 2002. The decrease was primarily due to costs incurred with the merger with HMSR Inc. which occurred in the first quarter of 2002 and the hiring of a commercial strategy consulting group in the nine-month period ended September 30, 2002.

Interest income, net

Interest income, net for the nine-month period ended September 30, 2003 was $53,000 compared to $144,000 in the nine-month period ended September 30, 2002, a decrease of $91,000 or 63.2%. The decrease in interest income for the nine-month period resulted from lower interest rates earned and a lower average invested cash balance in the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002.

Net loss

As a result of the foregoing, the Company incurred a net loss of $5,406,000, or $0.58 per share, for the nine-month period ended September 30, 2003 compared to a net loss of $5,468,000, or $0.62 per share, for the nine-month period ended September 30, 2002.

Liquidity and Capital Resources

The Company has financed its operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since the Company’s inception in September 1996, the Company has raised approximately $12,500,000, net of costs of raising capital, in private equity financings and $7,500,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, the Company received $14,335,000 as a result of the merger between Point Massachusetts and HMSR, including a $500,000 lock-up fee received upon the signing of the Merger Agreement. The Company has also received $961,000 from interest earned in invested cash balances.

At September 30, 2003, the Company’s cash and cash equivalents decreased $5,752,000 as compared to December 31, 2002. The decrease was primarily due to $5,738,000 used in operations for the nine-month period ended September 30, 2003, primarily to fund the clinical program for PT-100 and other research and development initiatives. The Company also increased its investment in office and laboratory equipment by $9,000 from $413,000 at December 31, 2002 to $422,000 at September 30, 2003. The increase resulted from purchases of computers and furniture. The Company currently plans to spend approximately $50,000 during the remainder of 2003 on office and laboratory equipment.

At September 30, 2003, the Company had $6,253,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources along with the net financing proceeds received on October 3, 2003 from a private placement of securities of approximately $10,600,000 and interest to be received on invested cash balances should enable it to maintain current and planned operations through the end of 2004. The Company is currently considering several strategic options in order to ensure the continued funding of its operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations, and merger and acquisition activities and consolidations.

The Company has no off-balance sheet arrangements as of September 30, 2003.

On October 3, 2003, the Company closed on a private placement of 5,600,001 shares of common stock at a price of $2.00 per share and five-year warrants to purchase an additional 2,800,000 shares of common stock. The per unit purchase price represented a 12.5% discount to the average closing price of the Company’s common stock for the five trading days immediately preceding September 10, 2003, the date on which the offering commenced. The warrants will be exercisable at a price of $2.66 per share. Total gross proceeds were $11,200,000 with costs of approximately $600,000 resulting in net proceeds to the Company of $10,600,000. In addition, upon closing of the financing on October 3, 2003, the Company recorded and paid bonuses to all employees totaling approximately $414,000

The Company’s expectations regarding its rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. The Company’s funding requirements are expected to increase over the next several years as the Company continues with the clinical development of PT-100 and initiates human clinical trials for additional clinical indications for PT-100 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of the Company’s clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. The Company’s actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of September 30, 2003, we had future payments required under contractual obligations and other commitments approximately as follows:

	Q4 2003	2004	2005	2006	2007	2008	Thereafter
Operating Leases	$43,013	$172,051	$58,721	$–	$–	$–	$–
Licensing Obligations	–	10,000	10,000	10,000	10,000	10,000	37,895

Total Future Obligations	$43,013	$182,051	$68,721	$10,000	$10,000	$10,000	$37,895

In addition, in connection with the sublease for the Company’s offices at 125 Summer Street in Boston, the Company issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after December 15, 2003, and to any new entities beginning February 1, 2003. Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not expect FIN 46 to have a material impact on the consolidated financial statements.

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

Item 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s proceeds to date have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. The Company’s current policies do not use interest rate derivative instruments to manage exposure to interest rate changes. Because of the short-term maturities of the Company’s investments, it does not believe that a decrease in market rates would have a significant negative impact on the value of its investment portfolio. Declines in interest rates will, however, reduce the Company’s interest income while increases in interest rates will increase the Company’s interest income.

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

PART II.    OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on September 18, 2003. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative (“for”) and withheld or negative (“withheld”) votes set forth below each matter.

1.    To consider and act upon a proposal to elect five directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld	Abstain
Donald R. Kiepert, Jr.	7,138,465	12,078	—
Timothy J. Barberich	7,138,465	12,078	—
Thomas M. Claflin, II	7,138,465	12,078	—
Daniel T. Roble	7,138,465	12,078	—
William J. Whelan, Jr.	7,138,465	12,078	—

2.    To consider and act upon a proposal to approve the Point Therapeutics, Inc. 2003 Non-Qualified Stock Option Plan for Non-Employee Directors:

For	Withheld	Abstain
6,273,599	58,940	787,184

Item 6.    Exhibits and Reports on Form 8-K’s

(a)    Exhibits

Exhibit Number	Description

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2003, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2003, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)    Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the third quarter of 2003 and through November 10, 2003:

Date of Report	Reported

July 8, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company issued a press release on July 8, 2003 announcing the enrollment of the first patient in Phase 1/2 trial investigating combination therapy of PT-100 and Rituxan (R).

August 8, 2003	Current Report on Form 8-K to report, pursuant to Item 12 (Results of Operations and Financial Condition), that the Company had issued a press release on August 7, 2003 to report the Company’s financial results for the second quarter ended June 30, 2003.

September 5, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company issued a press release on September 4, 2003 announcing that its Annual Shareholders’ Meeting would be held at 10:00 am EDT on September 18, 2003 .

September 22, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company issued a press release on September 22, 2003 announcing the receipt of subscription agreements to raise $11,200,000 in gross proceeds in a private placement.

Date of Report	Reported

October 20, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company has issued a press release on October 20, 2003 announcing that management of the Company will be presenting at the First Annual Rodman & Renshaw Techvest Healthcare Conference on Tuesday, October 21, 2003.

October 27, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that the Company has issued a press release on October 27, 2003 announcing that management of the Company will be presenting at MASS Opportunities: A Biotechnology Investment Conference hosted by the Massachusetts Biotechnology Council on Tuesday, October 28, 2003.

November 3, 2003	Current Report on Form 8-K to report, pursuant to Item 12 (Results of Operations and Financial Condition), that the Company had issued a press release on November 3, 2003 to report the Company’s financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: November 10, 2003	By:	/s/ DONALD R. KIEPERT, JR.

Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: November 10, 2003	By:	/s/ RICHARD N. SMALL

Richard N. Small Chief Financial Officer