Form 10-K
period 2003-12-31
POINT THERAPEUTICS INC
filed 2004-03-16
CIK 919745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $10,407,000.

The number of shares outstanding of the Registrant’s common stock as of March 11, 2004 was approximately 15,071,000.

Documents incorporated by reference: Portions of the Registrant’s definite Proxy Statement with the Securities and Exchange Commission relative to the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

POINT THERAPEUTICS, INC.

Form 10-K

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART I

Item 1.	Business

Overview

We are developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious diseases. Our lead product candidate, PT-100, is an orally-active small molecule which, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that PT-100 has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancers: PT-100 could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: PT-100 could be used to treat both neutropenia and anemia; and

•	Infectious Diseases: PT-100 could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of our clinical development program is to develop the full range of commercial applications of PT-100 and to prioritize its fastest-to-market applications. We have initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer (NSCLC). We also plan to initiate in the first half of 2004 Phase 2 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia (CLL), and PT-100 as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma. We are also clinically developing PT-100 as a potential therapy for the treatment of hematopoietic disorders. In addition, we from time to time evaluate new technology opportunities to broaden our portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

Common Mechanism of Action

PT-100’s current portfolio of potential applications share a common mechanism of action. See Figure 1 below. PT-100 interacts with a target enzyme that we currently believe is Fibroblast Activation Protein (FAP) located primarily in the bone marrow, the spleen, the lymph nodes and the stroma surrounding certain solid tumors. We have demonstrated that PT-100 stimulates the production of soluble proteins known as cytokines, growth factors and chemokines, which, we believe, cause enhanced immune system effector cell expansion and chemoattraction (the migration of immune system effector cells to a specific site). In the case of tumors, this cell expansion and chemoattraction can facilitate cytotoxicity, or tumor cell death.

Figure 1

Cancer

We have demonstrated that PT-100 stimulates the production of a variety of cytokines and chemokines (for example, G-CSF, IL-1ß, IL-6, IL-8, IP-10 and Mig) that promote innate immunity by causing an increase in the production and/or activity of immune system effector cells such as neutrophils, macrophages and natural killer cells. We believe that the cytokine and chemokine response to PT-100 also enhances the development of acquired immunity by increasing the proliferation and activity of antigen-specific cytolytic T-lymphocytes and memory T cells. In addition, the chemokines that are up-regulated by PT-100 can cause the effector cells of both innate and acquired immunity to migrate into a tumor, thereby facilitating an immune attack that can eventually lead to tumor death. See Figure 2 below.

Figure 2

Because the anti-tumor activity of PT-100 is mediated by stimulating the immune system to mount an attack against the tumor, PT-100 is different from conventional chemotherapeutic agents that kill tumors directly. We believe that PT-100 could be incorporated into many existing chemotherapy regimens that are used to treat solid tumors. Used in combination with chemotherapy, PT-100 may be able to stimulate an independent mechanism of attack on the tumor, thereby resulting in a more effective treatment than that provided by chemotherapy alone.

In addition, we believe that PT-100 can enhance the therapeutic effects of monoclonal antibodies (MAbs) against a tumor through the mechanism known as antibody-dependent cell-mediated cytotoxicity. We believe that by causing an increase in both the innate and acquired immune effector cells and by facilitating, through enhanced chemokine activity, the migration of effector cells to the tumor sites, PT-100 can improve the efficacy of a number of different monoclonal antibodies. Such antibodies include Rituxan® in certain hematological malignancies and Herceptin® in certain breast cancer solid tumors. See Figure 3 below.

Figure 3

Hematopoietic Disorders

Hematopoietic disorders are medical conditions characterized by an abnormally high or low level of mature blood cells. The different types of mature blood cells include neutrophils, red blood cells, T and B lymphocytes (types of white blood cells) and platelets, each of which plays an important role in the body. For example, neutrophils are the body’s first defense against infection. A person with an abnormally low level of neutrophils (a condition known as neutropenia) is at an increased risk of developing an infection.

Various diseases and disease treatments can suppress the body’s production of blood cells, causing hematopoietic disorders. For example, chemotherapy targets cell types that grow rapidly, such as tumor cells, and destroys them. However, an unwanted side effect of chemotherapy is the loss of neutrophils, red blood cells and other blood cell types. This occurs because the levels of blood cells, particularly those of neutrophils and red blood cells, are maintained by rapid cell growth, and as a result, their hematopoietic progenitor cells are especially sensitive to chemotherapy. Cancer patients receiving chemotherapy are, therefore, vulnerable to neutropenia, anemia and other hematopoietic disorders.

We believe that PT-100 stimulates the production of a variety of cytokines and growth factors that promote the growth of primitive hematopoietic progenitor cells and more mature progenitor cells that are committed to forming red and white blood cells. Furthermore, by expanding both the red and white cell progenitors, and by promoting the differentiation of neutrophils, we believe that PT-100 could aid in the regeneration of blood cells that are lost as a result of chemotherapy. See Figure 4 below.

Figure 4

Infectious Diseases

Effective vaccination against infectious agents with protein or peptide antigens requires the co-administration of an adjuvant, the role of which is to enhance the body’s specific immune response. We believe that the biological activity of PT-100 gives it these adjuvant properties. The cytokines and chemokines that are produced in response to PT-100 administration can, potentially, enhance both antigen-presentation to naïve T cells and the co-stimulation of antigen specific T cells. We believe that immunity to infectious agents may be significantly enhanced by the incorporation of PT-100 into vaccination regimens.

Proof of Principle

Cancer

We have shown in a variety of well-accepted mouse tumor models that PT-100 given orally can inhibit the growth of certain established tumors. In addition, when PT-100 is administered shortly after certain strains of mice have been exposed to a tumor, tumor rejection rates can exceed 50%. We have also shown that mice which rejected a tumor after early treatment with PT-100 displayed specific immunity when rechallenged by that tumor.

We have also demonstrated in preclinical models that PT-100, when used in combination with any one of several chemotherapeutic agents (Taxol®, cisplatin, 5-fluorouracil and gemcitabine), produced slower growth in certain established tumors than either PT-100 or the chemotherapeutic agent used by itself, and produced a higher frequency of tumor rejection than the chemotherapeutic agent used by itself. We have also shown in preclinical models that PT-100, when used in combination with either of the monoclonal antibodies Rituxan® or Herceptin®, resulted in slower tumor growth than either PT-100 or the monoclonal antibody used by itself.

Hematopoietic Disorders

In well-accepted mouse models of neutropenia, we have demonstrated that PT-100 significantly accelerated neutrophil recovery in mice following treatment with chemotherapy. In addition, the effect on the rate of neutrophil regeneration was achieved at microgram doses of PT-100 after only a few days of administration. This supports other observations we have made, namely, that PT-100 acts to stimulate hematopoietic cell growth and differentiation in vivo in mice and in vitro in cultures of primitive hematopoietic progenitor cells.

We have also tested PT-100 in an animal model of acute hemolytic anemia in which mature red blood cells were destroyed by a chemical treatment. Results of these experiments demonstrated that mice pretreated with PT-100 developed less prolonged anemia due to significantly faster recovery of mature red blood cells than in the control animals. In addition, committed progenitors of red blood cells were substantially increased in PT-100-treated mice. We have also performed further tests of PT-100 in mice treated with a chemotherapeutic agent that caused anemia by the destruction of hematopoietic progenitor cells. When we started PT-100 treatment immediately after chemotherapy had been administered, we observed accelerated recovery of committed red blood cell progenitors together with a reduction in the overall severity of anemia.

Infectious Diseases

We have shown that oral administration of PT-100 in combination with the injection of antigenic peptides can substantially stimulate the induction of specific T-cell immunity when compared to the antigenic peptides administered alone. The peptide immunizations we have investigated include well-accepted mouse models for viral immunity, and the type of T-cell response that PT-100 stimulates is known to protect against infection. The adjuvant activities of PT-100 observed to date include: (1) the induction of significant and durable immunity to peptide antigens that when given alone barely elicit detectable responses, and (2) the establishment of immunological memory.

Clinical Development

Phase 2 Oncology Studies

We have initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia, and PT-100 as a single agent in metastatic melanoma.

Phase 1 Monoclonal Antibody Combination Study

We are currently conducting a Phase 1 human clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma. The study was initiated in June 2003 and has a primary endpoint of maximum tolerated dose and secondary endpoint of tumor response. We currently intend to complete this study in 2004.

Phase 1 Chemotherapy-Induced Neutropenia Study

We have also completed a Phase 1 chemotherapy-induced neutropenia study in which PT-100 was administered up to and including a 1200 microgram daily dose given over a seven-day period. The study was designed to observe the safety of PT-100 in cancer patients receiving chemotherapy and to measure blood levels of neutrophils and important biological mediators of hematopoiesis, such as G-CSF, IL-6 and IL-8. Subjects received two 21-day cycles of chemotherapy. Each subject’s duration of severe neutropenia (a condition which increases a subject’s risk of severe infection) in the first cycle of chemotherapy, where patients did not receive PT-100, was compared to the duration of severe neutropenia in the second cycle, when PT-100 was administered.

The greatest biological activity was observed in patients receiving a daily dose of 800 micrograms of PT-100 administered on the second through the eighth day following the administration of chemotherapy. In the 800 microgram cohort, we observed a median improvement of two days in the duration of severe neutropenia and a 60% median reduction in the duration and severity of neutropenia in seven patients. See Figure 5 below. We also observed an increased level of cytokines and chemokines.

Figure 5

We intend to continue to study the hematopoietic effects of PT-100 in the Phase 2 study combining PT-100 with Taxotere® in NSCLC. Because of the increased cytokine and chemokine activity we observed in our Phase 1 chemotherapy-induced neutropenia study, we believe PT-100 could be used as both an antitumor agent and to treat neutropenia and anemia resulting from chemotherapy.

Phase 1 Safety Studies

We have completed single and multiple dose tolerance studies of PT-100 in 90 healthy volunteers.

To date, we have not submitted PT-100 or any other product to the FDA for marketing approval. Due to risks and uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when PT-100 may be submitted to the FDA for marketing approval or be commercially available for any application, if at all.

Competitive Advantages

If we are able to obtain FDA approval to market PT-100 for the treatment of cancer and/or hematopoietic disorders in cancer patients undergoing chemotherapy, we believe that PT-100 may have clinical and competitive advantages over currently available products.

•	PT-100 has the potential to inhibit the growth of malignant tumors and reconstitute the hematopoietic system, positioning PT-100 uniquely in the cancer market place as a first-in-class targeted cancer treatment.

•	PT-100 has the potential to be used in both solid tumors and hematologic malignancies and in combination with a range of chemotherapies, monoclonal antibodies and various forms of immunotherapy.

•	If it demonstrates efficacy in such treatments, PT-100 could be administered orally in tablet form as opposed to by injection or other means of drug administration that are generally used for currently available products for the treatment of cancer or hematopoietic disorders.

•	As a chemically-synthesized small molecule, PT-100 is easier and less expensive to manufacture than the large, complex proteins made in biological systems which are currently the products available for the treatment of neutropenia and anemia.

Intellectual Property

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf, patent applications for technology relating to the development of our business.

In May 1997, Point Massachusetts entered into a license agreement with the Tufts University School of Medicine (“Tufts”). Under the Tufts license agreement, we have been granted exclusive, worldwide rights to the boroproline family of small molecule compounds, including PT-100. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 377,294 shares of our common stock. In addition, we are required to pay Tufts a minimum annual payment of $20,000; clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by us from any sublicensor of the Tufts patents or technology. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. See “Risk Factors—If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products.”

The license from Tufts includes seven issued U.S. patents, a Notice of Allowance granted for an additional patent, four pending U.S. patent applications and corresponding foreign patents and patent applications in major commercial markets. Among these are patents and patent applications covering our PT-100 stereoisomer which will expire in 2011 (without giving effect to any possible extensions based on regulatory review periods which could increase the U.S. patent terms).

Additionally, we have four issued U.S. patents, Notices of Allowance granted for two additional patents, seven pending U.S. patent applications and corresponding foreign patents and patent applications in major commercial markets. Among these are patents and patent applications relating to treatment of cancer using combinations of PT-100 with other anti-tumor agents, treatment of hematopoietic disorders, and treatment of infectious diseases in combination with antigens, all expiring in 2018 or after.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained for any of our products, may be limited in scope, which may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

The following paragraphs provide a general overview of the approval process for a new drug.

Investigational new drug application. If a company wants to test a new drug in human patients, an IND must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug. The IND becomes effective if not put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board, comprised in part of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the study protocol and monitor the study on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials. Clinical trials typically are conducted in three sequential phases, Phases 1, 2 and 3. These phases may be compressed, may overlap or may be omitted in some circumstances.

—Phase 1 clinical trials. After an IND becomes effective, Phase 1 human clinical trials can begin. These studies evaluate a drug’s safety profile and the range of safe dosages that can be administered to the patient, including the maximum tolerated dose that can be given to a patient with the target disease. Phase 1 studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body and duration of its action.

—Phase 2 clinical trials. Phase 2 clinical trials of drugs typically are designed to evaluate the potential effectiveness of the drug on patients with specific types and stages of disease or medical condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

—Phase 3 clinical trials. In Phase 3 clinical trials, the drug is usually tested in a controlled randomized trial comparing the investigational new drug to an approved form of therapy in an expanded and well defined patient population and at multiple clinical sites. The goal of these studies is to obtain definitive statistical evidence of safety and efficacy of the investigational new drug regimen as compared to an approved standard treatment in defined patient populations with a given disease and stage of illness.

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

Other regulatory requirements. Any products we manufacture or distribute under FDA approvals would be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practice regulations, which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

We are also subject to numerous other federal, state, local and foreign laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Approvals outside of the United States. We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot make assurances that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Our competitors include, among others, major pharmaceutical companies, specialized biotechnology companies, and universities and other research institutions. In the treatment of cancer, because PT-100 could be used in combination with a range of chemotherapies and monoclonal antibodies, we believe that our principal competitors would include not only those marketing products or technologies that could be used in combination with existing chemotherapies and monoclonal antibodies but also those marketing products or technologies competing with the underlying chemotherapies and monoclonal antibodies with which PT-100 would be combined. We could also have a number of direct competitors in the treatment of hematopoietic disorders.

The following sections describe the products with which PT-100 would likely compete if it were to be approved for marketing as a combination therapy with Taxotere® for the treatment of non-small cell lung cancer, as a combination therapy with cisplatin for metastic melanoma, as a combination therapy with Rituxan® for the treatment of non-Hodgkin’s lymphoma and chronic lymphocytic leukemia, and as a treatment for hematopoietic disorders in cancer patients undergoing chemotherapy, currently our most advanced clinical indications. Based on SEC filings and analyst reports of public companies, we believe that the annual sales of drugs that treat lung cancer and hematologic malignancies such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia currently exceed $1 billion, respectively and annual sales of drugs that treat chemotherapy-induced hematopoietic disorders currently exceed $4 billion.

Treatment of Certain Cancers

Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of non-small cell lung cancer, metastic melanoma, non-Hodgkin’s lymphoma or chronic lymphocytic leukemia could negatively impact the potential market for PT-100 if approved. In addition, other competitive small molecules and biologic therapies for NSCLC, metastic melanoma, non-Hodgkin’s lymphoma and chronic lymphocytic leukemia currently in development could also negatively impact the potential market for PT-100.

In the non-small cell lung cancer market, first-line therapies for Stage IIIb/IV NSCLC patients involve a platinum-containing regimen. The current standard of care in the United States is carboplatin/paclitaxel. Gemcitabine/cisplatin, docetaxel/cisplatin and vinorelbine/cisplatin are also FDA-approved regimens. The only drug we believe approved in the United States for second-line treatment is docetaxel.

In the metastatic melanoma market, we believe the only approved chemotherapy regimen for stage IV melanoma is decarbazine. IL-2 (Proleukin® ) is also approved for the treatment of metastic melanoma.

In the non-Hodgkin’s lymphoma market, IDEC received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin® (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan®. In addition, Corixa Corporation received marketing approval from the FDA in June 2003 for Bexxar® (tositumomab and iodine I 131 tositumomab), a drug which may potentially compete with Rituxan®. Both Zevalin® and Bexxar® are radiolabeled molecules while Rituxan® is not.

In the chronic lymphocytic leukemia market, ILEX Pharmaceuticals, L.P. and Berlex Laboratories have received marketing approval for Campath® (alemtuzumab), a monoclonal antibody which we believe is the only currently approved drug therapy for advanced chronic lymphocytic leukemia.

Treatment of Neutropenia

Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the potential market for PT-100 if it is approved for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment. These include products that could receive approval for indications similar to those for which we plan to seek for PT-100, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the availability of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy.

Currently, the primary product marketed for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment is granulocyte-colony stimulating factor. Amgen, Inc. markets the injectible neutrophil stimulant product, Neupogen®, as an adjunct to chemotherapy in the United States, countries of the European Union (“EU”), Canada, and Australia. Neupogen® is a recombinant-methionyl human granulocyte colony-stimulating factor (“G-CSF”). Also, Amgen, Inc. received marketing approval for Neulasta®, a polyethylene glycol molecule which extends the half-life of Neupogen® to a once per chemotherapy cycle dose administration, in 2002. Chugai markets a G-CSF product in Japan as an adjunct to chemotherapy. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the U.S., Canada and Mexico.

In addition, Schering AG markets a competing injectible CSF product, granulocyte macrophage colony stimulating factor (“GM-CSF”) in the U.S. as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia and acute myelogenous leukemia. Novartis AG markets another GM-CSF product for use in bone marrow transplant patients and as an adjunct to chemotherapy in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the U.S. and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

Treatment of Anemia

If we develop and obtain FDA approval to market PT-100 for the treatment of chemotherapy-induced anemia, any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of red blood cells caused by chemotherapy could negatively impact the potential market for PT-100 of this indication. Currently, Johnson & Johnson markets the erythropoietin drug Procrit® for the treatment of anemia associated with chemotherapy. Amgen also markets Aranesp®, an erythropoiesis stimulating protein which requires less frequent dosing than the existing therapies. Also, Aventis, S.A. and Transkaryotic Therapies, Inc. are currently developing a gene-activated erythropoietin drug.

Scientific Advisory Board and Certain Key Consultants

Our scientific advisors and consultants regularly interact with us to assess our scientific and medical direction, to review development progress, and to assess new technologies relevant to our development efforts. Our scientific advisors and consultants are leading clinicians and researchers from major medical and academic centers in the United States.

The following persons serve as members of our Scientific Advisory Board:

•	Paul Allen, Ph.D., Professor of Pathology, Washington University School of Medicine. Dr. Allen received his Ph.D. in Immunology from the University of Michigan in 1981. His postdoctoral training was performed at Harvard Medical School, and he joined the Washington University faculty in 1985. His research involves the T cell recognition of antigens, with an emphasis on autoimmune responses and tumor immunotherapy.

•	Richard Benjamin, MBChB, Ph.D., Chief Medical Officer of the American Red Cross, New England Region. Dr. Benjamin also serves as an Assistant Professor of Pathology at Harvard Medical School and is a member of the Joint Program in Transfusion Medicine. He received his medical training at the University of Cape Town, South Africa, followed by doctoral studies in Immunology at Cambridge University, England. Thereafter, he undertook post-doctoral studies on the molecular mechanisms of antigen presentation at Stanford University, before initiating Hematopathology and Transfusion Medicine training at the Brigham and Women’s Hospital. His research is focused clinically on technologies to improve the safety and efficacy of transfusion.

•	Herman Eisen, M.D., Professor Emeritus, Department of Biology and Center for Cancer Research, Massachusetts Institute of Technology. Dr. Eisen has been teaching and conducting research at the MIT Department of Biology and Center for Cancer Research since 1973. Since 1977, he has held multiple special appointments with the National Academy of Sciences and the National Cancer Institute. In 1997 he was honored with a Lifetime Service Award by the American Association of Immunologists. He received his M.D. from New York University.

•	Alfred Goldberg, Ph.D. Professor of Cell Biology, Harvard Medical School. Dr. Goldberg’s laboratory has conducted research with respect to the mechanisms and regulation of protein breakdown in animal and bacterial cells. He has consulted widely in the pharmaceutical and biotechnology industries and has served on the scientific advisory boards of Biogen, Tanox, and Proscript, as well as on the editorial board of several major journals of biochemistry and physiology. Among his honors is the 1998 Novartis-Dew Award for biomedical research. Dr. Goldberg received his Ph.D. from Harvard University.

•	Robert T. Schooley, M.D. Professor of Medicine, Head of the Division of Infectious Diseases for the Health Sciences Center, University of Colorado. Dr. Schooley received his M.D. in 1974 from The Johns Hopkins University School of Medicine in Baltimore, Maryland. He has subsequently held several clinical and academic positions at the National Institutes of Health and at the Harvard Medical School, and his research concentrates on immunology and infectious diseases. Dr. Schooley joined the faculty of the University of Colorado Health Sciences Center in 1990.

•	Barbara Wallner, Ph.D. Former Senior Vice President, Research and Development, and Chief Scientific Officer at Point Massachusetts. Dr. Wallner has also held senior positions at each of ImmuLogic Pharmaceutical Corporation, Biogen, Inc and BioTransplant Inc. Dr. Wallner currently serves as a consultant to us.

The following persons are our key consultants:

•	George Demetri, M.D. Director, Center for Sarcoma and Bone Oncology, Dana Farber Cancer Institute, and Associate Professor of Medicine, Harvard Medical School.

•	Richard Flavell, M.D. Chairman, Section of Immunobiology, Howard Hughes Medical Institute, Yale University.

•	Bruce Walker, M.D. Director of AIDS Research Center, Massachusetts General Hospital, and Professor of Medicine, Harvard Medical School.

Former Business of the Company

We are a successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), and HMSR Inc., a publicly-traded Delaware corporation (“HMSR”). Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 and from 1994 to May 2001 operated under the name HemaSure Inc.

In April 2000, HMSR was notified that the American Red Cross, HMSR’s largest customer, was suspending use of HMSR’s r/LS System pending the outcome of an investigation of a small number of non-critical adverse reactions in patients who had received a transfusion of blood filtered with the r/LS System. In September 2000, HMSR was notified that the American Red Cross terminated its supply contract for the r/LS System based on the extended period of time taken to prove product improvements resolved these reactions. In August 2001, HMSR and the American Red Cross signed a termination and release agreement in connection with the supply contract between the two parties. The agreement provided for HMSR to pay the American Red Cross $600,000 and the release of any and all claims that either party may have against the other, with certain exceptions.

In March 2001, HMSR signed a termination and release agreement with Gambro BCT (HMSR’s exclusive distributor of its r/LS System worldwide, except for sales to the American Red Cross), effective November 2000, which ended the distribution and development agreement. In consideration for HMSR’s inventory (net book value at December 31, 2000 of $332,000) of products bearing Gambro’s company name, and by way of complete resolution of all issues outstanding between HMSR and Gambro, Gambro agreed to return 101,169 shares of common stock with a fair market value at closing of $332,000.

The termination of the purchase contract by the American Red Cross and the distribution and development agreement with Gambro had an adverse impact on HMSR’s ability to generate revenues from the sale of HMSR’s r/LS System and on HMSR’s supply contracts with manufacturers of key components to the r/LS System. On May 29, 2001, HMSR sold substantially all of its non-cash assets to Whatman BioScience Inc., a Massachusetts corporation and a subsidiary of Whatman plc, an English corporation, pursuant to the terms of an Asset Purchase Agreement by and among HMSR, Whatman and Whatman plc, dated as of February 3, 2001 and amended on April 2, 2001. The sale and the name change of HemaSure Inc. to HMSR Inc. were approved at the special meeting of stockholders of HMSR held on May 21, 2001. On June 6, 2001, HMSR announced that stockholders of HMSR had voted in favor of the sale of the non-cash assets to Whatman and that it had changed its name from HemaSure Inc. to HMSR Inc.

Under the terms of the Asset Purchase Agreement, Whatman acquired substantially all of the non-cash assets of HMSR for consideration which included a potential royalty payment in the amount of 4% on sales by Whatman or its affiliates of filtration products using HMSR’s technology. The royalty payments were subject to a maximum, aggregate amount of $12 million and were subject to certain reductions set forth in the Royalty Agreement, dated as of May 29, 2001, by and among HMSR, Whatman and Whatman plc, including any damages and certain settlement amounts paid by Whatman related to certain patent litigation with Pall Corporation. In March 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and HMSR was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and the District of Colorado. From March 15, 2002, the effective date of the merger of HMSR and Point Massachusetts through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, approximately $115,000 of net royalties was accrued and was payable to HMSR under the Royalty Agreement. We received payment in January 2004.

In connection with the Whatman transaction, HMSR retained certain liabilities, including, without limitation, (i) any liabilities under any benefit plan of HMSR, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any liabilities of HMSR owed to HMSR’s security holders in their capacity as security holders of HMSR, and (v) any liabilities of HMSR owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with HMSR.

After the sale to Whatman and before the merger with Point Massachusetts, HMSR’s continuing operations consisted of general and administrative expenses to operate a shell company and to investigate various strategic business combinations.

Forward-Looking Statements

This Item and other Items in this report contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform act of 1995 or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our technologies and product candidates. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Prospectus, particularly under the heading “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

If we fail to obtain the capital necessary to fund its operations, we will be unable to successfully develop or commercialize PT-100

We expect that our working capital will fund our operations through the end of 2004 and therefore additional funding will be required in the future to finance our operations. We do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have spent approximately $24.5 million since inception, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow and merger & acquisition activities and consolidations.

Our future capital requirements depend on many factors, including the progress of its research and development efforts, the scope and results of preclinical research and clinical studies of PT-100, the cost and timing of regulatory approvals of PT-100, technological advances, the reevaluation of the commercial potential of PT-100 in light of developments in our industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond our control could also impact its capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be required to relinquish rights to our technologies or PT-100, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture and licensing arrangements. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution. If adequate funds are not available, we will be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our product candidate, PT-100, is in the early stages of human clinical testing and we are unable to estimate when it will become commercially available, if at all

Our product candidate, PT-100, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Additional human clinical trials will be required before we can submit any application for approval to sell, manufacture and distribute PT-100 for the treatment of solid tumors or neutropenia. For any other applications, additional animal and laboratory testing along with human clinical trials will need to be completed before we can submit any application for approval to sell, manufacture and distribute PT-100. PT-100 has not received regulatory approval for commercial sale and we are unable to estimate when it will become commercially available, if at all.

To obtain regulatory approval for the commercial sale of PT-100 for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that PT-100 is safe and effective in humans for the proposed therapeutic indications. Conducting clinical trials is a lengthy, expensive and highly uncertain process. We are not able to estimate at this time when we will complete clinical trials for PT-100 for the treatment of solid tumors and neutropenia in chemotherapy patients, and other clinical trials for additional indications have not yet been initiated. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if the Food and Drug Administration or we believe the participating patients are exposed to unacceptable health risks. We may encounter other problems in our studies that will cause the Food and Drug Administration or us to delay or suspend the studies. Our ability to timely commence and complete clinical trials of PT-100 may be adversely affected by many factors, including one or more of the following:

•	ineffectiveness of PT-100, or perceptions by physicians or the FDA that PT-100 is not effective for a particular indication;

•	inability to manufacture sufficient quantities of PT-100 for use in clinical trials in compliance with strictly enforced regulatory requirements;

•	failure of the FDA to allow our clinical trials to commence or proceed;

•	slower than expected rate of eligible patient recruitment in the trials;

•	inability to adequately follow or evaluate patients after treatment;

•	unforeseen safety issues such as patients in clinical trials suffering adverse health consequences related to PT-100;

•	government or regulatory delays;

•	problems with clinical trial design;

•	failure to comply with FDA regulations for good clinical practices; or

•	any material compromise of data integrity.

The results we have obtained to date in our clinical trials are preliminary and the studies are currently ongoing. We cannot predict or guarantee that the results of further testing, including later-stage controlled human clinical testing, will be successful or will result in FDA approval. If our trials are not successful, or are perceived as not successful by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed. If we obtain FDA approval for PT-100 for one or more therapeutic indications, we may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, our ability to promote and market such products will be limited.

If PT-100 is not a successful drug candidate, we may be unable to obtain other potential drug candidates

In addition to its substantial efforts developing PT-100 on a pre-clinical and early-stage clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If PT-100 is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations could be materially adversely affected.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of December 31, 2003, we had an accumulated deficit of approximately $24.5 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that generated any sales revenue, and we likely will not until PT-100 or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our research and development, preclinical, and clinical operations expand, even if we succeed in developing one or more commercial products. our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of PT-100, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell PT-100. We cannot provide assurance that we will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of its potential products

We license key technology including the rights to PT-100, our lead product, from Tufts University School of Medicine. The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force us to delay or discontinue our development and commercialization programs. Pursuant to the terms of the license, Tufts University School of Medicine has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2009. We have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize our potential products.

If we fail to obtain regulatory approval for PT-100 in a timely manner, our operating results and business may be adversely affected

We must obtain regulatory approval before marketing or selling PT-100 in any major world pharmaceutical market for any therapeutic application for PT-100. Due to risks and uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate when PT-100 may be commercially available for any application, if at all.

In the U.S., we must obtain FDA approval for PT-100 and each indication that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. PT-100 has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If we fail to obtain regulatory approval, we will be unable to market and sell

PT-100. We cannot predict with certainty if or when it might submit PT-100 for regulatory approval for any therapeutic indication. Once we submit PT-100 for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for PT-100 is delayed, our business, financial condition or results of operations would be materially adversely affected.

Because we depend on third parties to conduct human clinical studies, we may encounter delays in product development and commercialization

We have relatively few employees and do not have the resources or experience to design and conduct human clinical trials on our own. We must therefore contract with third parties to perform the clinical trials needed for us to submit PT-100 to the FDA for marketing approval. Accordingly, we may lose some control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we are dependent on a small number of contractors for conducting clinical trials of PT-100, although we believe alternative contractors are available for conducting clinical trials of PT-100 on terms acceptable to us, if necessary. The failure of any contractor to carry out its contractual duties could delay or prevent the successful development and commercialization of PT-100.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

As with any pharmaceutical or biotechnology company, our patent and other proprietary rights are subject to uncertainty and risk. Our success will depend in part on our ability to obtain and enforce patent protection for our products in the U.S. and in other countries. We have been issued three U.S. and corresponding foreign patents and have been granted Notices of Allowance for three more patents. Our patents are related to composition of matter covering our small molecules as well as our anti-tumor and hematopoietic program. We have also filed and is prosecuting patent applications in the United States and in foreign countries relating to additional composition of matter covering our small molecules as well as to both our anti-tumor and hematopoietic programs. It is possible that no patents will be issued on any of our patent applications, and it is possible that the claims issued will not be sufficiently broad to protect our technology or that the patents will not provide protection against competitive products or otherwise be commercially valuable.

Our commercial success will also depend in part on our ability to commercialize PT-100 without infringing patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. PT-100 may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that PT-100 or any of our other activities infringe upon the patent rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

Litigation or other legal proceedings could result in substantial costs to us and may be necessary to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of other parties’ proprietary rights. The defense and enforcement of patent and intellectual property claims are both costly and time consuming, even if the legal outcome is favorable to us. Any adverse legal outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease manufacturing or selling our future products.

Our employees, consultants and advisors are required to enter into written confidentiality agreements that prohibit the disclosure or use of confidential information. We also have entered into written confidentiality agreements that are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached and we may not have adequate remedies for any breach, or our trade secrets and proprietary information could otherwise become known or be independently discovered by others.

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of patients with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Neupogen® and Neulasta® , Corixa’s Bexxar® and IDEC’s Zevalin®, Because PT-100 is still in the early stages of development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If PT-100 is approved by the FDA for one or more therapeutic applications, we plan to enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we will be able to successfully enter into any such collaborations with third parties or that any such collaborations will be entered into on terms satisfactory to us.

There are also many public and private pharmaceutical companies, biotechnology companies, public and private universities, governmental agencies and research organizations actively engaged in drug discovery and research and development of products for the treatment of patients with the same indications that we have targeted. Many of these organizations have financial, technical, regulatory, patenting, manufacturing and marketing resources that are far greater than ours. If a competitor were to successfully develop or acquire rights to a similar or more effective treatment of patients with the same indications targeted by us or one that has reduced side effects or offers significantly lower costs of treatment, or were to successfully enter the market in advance of us with a similar or superior therapy, our business, financial condition or results of operations could be materially adversely affected.

We cannot provide assurances that research and development by others will not render our technology or PT-100 obsolete or non-competitive or result in treatments superior to any therapy or drug developed by us, or that any drug or therapy developed by us will be preferred to any existing or newly developed technologies.

Our manufacturing strategy presents a number of risks

We do not currently have our own manufacturing facilities. We expect in the future to depend on outside contractors for the manufacture of PT-100. Completion of our clinical trials and the commercialization of PT-100 will require access to, or development of, manufacturing capabilities. We have entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for preclinical and early-stage clinical development. As we approach later-stage clinical development and commercialization of a product candidate, however, our intention is to enter into longer-term arrangements with multiple manufacturing sources. We may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of PT-100 in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

Any of these factors could delay clinical trials or commercialization of PT-100, interfere with sales, entail higher costs or result in us being unable to effectively sell our products. To the extent that we are reliant on a sole source of supply of a drug, any interruption in that supply could prevent us from effectively developing, testing and commercializing the drug.

Our ability to generate revenues will be diminished if PT-100 is not accepted in the marketplace, if we fail to obtain acceptable prices or if adequate reimbursement is not available for PT-100 from third-party payors

There are competing products to PT-100 already in the market for the treatment of neutropenia and non-Hodgkin’s lymphoma, including Amgen Inc.’s Neupogen® and Neulasta®, Corixa’s Bexxar® and IDEC’s Zevalin®. See “Information Regarding Point—Competition.” Even if approved for sale and distribution for one or more therapeutic indications, PT-100 might not achieve market acceptance for such indications or remain on the market. PT-100 may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of PT-100. Physicians, patients, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for PT-100 for such indications.

Our ability to commercialize our drugs may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in many markets outside the U.S., the pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., we expect that there will continue to be federal and state proposals to implement additional government control. For example, the recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit will result in decreased reimbursement for prescription drugs which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market PT-100 and generate revenues.

Also, increasing emphasis on managed care in the U.S. and the possibility of government regulation of prescription drug prices will likely continue to put additional pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we might otherwise achieve for PT-100 in the future. Further, cost control initiatives could adversely affect our ability to commercialize PT-100 and its ability to realize profits and revenues from this commercialization.

Our ability to commercialize pharmaceutical products, alone or with distributors or others, may depend in part on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities;

•	private health insurers; and

•	other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with our strategic alliance partners. If government and other third-party payors do not provide adequate coverage and reimbursement levels for PT-100, the market acceptance of these products may be reduced.

We use hazardous chemicals and radioactive and biological materials in its business; any disputes relating to improper use, handling, storage or disposal of these materials could be time consuming and costly

Our research and development operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by us in our operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Our operations also produce hazardous waste products. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business. To date, our compliance costs with respect to environmental laws and regulations have been minimal.

We may be sued for product or operational liability

We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently maintain general liability and product liability insurance related to our clinical trials consistent with industry standards which we believe is adequate to insure us against such potential losses. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover our potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we are sued for any injury caused by its products, the litigation could consume substantial time and attention of our management and our liability could exceed our total assets.

If we lose key personnel or are unable to attract or retain additional personnel, we may be unable to develop PT-100 or achieve commercialization objectives

We are highly dependent on Donald R. Kiepert, Jr., our Chairman, President and Chief Executive Officer, Richard N. Small, our Senior Vice President, Chief Financial Officer and Treasurer, Michael P. Duffy, our Senior Vice President, General Counsel and Secretary, Barry Jones, our Senior Vice President for Research, Margaret J. Uprichard, our Senior Vice President of Clinical and Regulatory Affairs, as well as other principal members of our management and scientific staff. To date, we have not maintained key-man liability insurance to protect against the loss of any of these personnel, with the exception of Mr. Kiepert, for whom we maintain a key-man liability insurance policy. The loss of any of these personnel may have a disruptive effect on our operations until we replace the lost personnel, and may have a material adverse effect on our product development and commercialization efforts if we are not able to attract qualified replacements.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain relationships with leading academic institutions and scientists. Competition for personnel and medical and research collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled scientists and clinical development and regulatory affairs personnel. In addition, we will need to hire additional personnel and develop additional collaborations as we continue to expand our research and development activities. To date, we have been able to attract and retain key personnel when needed. We are not aware of any key employee who plans to retire or terminate his or her employment with us in the near future. Despite our ability in the past in attracting and retaining key personnel, we cannot provide assurances that we will be able to continue to attract, retain or motivate personnel or develop or maintain such outside relationships in the future.

We have contingent liabilities relating to our historical discontinued operations that could give rise to liability risks in the future

Prior to the sale of substantially all of our non-cash assets to Whatman in May of 2001, we were engaged in the business of developing and supplying blood filtration devices. Although Whatman contractually assumed and agreed to indemnify and hold harmless us from and against most liabilities and obligations arising out of the conduct of our blood filtration business, we retained certain known and unknown risks that were not contractually assumed by Whatman including without limitation, (i) any of our liabilities under any benefit plan (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any of our liabilities which were owed to our security holders in their capacity as such, and (v) our liabilities which were owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with us. If for any reason Whatman is not able to satisfy any of the assumed liabilities, such outcome could have a material and adverse effect on our financial condition. Accordingly, there can be no assurances that claims arising out of our historical business and operations would not be asserted against us in the future and, if asserted, there can be no assurances that we would prevail.

Recently enacted changes in the securities laws and regulations are likely to increase our costs

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the national exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal, financial and accounting costs, and we expect these increased costs to continue indefinitely. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

If our independent auditors are unable to provide us with an unqualified report as to of the adequacy of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for our fiscal year ending December 31, 2004. While we intend to conduct a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Stocks traded on the OTC Bulletin Board are subject to market risks in addition to those market risks applicable to exchange-traded and Nasdaq Stock Market traded stocks

Our shares of common stock are traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the NASDAQ Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.

For the three-month period ended December 31, 2003, the average daily trading volume for shares of our common stock ranged from zero to 615,464 shares traded per day, and the average daily trading volume during such three-month period was only 42,483 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

Our stock price could be volatile

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.51 to a high of $5.98 (giving effect for the 1-10 split that occurred on March 15, 2002) in the two-year period ended December 31, 2003. Factors such as the announcements of technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies.

The subsequent sale of a substantial number of shares could cause our stock price to decline

In total, certain entities and individuals hold existing warrants and options to purchase up to 3,361,760 and 2,261,043 shares, respectively, of our common stock at an average exercise price of $2.88 and $2.32, respectively. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock.

Available Information

Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at http://www.pointtherapeutics.com or http://www.pther.com.; these reports can be found under “Investor Relations – SEC Filings”.

Our board of directors intends to adopt a new code of business ethics and conduct, The Point Therapeutics Corporate Code of Ethics and Conduct, applicable to all of our executives, directors and employees. To date, the board of directors has not yet had an opportunity to formally approve the code. The Code of Ethics and Conduct will be available on our website under “Investor Relations – Governance”. The Code of Ethics and Conduct will also be available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President & General Counsel at our corporate headquarters.

Employees

As of March 11, 2004, we employed nineteen persons, of which fourteen were engaged in research and development and five in administration, finance and legal. All of our employees have signed an agreement prohibiting the disclosure of confidential information to anyone outside our company and assigns us any ideas, developments, discoveries, and inventions made. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppage. We consider our employee relations to be good.

Item 2.	Properties

Currently, we sublease approximately 4,600 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for three years, ending in April 2005. We recently signed an agreement to sublease an additional 2,800 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for two years, ending in December 2005. In addition, we sublease approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, Massachusetts from New England Medical Center (“NEMC”). NEMC is affiliated with Tufts, from which we licenses certain technology, and is one of our stockholders. We currently have no written sublease with NEMC and are a tenant-at-will. We believe that our current facilities will be adequate and suitable for our present and future needs for the foreseeable future.

Item 3.	Legal Proceedings

As of March 11, 2004, we had no outstanding litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to the vote of its security holders during the fourth quarter of 2004.

Item 4A.	Executive Officers of the Company

The following is a list of our executive officers and their principal positions with us as of March 11, 2004. Each individual officer, with the exception of Michael P. Duffy, who joined us in May 2002 and Margaret Uprichard, who joined us in January 2003 has served in his respective position with us since March 15, 2002, the effective date of the merger with Point Massachusetts. All of our officers are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	55	Chairman, President, Chief Executive Officer, and Director

Richard N. Small	49	Senior Vice President, Chief Financial Officer and Treasurer

Michael P. Duffy	43	Senior Vice President, General Counsel and Secretary

Barry Jones, Ph.D.	54	Senior Vice President, Research

Margaret J. Uprichard, Pharm.D.	45	Senior Vice President, Clinical and Regulatory Affairs

Mr. Kiepert has served as our President, Chief Executive Officer and as a director since March 2002, the date of the merger with Point Massachusetts, and served as President, Chief Executive Officer and as a director of Point Massachusetts since its inception in 1996. Prior to that, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and as a director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

Mr. Small has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2002, the date of the merger with Point Massachusetts, and served as Senior Vice President, Chief Financial Officer and Treasurer of Point Massachusetts since its inception in 1996. Prior to that, he was Vice President, Chief Financial Officer at ImmuLogic Pharmaceutical Corporation from 1992 to 1996. Mr. Small has also worked in various management positions at Dennison Manufacturing Company and the public accounting firm of Coopers and Lybrand LLP. Mr. Small presently serves as a director for a private company.

Mr. Duffy has served as our Senior Vice President, General Counsel and Secretary since May 2002. Prior to that, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc. / Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray in Boston, Massachusetts. He is also a founder and principal of a private business advisory firm.

Dr. Jones has served as our Senior Vice President of Research since January 2003 and as our Vice President of Research since March 2002, the date of the merger with Point Massachusetts and as Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point Massachusetts, he was Director of Immunology at Procept, Inc., from 1993 through July 1997. He has also held academic research positions at Yale University’s School of Medicine and at Pennsylvania State University.

Dr. Uprichard joined us in January 2003 as Vice President, Clinical and Regulatory Affairs. In December 2003, she was promoted to Senior Vice President, Clinical and Regulatory Affairs. Prior to joining us, she founded a consulting company in drug development and served as Head of Regulatory, Clinical and/or Preclinical Affairs for both Curis, Inc and Paion, GmbH, from 2001-2003. From 1990-2001, Dr. Uprichard held senior positions in both Clinical and Regulatory Affairs for Warner-Lambert/Pfizer in the oncology, neurology, cardiovascular, and rheumatology areas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1.	Market Information.

As of March 18, 2002, our common stock has been included for quotation on the OTC Bulletin Board under the symbol “POTP”. From January 14, 1998 until March 17, 2002, our common stock had been included for quotation on the OTC Bulletin Board under the symbol “HMSR”. The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock as included for quotation on the OTC Bulletin Board (giving retroactive effect to the 1-for-10 reverse split that occurred on March 15, 2002).

	High	Low
2003
First Quarter	$1.10	$0.65
Second Quarter	$3.10	$0.76
Third Quarter	$4.75	$1.20
Fourth Quarter	$4.75	$2.85
2002
First Quarter	$5.98	$2.45
Second Quarter	$3.25	$1.05
Third Quarter	$1.60	$0.76
Fourth Quarter	$1.30	$0.51

2.	Holders.

On March 11, 2004, our common stock was held by approximately 230 stockholders of record. On March 11, 2004, the last reported sale price of our common stock on the OTC bulletin board was $5.90 per share.

3.	Dividend Information.

We have never paid dividends on our common stock. We do not expect to pay cash dividends in the foreseeable future.

4.	Issuer Purchases of Equity Securities.

Not applicable.

Item 6.	Selected Financial Data

SELECTED FINANCIAL INFORMATION

The selected consolidated financial data set forth below have been derived from our consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. Per share data presented below has been adjusted to reflect all stock issuances as if the merger which occurred on March 15, 2002 had taken place prior to all periods presented.

	Year Ended December 31,
	2003		2002	2001	2000	1999
Revenues:
License revenue	$		$—	$—	$4,333	$667
Sponsored research revenue		115	—	—	900	1,200

Total revenues		115	—	—	5,233	1,867
Costs and expenses:
Research and development		5,646	5,160	3,422	2,296	2,293
General and administrative		2,271	2,501	2,010	854	839

Income (loss) from operations		(7,802)	(7,661)	(5,432)	2,083	(1,265)
Other income (expense)		75	182	225	259	103

Net income (loss)		$(7,727)	$(7,479)	$(5,207)	$2,342	$(1,162)

Net income (loss) per common share:
Basic		$(0.73)	$(0.84)	$(0.74)	$0.41	$(0.22)

Diluted		$(0.73)	$(0.84)	$(0.74)	$0.40	$(0.22)

Shares used in computing net income (loss) per share:
Basic		10,657	8,898	7,017	5,764	5,349
Diluted		10,657	8,898	7,017	5,864	5,349

BALANCE SHEET DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Cash and cash equivalents	$14,062	$11,925	$5,563	$4,478	$2,338
Restricted cash and cash equivalents	80	80	—	—	—
Working capital	13,628	10,840	4,198	4,037	1,347
Total assets	14,837	12,553	5,651	4,551	2,435
Long-term debt and capital lease obligations	52	57	60	64	67
Stockholders’ equity	13,856	11,095	4,218	4,039	680

Dividends—none

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Prospectus.

Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors that could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from our ongoing clinical trials, (ii) scientific data collected on our technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation or continuation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of our proposed products, (v) the commercial acceptance of any products approved for sale and the ability of us to manufacture, distribute and sell for a profit any products approved for sale, (vi) our ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances to be entered into by us in the future with pharmaceutical or other biotechnology companies.

Overview

We are developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious diseases. Our lead product candidate, PT-100, is an orally active small molecule which, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that PT-100 has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancers: PT-100 could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: PT-100 could be used to treat both neutropenia and anemia; and

•	Infectious Diseases: PT-100 could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of our clinical development program is to develop the full range of commercial applications of PT-100 and to prioritize its fastest-to-market applications. We have initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia, and PT-100 as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma. We are also clinically developing PT-100 as a potential therapy for the treatment of hematopoietic disorders. In addition, we from time to time evaluate new technology opportunities to broaden our portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $24,536,000 through December 31, 2003. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, PT-100, and to license and develop new pharmaceutical compounds.

We are the successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), and HMSR Inc., a publicly-traded Delaware corporation (“HMSR”). Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 as a Delaware Corporation and from 1994 to May 2001 under the name HemaSure Inc., developed and supplied innovative blood filtration technologies. On May 28, 2001, HMSR sold substantially all of its non-cash assets to a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology, and then changed its name from HemaSure Inc. to HMSR Inc. From May 2001 until the merger on March 15, 2002 (described below) with Point Massachusetts, HMSR’s operations consisted primarily of investigating various strategic business combinations.

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

On March 15, 2002, HMSR’s stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change of HMSR from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement previously entered into by both parties. In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the merger, and after taking into account the 1-for-10 reverse split with respect to HMSR’s common stock prior to the merger, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the merger (including all shares of Point Massachusetts preferred stock converted prior to the effective time) was converted into the right to receive 4.16168 shares of HMSR’s common stock. This ratio also took into account the $500,000 HMSR lock-up fee paid on November 15, 2001. In addition, all outstanding options and warrants of Point Massachusetts were converted at the same conversion rate of 4.16168.

As a result of the merger, HMSR acquired all of the outstanding shares of Point Massachusetts capital stock and Point Massachusetts became a wholly-owned subsidiary of us. For accounting purposes, the acquisition has been treated as the acquisition of HMSR by Point Massachusetts with Point Massachusetts as the acquiror. Our historical financial statements presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts’ capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger with HMSR had occurred at the beginning of the periods presented, the effect of the inclusion of HMSR operating results on the financial statements presented would not be material.

For additional information regarding the terms of the merger, refer to our Form S-4, which was filed with the Securities and Exchange Commission on February 11, 2002.

Our business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

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

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: all of our obligations relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by us with respect to such revenue incurred.

Revenues from corporate collaborations are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period which we are obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

For the year ended December 31, 2003, we recognized $115,000 of license revenues relating to royalties payable to us as successor to HMSR following the merger. We have not recognized any revenue under such agreements during the years ended December 31, 2002 and 2001. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Clinical Trial Accrual

We accrue the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We accrue the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

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

Results of Operations

Our historical financial statements presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts’ capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger with HMSR had occurred at the beginning of the periods presented, the effect of the inclusion of HMSR operating results on the financial statements presented would not be material.

	Year Ended December 31,			Annual Percent Change
	2003	2002	2001	2003/2002	2002/2001
License revenue	$115,041	$—	$—	100.0%	—%
Sponsored research revenue	—	—	—	—	—

Total revenues	115,041	—	—	100.0	—
Research and development	5,646,230	5,159,957	3,422,358	9.4	50.8
General and administrative	2,270,915	2,501,187	2,010,127	(9.2)	24.4

Total operating expenses	7,917,145	7,661,144	5,432,485	3.3	41.0
Interest income	75,332	182,559	225,463	(58.7)	(19.0)

Net loss	$(7,726,772)	$(7,478,585)	$(5,207,022)	3.3%	43.6%

Revenues

For the year ending December 31, 2003, we recorded license revenue totaling $115,000, representing royalties payable to us as successor to HMSR following the merger. We recorded no revenues during the year ended December 31, 2002 and 2001.

Operating Expenses

Research and development

During the years ended December 31, 2003, 2002 and 2001, almost all of our research and development efforts have been focused on the preclinical and clinical development of PT-100 for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We had no other material research and development programs during this time period and thus the expenses disclosed for research and development in our financial statements has primarily been directed towards developing PT-100. We have initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia, and PT-100 as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma.

We are also developing PT-100 as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. We recently completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with PT-100 for neutropenia.

Research and development expenses increased 9.4% to $5,646,000 for the year ended December 31, 2003 and 50.8% to $5,160,000 for the year ended December 31, 2002.

	Year Ended December 31,			Annual Percent Change
Research and development	2003	2002	2001	2003/2002	2002/2001
Clinical development	$3,170,618	$2,473,538	$1,151,890	28.2%	114.7%
Research	2,475,612	2,686,419	2,270,468	(7.8)	18.3

Total research and development	$5,646,230	$5,159,957	$3,422,358	9.4%	50.8%

Clinical development: Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs, facility expenses, including depreciation. Total clinical development expenses increased 28.2% to $3,171,000 in 2003 and 114.7% to $2,474,000 in 2002.

The increase in 2003 was primarily due to increased internal personnel costs ($624,000) due to the addition of four employees at the beginning of 2003 in order to internally manage the clinical trial process for PT-100 in place of utilizing outside contractors. The increase in 2002 was primarily due to higher external clinical development expenses related to PT-100 for the Phase I Neutropenia trial ($1,076,000) due to increased enrollment in the trial during 2002.

During 2004, we anticipate that our clinical development costs will continue to increase due to the initiation of four Phase 2 PT-100 clinical studies in three different oncology indications where PT-100 will be studied in combination with chemotherapeutic agents and monoclonal antibodies as well as a single agent anti-tumor therapeutic. In addition, we currently anticipate completing the current Phase 1 PT-100/Rituxan® study during 2004 and the hiring of four additional employees in this area bringing total employees in the clinical development area to nine.

Research: Research includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Research expenses decreased 7.8% to $2,476,000 in 2003 and increased 18.3% to $2,686,000 in 2002. The decrease in 2003 was primarily due to one-time outside contractor preclinical work performed in 2002 ($387,000), offset in part by increased personnel and related costs due to full-year effect of the hiring of two new employees mid-2002 and raises ($174,000). The increase in 2002 was primarily due to increased outside contractor preclinical and support work performed in 2002 ($603,000) offset in part by lower personnel costs due to severance accrued in 2001 ($200,000).

During 2004, we currently anticipate that research expenses will remain approximately consistent with 2003 levels as activity levels overall are expected to remain constant and total employees in this area to remain at seven.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, finance & accounting, business development, investor relations and other administrative support functions.

General and administrative expenses decreased 9.2% to $2,271,000 in 2003 and increased 24.4% to $2,501,000 for 2002. The decrease in 2003 was primarily due to legal costs incurred with the merger with HMSR Inc. ($265,000) which occurred in the first quarter of 2002 and the hiring of a commercial strategy consulting group in 2002 ($260,000) offset in part by higher personnel costs ($265,000) due to the full-year effect of the hiring of three employees in mid-2002 and raises.

The increase in 2002 was primarily due to an increase in needed internal support and external costs associated with us becoming a public entity on March 15, 2002 as a result of the merger between Point Massachusetts and HMSR Inc. ($595,000) and the hiring of a consulting group in 2002 to assist us in developing an optimal commercialization strategy for PT-100 ($331,000) offset in part by lower external legal costs in 2002 as compared to 2001 due to decreased activity the hiring of a general counsel in mid-2002 ($558,000).

During 2004, we currently anticipate that general and administrative expenses will increase moderately from 2003 levels as we plan to expand our business development efforts by allocating additional resources and hiring one additional employee in business development bringing total employees in this area to six.

Interest Income

Interest income includes interest earned on invested cash balances. During the years ending December 31, 2003, 2002 and 2001, our investments consisted entirely of funds deposited in money market funds.

Interest income decreased 58.7% to $75,000 and 19.0% to $183,000 for 2002. The decrease in interest income for 2003 resulted from lower interest rates earned and a lower average invested cash balance as compared to 2002. The decrease in 2002 resulted from lower interest rates earned on the invested cash balance in 2002 as compared to the same period in 2001, offset in part by a higher invested cash balance compared to 2001.

Net loss

As a result of the foregoing, we incurred a net loss of $7,727,000, or $0.73 per share, for the year ended December 31, 2003 compared to a net loss of $7,479,000, or $0.84 per share, for the year ended December 31, 2002 and a net loss of $5,207,000, or $0.74 per share, for the year ended December 31, 2001.

Liquidity and Capital Resources

We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $22,858,000, net of costs of raising capital, in private equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR, including a $500,000 lock-up fee received upon the signing of the Merger Agreement. We have also received $983,000 from interest earned in invested cash balances.

At December 31, 2003, our cash and cash equivalents increased $2,137,000 as compared to December 31, 2002. The increase was primarily due to net proceeds totaling $10,424,000 resulting from the sale of 5,600,001 shares of common stock in a private placement which closed on October 3, 2003 offset in part by $8,221,000 used in operations for the year ended December 31, 2003, primarily to fund the clinical program for PT-100 and other research and development initiatives. We also increased our investment in office and laboratory equipment by $61,000 from $413,000 at December 31, 2002 to $474,000 at December 31, 2003. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $23,010,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of PT-100 for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We have had no other material research and development programs, and thus the $23,010,000 disclosed for research and development in our financial statements has primarily been directed towards developing PT-100. We have initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia, and PT-100 as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma. We are also developing PT-100 as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. We recently completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with PT-100 for neutropenia. We cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when PT-100 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

On October 3, 2003, we closed on a private placement of 5,600,001 shares of common stock at a price of $2.00 per share and five-year warrants to purchase an additional 2,800,000 shares of common stock at a price of $2.66 per share. The per unit purchase price represented a 12.5% discount to the average closing price of our common stock for the five trading days immediately preceding September 10, 2003, the date on which the offering commenced. Total gross proceeds were $11,200,000 with costs of approximately $600,000 resulting in net proceeds to us of $10,600,000, less additional expenses of $200,000 for the registration of the shares. We also issued warrants to purchase 300,000 shares of common stock at a price of $2.22 per share to Paramount, Inc. the placement agent in the transaction. In addition, upon closing of the financing on October 3, 2003, we recorded and paid bonuses to all employees totaling approximately $414,000.

Since inception, we have incurred operating expenses of $32,951,000 and have accumulated a deficit as of December 31, 2003 of $24,536,000. At December 31, 2003, we had $14,062,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain current and planned operations through the end of 2004. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans after 2004. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continues with the clinical development of PT-100 and initiates human clinical trials for additional clinical indications for PT-100 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of December 31, 2003, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	2004	2005	2006	2007	2008	Thereafter
Operating Leases	$177,198	$63,867	$1,678	$—	$—	$—
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	37,895

Total Future Obligations	$187,198	$73,867	$11,678	$10,000	$10,000	$37,895

In addition, in connection with the sublease for our offices at 125 Summer Street in Boston, we issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2003 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no impact on our financial statements in 2003.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion (APB) No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB No. 25 “Accounting for Stock Issued to Employees”. SFAS 148 became effective for fiscal years ending after December 15, 2002. We have elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have any impact on our results of operations or financial position in 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after December 15, 2003, and to any new entities beginning February 1, 2003. FIN 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The adoption of FIN 46 is not expected to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our results of operations or financial position in 2003.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

At December 31, 2003, 2002 and 2001, our investments consisted entirely of funds deposited in money market funds and as a result we were not subject to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.”

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption “Executive Officers of the Registrant” in this Report, and, with respect to directors, by reference to the information included under the headings “Information Regarding Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of the our fiscal year.

Our board of directors intends to adopt a new code of business ethics and conduct, The Point Therapeutics Corporate Code of Ethics and Conduct, applicable to all of our executives, directors and employees, including our chief executive officer, chief financial officer and controller. The Code of Ethics and Conduct will be posted on our website at http://www.pointtherapeutics.com or http://www.pther.com, under “Investor Relations – Governance”. To date, the board of directors has not had an opportunity to formally approve the code. The Code of Ethics and Conduct will also be available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President & General Counsel at our corporate headquarters. We intend to comply with the requirements of Item 10 of Form 8-K with respect to any waiver of the provisions of the Point Therapeutics Corporate Code of Ethics and Conduct applicable to the registrant’s Chief Executive Officer, Chief Financial Officer or Controller by posting notice of any such waiver at the same location on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” and “Report of Compensation Committee on Executive Compensation” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of the our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Principal Stockholders and Management” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

We maintain four stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, the 1994 Directors’ Stock Option Plan, and the 2003 Stock Option Plan for Non-Employee Directors, as amended (the “Plans”), which were approved by Board of Directors and our stockholders.

The following table gives information about awards under the Plans as of December 31, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,261,023	$2.32	1,517,645
Equity compensation plans not approved by shareholders	—	—	—

Total	2,261,023	$2.32	1,517,645

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Accountants, Fees and Other Matters” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

(b)	The Registrant filed the following Report on Form 8-K during the fourth quarter of 2003 and through March 11, 2004:

Date of Report	Reported
October 20, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on October 20, 2003 announcing that members of our management will be presenting at the First Annual Rodman & Renshaw Techvest Healthcare Conference on Tuesday, October 21, 2003.

October 27, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on October 27, 2003 announcing that members of our management will be presenting at MASS Opportunities: A Biotechnology Investment Conference hosted by the Massachusetts Biotechnology Council on Tuesday, October 28, 2003.

November 3, 2003	Current Report on Form 8-K to report, pursuant to Item 12 (Results of Operations and Financial Condition), that we had issued a press release on November 3, 2003 to report our financial results for the third quarter ended September 30, 2003.

November 21, 2003	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on November 20, 2003 announcing the presentation of results from a study of our lead product candidate PT-100 demonstrating preclinical tumor growth suppression and enhancement of chemotherapy. These results were presented on November 20, 2003 in a poster session of the AACR-NCI-EORTC International Conference.

February 26, 2004	Current Report on Form 8-K to report, pursuant to Item 12 (Financial Results) that we issued a press release on February 26, 2004 announcing our financial results for the fourth quarter and fiscal year ended December 31, 2003.

March 9, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on March 9, 2004 announcing that we initiated a Phase 2 clinical trial for the treatment of advanced non-small cell lung cancer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

POINT THERAPEUTICS, INC.

By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Donald R. Kiepert, Jr., Richard N. Small and Michael P. Duffy, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and any subsequent filings pursuant to the Exchange Act and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2004

/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 12, 2004

/s/ THOMAS M. CLAFLIN Thomas M. Claflin	Director	March 12, 2004

/s/ DANIEL T. ROBLE Daniel T. Roble, Esq	Director	March 12, 2004

/s/ WILLIAM J. WHELAN, JR. William J. Whelan, Jr.	Director	March 12, 2004

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.		Description

2.1	(12)	Agreement and Plan of Merger, dated November 15, 2001, among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2	(8)	Asset Purchase Agreement, dated as of February 3, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3	(9)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.4	(17)	Engagement Agreement dated as of September 10, 2003 between Point Therapeutics, Inc. and Paramount Capital, Inc.

2.5	(17)	Subscription Agreement, dated on or about September 19, 2003, by and among Point Therapeutics, Inc. and several purchasers.

3.1	(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2	(10)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.

3.3	(11)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4	(13)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5	(1)	By-Laws of Point Therapeutics, Inc.

4.1	(14)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2	(14)	Form of Warrant for Point Therapeutics, Inc.

4.3	(17)	Form of Investor Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.

4.4	(17)	Form of Paramount Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.

4.5	(2)	Registration Rights Agreement, dated January 23, 1997, by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.6	(3)	Registration Rights Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.7	(4)	Warrant Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.8	(4)	Warrant Certificate, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.9	(5)	Registration Rights Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.10	(5)	Warrant Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.11	(5)	Warrant Certificate, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.12	(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Thomas D. Foley.

4.13	(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VI.

4.14	(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VII.

Exhibit No.	Description

4.15(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Dr. Pennington.

4.16(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Fieldmark, Inc.

4.17(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Graystone.

4.18(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Kenneth Zito.

4.19(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Medical Investments.

4.20(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Nancy Finn.

4.21(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Cornelia Stutz.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Point Therapeutics, Inc.’s 1994 Director Option Plan.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, dated June 25, 1996.

10.4(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, effective as of May 16, 1996.

10.5(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, dated June 25, 1996.

10.6(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, effective as of May 16, 1996.

10.7(5)	Securities Purchase Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

10.8(7)	Form of Purchase Agreement, dated March 2, 2000.

10.9(7)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

10.10(9)	Royalty Agreement, dated as of May 29, 2001, by and among Point Therapeutics, Inc., Whatman and Whatman plc.

10.11(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

10.12(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

10.13(14)	Employment Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.14(14)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

10.15(15)	Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

10.16(16)	Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

10.17(16)	Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

10.18(14)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

Exhibit No.		Description

24.1	†	Power of Attorney.

31.1		Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

31.2		Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).
(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1998.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(9)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(16)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(17)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003.
†	Previously filed.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Auditors	F-2

Consolidated Balance Sheets at December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from Inception (September 3, 1996) through December 31, 2003	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from Inception (September 3, 1996) through December 31, 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from Inception (September 3, 1996) through December 31, 2003	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Point Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Point Therapeutics, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003 and the period from September 3, 1996 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Point Therapeutics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and the period from September 3, 1996 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 17, 2004

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$14,062,104	$11,925,327
Cash and cash equivalents – restricted	80,168	80,168
Prepaid expenses and other current assets	413,941	234,378

Total current assets	14,556,213	12,239,873
Office and laboratory equipment, net	243,056	273,385
Deposits and other assets	37,373	39,316

Total assets	$14,836,642	$12,552,574

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$438,475	$488,603
Accrued expenses	356,343	728,987
Accrued professional fees	103,025	178,000
Accrued severance	30,389	4,713

Total current liabilities	928,232	1,400,303
Patent liability, less current portion	52,367	57,055
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,976,925 shares issued at December 31, 2003 and 9,376,924 shares issued at December 31, 2002, 14,875,756 shares outstanding at December 31, 2003 and 9,275,755 shares outstanding at December 31, 2002.	149,769	93,769
Treasury stock (101,169 shares outstanding at $3.28 per share)	(331,936)	(331,936)
Additional paid-in capital	38,574,572	28,142,973
Deficit accumulated during the development stage	(24,536,362)	(16,809,590)

Total stockholders’ equity	13,856,043	11,095,216

Total liabilities and stockholders’ equity	$14,836,642	$12,552,574

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2003
	2003	2002	2001
Revenues
License revenue	$115,041	$—	$—	$5,115,041
Sponsored research revenue	—	—	—	2,400,000

Total revenues	115,041	—	—	7,515,041

Operating expenses
Research and development	5,646,230	5,159,957	3,422,358	23,009,540
General and administrative	2,270,915	2,501,187	2,010,127	9,941,723

Total operating expenses	7,917,145	7,661,144	5,432,485	32,951,263

Loss from operations	(7,802,104)	(7,661,144)	(5,432,485)	(25,436,222)

Interest income	75,332	182,559	225,463	982,512
Interest expense	—	—	—	(82,652)

Net loss	$(7,726,772)	$(7,478,585)	$(5,207,022)	$(24,536,362)

Net loss per share
Basic and diluted	$(0.73)	$(0.84)	$(0.74)

Shares used in computing net loss per share
Basic and diluted	10,656,577	8,897,917	7,017,145

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

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

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)—(CONTINUED)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of compensatory stock options to non-employees			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 6, 2001, net of issuance cost	1,352,546	13,526	5,150,616			5,164,142
Issuance of common stock on April 30, 2001	52,021	520	199,480			200,000
Net loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	7,386,565	73,866	13,475,255		(9,331,005)	4,218,116
Issuance of compensatory stock options to non-employees			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	1,889,190	18,892	14,647,318			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	101,169	1,011		(331,936)		(330,925)
Net loss					(7,478,585)	(7,478,585)

Balance at December 31, 2002	9,376,924	$93,769	$28,142,973	$(331,936)	$(16,809,590)	$11,095,216
Issuance of compensatory stock options to non-employees			64,073			64,073
Issuance of 5,600,001 shares of common stock on October 3, 2003 in a private placement, net of costs	5,600,001	56,000	10,367,526			10,423,526
Net loss					(7,726,772)	(7,726,772)

Balance at December 31, 2003	14,976,925	$149,769	$38,574,572	$(331,936)	$(24,536,362)	$13,856,043

The accompanying notes are an integral part of these consolidated financial statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31,
	2003	2002	2001	2003
Operating activities
Net loss	$(7,726,772)	$(7,478,585)	$(5,207,022)	$(24,536,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,758	56,521	26,317	231,164
Issuance of compensatory stock options	64,073	20,400	22,052	224,679
Common stock issued under license agreement	—	—	—	910,677
Accrued interest on convertible notes	—	—	—	82,652
Patent costs	—	—	—	75,557
Changes in operating assets and liabilities:
Accounts receivable	(115,336)	—	—	(115,336)
Prepaid expenses and other current assets	(64,227)	(227,846)	(483)	(317,882)
Restricted cash	—	(80,168)	—	(80,168)
Deposits and other assets	1,943	(39,316)	—	(37,373)
Accounts payable and accrued expenses	(472,071)	527,990	424,934	925,788

Net cash used in operating activities	(8,220,632)	(7,221,004)	(4,734,202)	(22,636,604)

Investing activity
Purchase of office and laboratory equipment	(61,429)	(248,719)	(40,971)	(474,220)

Net cash used in investing activity	(61,429)	(248,719)	(40,971)	(474,220)

Financing activities
Proceeds from issuance of common stock net of costs, net	10,423,526	—	5,364,142	20,965,485
Principal payments of patent liability	(4,688)	(3,579)	(3,579)	(20,746)
Proceeds from merger between Point with HMSR, Inc.	—	13,835,285	500,000	14,335,285
Proceeds from issuance of convertible note	—	—	—	1,892,904

Net cash provided by financing activities	10,418,838	13,831,706	5,860,563	37,172,928

Net increase in cash and cash equivalents	2,136,777	6,361,983	1,085,390	14,062,104
Cash and cash equivalents at beginning of period	11,925,327	5,563,344	4,477,954	—

Cash and cash equivalents at end of period	$14,062,104	$11,925,327	$5,563,344	$14,062,104

1. Basis of Presentation

The Company

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious diseases. Point’s lead product candidate, PT-100, is an orally active small molecule which, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

Point believes that PT-100 has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancer: PT-100 could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: PT-100 could be used to treat both neutropenia and anemia; and

•	Infectious Disease: PT-100 could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of Point’s clinical development program is to develop the full range of commercial applications of PT-100 and to prioritize its fastest-to-market applications. Point has initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer. Point also plans to initiate in the first half of 2004 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia, and PT-100 as a single agent in metastatic melanoma. Point is also currently conducting a Phase 1 clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma. Point is also clinically developing PT-100 as a potential therapy for the treatment of hematopoietic disorders. In addition, Point from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

The Company is a successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), and HMSR Inc., a publicly-traded Delaware corporation (“HMSR”). Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 as a Delaware corporation, and from 1994 to May 2001, under the name HemaSure Inc., developed and supplied innovative blood filtration technologies. On May 28, 2001, HMSR sold substantially all of its non-cash assets to a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology and then changed its name from HemaSure Inc. to HMSR Inc. From May 2001 until the merger on March 15, 2002 (described below) with Point Massachusetts, HMSR’s operations consisted primarily of investigating various strategic business combinations.

On November 15, 2001, HMSR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Point Massachusetts. On March 15, 2002, HMSR’s stockholders approved a 1 for 10 reverse split of HMSR’s common stock and a name change from HMSR to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became a wholly owned subsidiary of the Company and changed its name to “Point Therapeutics Massachusetts, Inc.”

The historical financial statements of the Company presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts’ capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger with HMSR had occurred at the beginning of the periods presented, the effect of the inclusion of HMSR operating results on the financial statements presented would not be material.

For additional information regarding the terms of the merger, refer to the Company’s Form S-4, which was filed with the Securities and Exchange Commission on February 11, 2002.

The Company’s business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

On October 3, 2003, the Company closed on a private placement of 5,600,001 shares of common stock at a price of $2.00 per share and five-year warrants to purchase an additional 2,800,000 shares of common stock. The per unit purchase price represented a

1. Basis of Presentation (continued)

12.5% discount to the average closing price of the Company’s common stock for the five trading days immediately preceding September 10, 2003, the date on which the offering commenced. The warrants will be exercisable at a price of $2.66 per share. Total gross proceeds were $11,200,000 with costs of approximately $600,000 resulting in net proceeds to the Company of $10,600,000, less additional expenses of $200,000 for the registration of the shares. The Company also issued warrants to purchase 300,000 shares of common stock at a price of $2.22 per share to Paramount, Inc. the placement agent in the transaction. In addition, upon closing of the financing on October 3, 2003, the Company recorded and paid bonuses to all employees totaling approximately $414,000. Participants in the private placement included ProQuest Investments, a new investor, along with certain existing and new accredited investors.

Point intends to use these funds for general corporate purposes including the costs of continuing and future clinical trials of PT-100, its lead clinical compound. PT-100 is currently being evaluated in a clinical study with Rituxan(R) in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia patients.

Since inception, the Company has incurred operating expenses of $32,951,000 and has accumulated a deficit as of December 31, 2003 of $24,536,000. At December 31, 2003, the Company had $14,062,000 in cash and cash equivalents. The Company currently anticipates that its existing capital resources and interest to be received on invested cash balances should enable it to maintain current and planned operations through the end of 2004. Therefore, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently considering several strategic options in order to ensure the continued funding of its operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to the Company. Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans after 2004. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact the Company’s cash position and require further cost reductions.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Point Massachusetts, Inc., HemaPharm Inc., and HemaSure A/S.

2. Significant Accounting Policies (continued)

Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2003, the Company’s investments consisted entirely of funds deposited in money market funds.

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

Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For all years presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of outstanding common stock options, warrants and convertible debt would be antidilutive.

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

2. Significant Accounting Policies (continued)

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(7,726,772)	$(7,478,585)	$(5,207,022)
Deduct: Stock compensation cost as computed under APB No. 25	64,073	20,400	22,052
Add: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(817,757)	(580,388)	(690,525)

Pro forma net loss	$(8,480,456)	$(8,038,573)	$(5,875,495)

Net loss per share, as reported	$(0.73)	$(0.84)	$(0.74)

Net loss per share, pro forma	$(0.80)	$(0.90)	$(0.84)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	4.00	4.00	4.00
Risk-free interest rate	2.4% – 3.5%	2.6% – 4.7%	3.7% – 4.3%
Volatility	93%	93%	93%
Dividends	None	None	None

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

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no difference between the Company’s net loss and its comprehensive loss for the periods presented in the accompanying consolidated statements of operations.

2. Significant Accounting Policies (continued)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion (APB) No. 28 “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB No. 25 “Accounting for Stock Issued to Employees”. SFAS 148 became effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have any impact on the Company’s results of operations or financial position in 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after December 15, 2003, and to any new entities beginning February 1, 2003. FIN 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s results of operations or financial position in 2003.

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

Commencing in May 1999, Point Massachusetts is required to pay $20,000 per year to Tufts. One-half of this payment is offset against Point Massachusetts’ patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. Point Massachusetts is obligated to make an additional $87,895 of patent right payments as follows:

Year ended December 31:
2004	$10,000
2005	10,000
2006	10,000
2007	10,000
2008	10,000
Thereafter	37,895

87,895
Less amount representing interest	(31,198)

56,697
Less current portion	(4,330)

$52,367

The present value of the patent reimbursement payments, assuming an interest rate of 10%, was expensed to research and development in 1997.

4. Agreements (continued)

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

5. Warrants

In connection with the private placement which closed in October of 2003, the Company issued warrants to purchase 2,800,000 shares of common stock at a price of $2.66 per share which will expire in 2008. In addition, the Company issued warrants to purchase 300,000 shares of common stock at a price of $2.22 per share to Paramount, Inc., the Placement Agent in the offering. The warrants expire in 2009.

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

As of December 31, 2003, no warrants have been exercised.

6. Office and Laboratory Equipment

Office and laboratory equipment consist of the following at December 31:

	2003	2002
Laboratory equipment	$298,817	$257,171
Computer equipment	114,420	97,307
Furniture	49,979	47,309
Leasehold improvements	11,004	11,004

	474,220	412,791
Less accumulated depreciation	(231,164)	(139,406)

	$243,056	$273,385

Depreciation expense was $91,758, $56,521 and $26,317 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company records repairs and maintenance as incurred and did not incur any material repairs and maintenance expense during the years ended December 31, 2003, 2002 and 2001.

7. Operating Leases and Commitments

The Company conducts all of its operations in leased facilities. The Company subleases approximately 4,600 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for three years, ending in April 2005 and is non-renewable. In connection with the above sublease, the Company issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord. In addition, the Company subleases approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, Massachusetts from New England Medical Center (“NEMC”). The Company currently has no written sublease with NEMC and is a tenant at will. Rent expense under these arrangements amounted to $311,000, $290,000 and $200,000 in 2003, 2002 and 2001, respectively.

The Company also has in place operating leases for its telephone system and copiers, each with a term of three years ending in 2005. The Company does not have any capital leases for any of its capital equipment, furniture or fixtures.

At December 31, 2003, future minimum commitments, under leases with noncancelable terms of more than one year are as follows:

Year ended December 31:
2004	$177,198
2005	63,867
2006	1,678

Total	$242,743

In addition to the above future minimum commitments, the Company incurs annual rent expense totaling approximately $192,000 under the current tenant-at-will arrangement with NEMC and anticipates that the level of expense incurred under the arrangement will continue into the foreseeable future.

On January 8, 2004, the Company entered into a sublease agreement for approximately 2,800 additional square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for two years ending December 31, 2005. The annual rent expense under the sublease agreement is $70,000.

8. Stock Option Plans

Prior to the merger, which occurred on March 15, 2002, options to purchase stock of Point Massachusetts were granted under the Point Massachusetts 1997 Stock Option Plan, as amended (the “1997 Plan”) and options to purchase stock of HMSR Inc. were granted under HMSR Inc.’s Amended and Restated 1994 Stock Option Plan (the “1994 Plan”) and HMSR Inc.’s Director’s Plan, as amended (the “Director Plan”). All options outstanding under the 1994 Plan and the Director Plan were adjusted in accordance with the 1-for-10 reverse split of the Company’s common stock which took place immediately prior to the merger. All options outstanding under the 1997 Plan at the time of the merger converted into the right to receive 4.16168 shares of the Company’s common stock (see Note 3). From and after the merger, the 1994 Plan and the Director Plan remained in full effect while the 1997 Plan was frozen such that options may still be exercised under that plan but no further grants of options may be made under the 1997 Plan. In 2003, the Company authorized a new 2003 Stock Option Plan for Non-Employee Directors. As of December 31, 2003, a total of 3,835,123 shares have been authorized for grants of options or shares under the 1994 Plan, the 1997 Plan, the Director Plan and the 2003 Directors’ Plan (the “Plans”), of which 1,517,645 are available for grant. Stock options granted during 2003, 2002 and 2001 generally have a maximum term of ten years and vest periodically over a period of one to five years.

The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. The exercise price for incentive stock options cannot be below the fair market value of the Company’s stock on the date of grant. Furthermore, the option exercise period will not exceed ten years from the date of grant.

The following table presents the activity of the Plans for the years ended December 31:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,275,638	$2.80	993,376	$3.11	762,403	$2.87
Granted	985,385	1.11	375,900	2.11	230,973	3.84
Canceled	—	—	(93,638)	3.27	—	—

Outstanding at end of year	2,261,023	$2.32	1,275,638	$2.80	993,376	$3.11

Exercisable at end of year	1,129,262	$3.18	706,294	$2.89	499,002	$2.71

Weighted-average per share fair value of options granted	$0.74		$1.43		$2.60

8. Stock Option Plans (continued)

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2003:

Options Outstanding		Weighted-Average Remaining Contractual Life	Options Exercisable
Exercise Price	Number Outstanding		Number Exercisable	Weighted-Average Exercise Price
$0.55-$0.80	874,200	9.22	112,533	$0.76
$1.14-$1.45	172,000	8.44	84,500	$1.43
$2.41	308,772	3.74	308,772	$2.41
$3.00	168,500	8.22	42,125	$3.00
$3.22	391,190	5.80	346,973	$3.22
$3.45	120,000	9.72	60,000	$3.45
$3.85	210,161	7.68	158,142	$3.85
$6.25	7,500	4.06	7,500	$6.25
$15.00-$162.50	8,700	1.26	8,700	$60.87

9. Common Stock

During November 2000, Point Massachusetts issued 260,106 shares of common stock to a corporate investor at a price of $3.84 per share. The stock was issued pursuant to a letter of intent that allowed the investor exclusive rights, but no obligation, to purchase Point Massachusetts within a given period. Subsequent to year-end of 2000, the agreement was mutually terminated.

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

During October 2003, the Company issued 5,600,001 shares of common stock at a price of $2.00 per share to various investors in a private placement.

10. Income Taxes

The Company’s effective income tax rate as of December 31, 2003, 2002 and 2001 differed from the expected US federal tax statutory expense as set forth below:

	December 31,
	2003	2002	2001
Expected federal tax benefit	$(2,627,102)	$(2,542,719)	$(1,770,387)
State income taxes, net of federal benefit	(484,469)	(468,907)	(326,480)
Stock compensation expense and other	21,785	6,936	7,498
Other permanent differences	7,710	2,380	1,530
Carryforward of net operating losses	3,082,076	3,002,310	2,087,839

Income tax expense	$—	$—	$—

As of December 31, 2003, the Company has net operating loss carryforwards of approximately $107,883,000 and $58,297,000, to offset future federal and state taxable income, respectively. The Company also has research and development tax credit carryforwards of approximately $2,139,000 and $569,000 to offset future federal and state tax liability, respectively. The tax losses and tax credits will expire at various times through 2023. The net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided in Internal Revenue Code (IRC) sections 382 and 383.

Deferred tax assets at December 31, 2003 and 2002 consist of the following:

	December 31,
	2003	2002
Deferred tax liabilities:
Depreciation	$(17,005)	$(13,045)

Total deferred tax liabilities	(17,005)	(13,045)
Deferred tax assets:
Net operating loss carryforwards	40,336,159	37,236,420
Research and development credit carryforwards	2,708,196	2,508,372
Accrued expenses	35,088	22,840
Intangible assets	358,552	394,461

Total deferred tax assets	43,437,995	40,162,093

Net deferred tax assets:	43,420,990	40,149,048
Valuation allowance	(43,420,990)	(40,149,048)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax assets, as their utilization is not probable at this time. The valuation allowance increased by $3,272,000 during 2003.

11. Net Income (Loss) Per Share

Net loss per share is presented under the requirements of FAS No. 128, “Earnings per Share” (“FAS 128”), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for the years ended December 31, 2003, 2002 and 2001, they have been excluded from the computation of weighted-average shares used in computing dilutive net loss per share for the years ended December 31, 2003, 2002 and 2001.

	Year ended December 31,
	2003	2002	2001
Net loss	$(7,726,772)	$(7,478,585)	$(5,207,022)

Weighted-average shares outstanding:
Denominator for basic earnings per share	10,656,577	8,897,917	7,017,145
Common stock equivalent:
– stock options	—	—	—
– warrants	—	—	—

Denominator for diluted earnings per share	10,656,577	8,897,917	7,017,145

Net loss per share
Basic and diluted	$(0.73)	$(0.84)	$(0.74)

12. Retirement Savings Plan

The Company implemented a 401(k) retirement savings plan covering all of the Company’s employees on January 1, 2002. Matching Company contributions are at the discretion of management of the Company. Management authorized matching contributions up to 3% of participants’ salaries amounting to approximately $46,000, $24,000 and $0 for the year ended December 31, 2003, 2002 and 2001, respectively.

13. Related Party Transactions

The Company utilizes the services of a law firm, of which a Director of the Company is a Partner. During 2003, 2002 and 2001, the Company paid fees totaling approximately $309,000, $558,000 and $703,000, respectively, for legal services in connection with organizational, general corporate, transaction and other related matters. The Company believes that the fees charged by the law firm to the Company are as fair to the Company for the services provided as could have been obtained from another comparable law firm.

14. Litigation

As of December 31, 2002, the Company was a defendant in a lawsuit brought by Pall Corporation (“Pall”) in the United States District Court for the Eastern District of New York and the District of Colorado regarding the Company’s LeukoNet System, which is no longer made or sold by the Company (the “Pall Litigation”). In a complaint filed in November 1996, Pall alleged that the manufacture, use and/or sale of the LeukoNet System infringed upon two patents held by Pall. Pall dropped its allegations concerning infringement of one of the patents and alleges only that the LeukoNet System infringed Pall’s U.S. Patent No. 4,952,572 (the “‘572 Patent”).

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, approximately $115,000 of net royalties was accrued and is was payable to the Company. The Company received payment in January 2004.

15. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2003	Second Quarter Ended June 30, 2003	Third Quarter Ended September 30, 2003	Fourth Quarter Ended December 31, 2003
Total revenues	$96,150	$—	$—	$18,891
Operating expenses:
Research and development	1,486,573	1,142,267	1,417,852	1,599,538
General and administrative	496,114	511,217	501,187	762,397

Total operating expenses	1,982,687	1,653,484	1,919,039	2,361,935

Loss from operations	(1,886,537)	(1,653,484)	(1,919,039)	(2,343,044)
Interest income	24,936	17,373	11,069	21,954
Interest expense	—	—	—	—

Net loss	$(1,861,601)	$(1,636,111)	$(1,907,970)	$(2,321,090)

Basic and diluted net loss per share:	$(0.20)	$(0.18)	$(0.21)	$(0.16)

Shares used in computing net loss per share:	9,275,755	9,275,755	9,275,755	14,754,017

	First Quarter Ended March 31, 2002	Second Quarter Ended June 30, 2002	Third Quarter Ended September 30, 2002	Fourth Quarter Ended December 31, 2002
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	923,671	1,224,173	1,506,621	1,505,492
General and administrative	695,073	502,811	759,787	543,516

Total operating expenses	1,618,744	1,726,984	2,266,408	2,049,008

Loss from operations	(1,618,744)	(1,726,984)	(2,266,408)	(2,049,008)
Interest income	29,823	64,691	49,845	38,200
Interest expense	—	—	—	—

Net loss	$(1,588,921)	$(1,662,293)	$(2,216,563)	$(2,010,808)

Basic and diluted net loss per share:	$(0.21)	$(0.18)	$(0.24)	$(0.22)

Shares used in computing net loss per share:	7,743,413	9,275,755	9,275,755	9,275,755