Form 10-K/A
period 2003-12-31
POINT THERAPEUTICS INC
filed 2004-04-29
CIK 919745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $10,407,000.

The number of shares outstanding of the Registrant’s common stock as of March 11, 2004 was approximately 15,071,000.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 16, 2004, is being filed: (1) to restate Part I, Items 1, 4A and 5 and (2) to provide the information required by Part III on Form 10-K. In addition, although no revisions were made to Items 2, 3, 4, 6, 7, 7A, 8, 9, 9A and 15, such items have been included in this Amendment No. 1 because it is the Registrant’s intention to distribute this Amendment No. 1 to its stockholders in satisfaction of its obligations under Rule 14a-3 promulgated under the Securities Exchange Act of 1934.

This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 16, 2004, or modify or update the disclosures prescribed in the original Annual Report on Form 10-K, except to reflect the revisions noted above.

POINT THERAPEUTICS, INC.

Year 2003 Form 10-K Annual Report

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

The strategy of our clinical development program is to develop the full range of commercial applications of PT-100 and to prioritize its fastest-to-market applications. We have initiated a Phase 2 human clinical trial of PT-100 in combination with Taxotere® for the treatment of non-small cell lung cancer (NSCLC). In addition, we plan to initiate in the first half of 2004 Phase 2 clinical studies of PT-100 in combination with cisplatin to treat metastatic melanoma, PT-100 in combination with Rituxan® to treat chronic lymphocytic leukemia (CLL), and PT-100 as a single agent to treat metastatic melanoma. We are currently conducting a Phase 1 clinical study to test the safety and efficacy of PT-100 in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma, and are also clinically developing PT-100 as a potential therapy for the treatment of hematopoietic disorders. In addition, we from time-to-time evaluate new technology opportunities to broaden our portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

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

In the metastatic melanoma market, we believe the only approved chemotherapy regimen for stage IV melanoma is decarbazine. IL-2 (Proleukin®) is also approved for the treatment of metastic melanoma.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize PT-100

We expect that our working capital will fund our operations into the second half of 2005 and therefore additional funding will be required in the future to finance our operations. We do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have spent approximately $24.5 million since inception through December 31, 2003, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

Our future capital requirements depend on many factors, including the progress of our pre-clinical and clinical efforts, the scope and results of preclinical research and clinical studies of PT-100, the cost and timing of regulatory approvals of PT-100, technological advances, the reevaluation of the commercial potential of PT-100 in light of developments in our industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond our control could also impact our capital requirements.

We may be required to relinquish rights to our technologies or PT-100, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture and licensing arrangements. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution. If adequate funds are not available, we will be required to delay, reduce the scope of or eliminate one or more of our pre-clinical and clinical programs.

Our product candidate, PT-100, is in the early stages of human clinical testing and we are unable to estimate when it will become commercially available, if at all

Our product candidate, PT-100, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Additional human clinical trials will be required before we can submit any application for approval to sell, manufacture and distribute PT-100 for the treatment of solid tumors or neutropenia. Additional animal and laboratory testing along with human clinical trials will need to be completed before we can submit any application for approval to sell, manufacture and distribute PT-100. PT-100 has not received regulatory approval for commercial sale, and we are unable to estimate when it will become commercially available, if at all.

To obtain regulatory approval for the commercial sale of PT-100 for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that PT-100 is safe and effective in humans for the proposed therapeutic indications. Conducting clinical trials is a lengthy, expensive and highly uncertain process. We are not able to estimate at this time when we will complete clinical trials for PT-100 for the treatment of solid tumors and neutropenia in chemotherapy patients, and other clinical trials for additional indications have not yet been initiated. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if the Food and Drug Administration (the “FDA”) or we believe the participating patients are exposed to unacceptable health risks. We may encounter other problems in our studies that will cause the FDA or us to delay or suspend the studies. Our ability to timely commence and complete clinical trials of PT-100 may be adversely affected by many factors, including one or more of the following:

•	ineffectiveness of PT-100, or perceptions by physicians or the FDA that PT-100 is not effective for a particular indication;

•	safety issues such as patients in clinical trials suffering unacceptable adverse health consequences related to PT-100;

•	clinical trial design may not result in the fastest completion of clinical trials because of unforeseen efficacy or safety issues;

•	inability to manufacture sufficient quantities of PT-100 for use in clinical trials in compliance with strictly enforced regulatory requirements;

•	failure of the FDA to allow our clinical trials to commence or proceed;

•	slower than expected rate of eligible patient recruitment in the trials;

•	inability to adequately follow or evaluate patients after treatment;

•	government or regulatory delays;

•	failure to comply with FDA regulations for good clinical practices; or

•	any material compromise of data integrity.

The results we have obtained to date in our clinical trials are preliminary, and the studies are currently ongoing. We cannot predict or guarantee that the results of further testing, including later-stage controlled human clinical testing, will be successful or will result in FDA approval. If our trials are not successful, or are perceived as not successful by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed. If we obtain FDA approval for PT-100 for one or more therapeutic indications, we may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, our ability to promote and market such products will be limited.

If PT-100 is not a successful drug candidate, we may be unable to obtain other potential drug candidates

In addition to our substantial efforts developing PT-100 on a pre-clinical and early-stage clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If PT-100 is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations could be materially adversely affected.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of December 31, 2003, we had an accumulated deficit of approximately $24.5 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations.

We have not had any products that generated any sales revenue, and we likely will not until PT-100 or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of PT-100, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell PT-100. We cannot provide assurance that we will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products

We license key technology including the rights to PT-100, our lead product, from Tufts University School of Medicine. The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force us to delay or discontinue our development and commercialization programs. Pursuant to the terms of the license, Tufts University School of Medicine has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2009. We have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize our potential products.

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

In the U.S., we must obtain FDA approval for PT-100 and each indication that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. PT-100 has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If we fail to obtain regulatory approval, we will be unable to market and sell PT-100. We cannot predict with certainty if or when we might submit PT-100 for regulatory approval for any therapeutic indication. Once we submit PT-100 for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for PT-100 is delayed, our business, financial condition or results of operations would be materially adversely affected.

Because we depend on third parties to conduct human clinical studies, we may encounter delays in product development and commercialization

We have relatively few employees and do not have the resources or experience to conduct human clinical trials on our own. We must therefore contract with third parties to perform the clinical trials needed for us to submit PT-100 to the FDA for marketing approval. Accordingly, we may lose some control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we are dependent on a small number of contractors for conducting clinical trials of PT-100, although we believe alternative contractors are available for conducting clinical trials of PT-100 on terms acceptable to us, if necessary. The failure of any contractor to carry out its contractual duties could delay or prevent the successful development and commercialization of PT-100.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

As with any pharmaceutical or biotechnology company, our patent and other proprietary rights are subject to uncertainty and risk. Our success will depend in part on our ability to obtain and enforce patent protection for our products in the U.S. and in other countries. We have been issued three U.S. and corresponding foreign patents and have been granted Notices of Allowance for three more patents. Our patents are related to composition of matter covering our small molecules as well as our anti-tumor hematopoietic program. We have also filed and are prosecuting patent applications in the United States and in foreign countries relating to additional composition of matter covering our small molecules as well as to our anti-tumor, hematopoietic and vaccine adjuvant programs. It is possible that no patents will be issued on any of our patent applications, and it is possible that the claims issued will not be sufficiently broad to protect our technology or that the patents will not provide protection against competitive products or otherwise be commercially valuable.

Our commercial success will also depend in part on our ability to commercialize PT-100 without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. PT-100 may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that PT-100 or any of our other activities infringe upon the patent rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

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

Our employees, consultants and advisors are required to enter into written confidentiality agreements that prohibit the disclosure or use of confidential information. We also have entered into written confidentiality agreements that are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached, and we may not have adequate remedies for any breach, or our trade secrets and proprietary information could otherwise become known or be independently discovered by others.

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of patients with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Neupogen® and Neulasta® , Corixa’s Bexxar® and IDEC’s Zevalin®. Because PT-100 is still in the early stages of clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If PT-100 is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Our manufacturing strategy presents a number of risks

We do not currently have our own manufacturing facilities. We expect in the future to depend on outside contractors for the manufacture of PT-100. Completion of our clinical trials and the commercialization of PT-100 will require access to, or development of, manufacturing capabilities. We have entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for pre-clinical and early-stage clinical development. As we approach later-stage clinical development and commercialization of a product candidate, however, our intention is to enter into longer-term arrangements with multiple manufacturing sources. We may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of PT-100 in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

Any of these factors could delay clinical trials or commercialization of PT-100, interfere with sales, entail higher costs or result in us being unable to effectively sell our products. To the extent that we are reliant on a sole source of supply of a drug, any interruption in that supply could prevent us from effectively developing, testing and commercializing the drug.

Our ability to generate revenues will be diminished if PT-100 is not accepted in the marketplace, if we fail to obtain acceptable prices or if adequate reimbursement is not available for PT-100 from third-party payors

There are competing products to PT-100 already in the market for the treatment of each therapeutic indication we are currently pursuing in clinical trials. Even if approved for sale and distribution for one or more therapeutic indications, PT-100 might not achieve market acceptance for such indications or remain on the market. PT-100 may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of PT-100. Physicians, patients, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for PT-100 for such indications.

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

Also, increasing emphasis on managed care in the U.S. and the possibility of government regulation of prescription drug prices will likely continue to put additional pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we might otherwise achieve for PT-100 in the future. Further, cost control initiatives could adversely affect our ability to commercialize PT-100 and our ability to realize profits and revenues from this commercialization.

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

We use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper use, handling, storage or disposal of these materials could be time consuming and costly

Our pre-clinical and clinical operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by us in our operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Our operations also produce hazardous waste products. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business. To date, our compliance costs with respect to environmental laws and regulations have been minimal.

We may be sued for product or operational liability

We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently maintain general liability and product liability insurance related to our clinical trials consistent with industry standards which we believe is adequate to insure us against such potential losses. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover our potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we are sued for any injury caused by our products, the litigation could consume substantial time and attention of our management and our liability could exceed our total assets.

If we lose key personnel or are unable to attract or retain additional personnel, we may be unable to develop PT-100 or achieve commercialization objectives

We are highly dependent on Donald R. Kiepert, Jr., our Chairman, President and Chief Executive Officer, Richard N. Small, our Senior Vice President, Chief Financial Officer and Treasurer, Michael P. Duffy, our Senior Vice President, General Counsel and Secretary, Barry Jones, our Senior Vice President for Research, Margaret J. Uprichard, our Senior Vice President of Clinical and Regulatory Affairs, as well as other key members of our management and scientific staff. To date, we have not maintained key-man liability insurance to protect against the loss of any of these personnel, with the exception of Mr. Kiepert, for whom we maintain a key-man liability insurance policy. The loss of any of these personnel may have a disruptive effect on our operations until they are replaced, and may have a material adverse effect on our product development and commercialization efforts if we are not able to attract qualified replacements.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our pre-clinical and clinical operations depend on our ability to attract and retain highly skilled scientists and clinical development and regulatory affairs personnel. In addition, we will need to hire additional personnel and develop additional collaborations as we continue to expand our pre-clinical and clinical operations. To date, we have been able to attract and retain key personnel when needed. We are not aware of any key employee who plans to retire or terminate his or her employment with us in the near future. Despite our ability in the past in attracting and retaining key personnel, we cannot provide assurances that we will be able to continue to attract, retain or motivate personnel or develop or maintain such outside relationships in the future.

We have contingent liabilities relating to our historical discontinued operations that could give rise to liability risks in the future

Prior to the sale of substantially all of our non-cash assets to Whatman in May of 2001, we were engaged in the business of developing and supplying blood filtration devices. Although Whatman contractually assumed and agreed to indemnify us and hold us harmless from and against most liabilities and obligations arising out of the conduct of our blood filtration business, we retained certain known and unknown risks that were not contractually assumed by Whatman including without limitation, (i) any of our liabilities under any benefit plan, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any of our liabilities which were owed to our security holders in their capacity as such, and (v) our liabilities which were owed to Gambro Inc. or Sepracor, Inc. arising or resulting from their respective contractual relationships with us. If for any reason Whatman is not able to satisfy any of the assumed liabilities, such outcome could have a material and adverse effect on our financial condition. Accordingly, there can be no assurances that claims arising out of our historical business and operations would not be asserted against us in the future and, if asserted, there can be no assurances that we would prevail.

Recently enacted changes in the securities laws and regulations are likely to increase our costs

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission (the “SEC”) and the national exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal, financial and accounting costs, and we expect these increased costs to continue indefinitely. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

If our independent auditors are unable to provide us with an unqualified report as to of the adequacy of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement may apply to our Annual Report on Form 10-K for our fiscal year ending December 31, 2004. While we intend to conduct a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

If we are unable to maintain compliance with NASDAQ listing requirements, our stock could be delisted

As of April 2, 2004, our common stock began trading on the NASDAQ SmallCap market. Previously, our common stock was traded on the OTC Bulletin Board. There can be no assurances, however, that we will be able to maintain compliance with NASDAQ’s present listing standards, or that NASDAQ will not implement additional listing standards with which we are unable to comply. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.51 to a high of $6.90 in the two-year period ended April 13, 2004. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended April 13, 2004, the daily trading volume for shares of our common stock ranged from 6,560 to 637,693 shares traded per day, and the average daily trading volume during such three-month period was only 98,129 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline

In total, certain entities and individuals hold existing warrants to purchase up to 4,220,058 shares of our common stock at an average exercise price of $3.62, which includes the 1,150,000 warrants issued in the Placement. In addition, certain entities and individuals hold existing options to purchase 3,031,989 shares of our common stock at an average exercise price of $3.37. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock.

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

Our Board of Directors adopted a new code of business ethics and conduct, The Point Therapeutics Corporate Code of Ethics and Conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees, on March 16, 2004. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment in a report on Form 8-K within five days of such amendment or waiver. For more information, please refer to the Code of Ethics attached to the Preliminary Proxy Statement filed with the SEC on April 26, 2004 as Appendix A. The Code of Ethics will also be posted on the corporate governance section of our website at www.pther.com. The Code of Ethics and Conduct will also be available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President & General Counsel at our corporate headquarters.

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

Item 4A.    Executive Officers of Point

Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this Report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1. Market Information.

Since April 2, 2004, our common stock has been traded on the NASDAQ SmallCap Market under the symbol “POTP”. From March 18, 2002 through April 1, 2004, our common stock was included for quotation on the OTC Bulletin Board under the symbol “POTP”. From January 14, 1998 until March 17, 2002, our common stock had been included for quotation on the OTC Bulletin Board under the symbol “HMSR”. The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock as included for quotation on the OTC Bulletin Board (giving retroactive effect to the 1-for-10 reverse split that occurred on March 15, 2002).

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

4.    Issuer Purchases of Equity Securities.

Not applicable.

Item 6.    Selected Financial Data

SELECTED FINANCIAL INFORMATION

The selected consolidated financial data set forth below have been derived from our consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K/A. Per share data presented below has been adjusted to reflect all stock issuances as if the merger which occurred on March 15, 2002 had taken place prior to all periods presented.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the name, age as of April 13, 2004, positions and offices of each person who serves as our director:

Name	Age	Position
Donald R. Kiepert, Jr.	56	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy J. Barberich(1)(2)(3)	56	Director
Thomas M. Claflin(2)	63	Director
Daniel T. Roble(1)(3)	58	Director
William J. Whelan, Jr.(1)(2)	49	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee

Except for Mr. Barberich, each person who serves as our director was appointed as a director on March 15, 2002, pursuant to the terms of the Merger Agreement among Point, PT Acquisition Corp. and Point Therapeutics Massachusetts, Inc. (“Point Massachusetts”). No director or executive officer of Point is related to any other director or executive officer of Point by blood or marriage.

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

Mr. Barberich has served as our director since inception in 1993 and was Chairman of the Board of Directors from 1993 until March 1996 and from April 1997 until March 15, 2002. Mr. Barberich has also served as a director of Point Massachusetts since March 1999. Mr. Barberich was a founder of Sepracor, Inc. and since 1984, Mr. Barberich has served as Chairman of the Board of Directors and Chief Executive Officer of Sepracor. From 1984 to 1999, Mr. Barberich served as President of Sepracor. Mr. Barberich also serves as a director of BioSphere Medical, Inc. and he also served as a director of Vicuron Pharmaceuticals until February 21, 2003.

Mr. Claflin has served as our director since March 15, 2002 and as a director of Point Massachusetts since December 1999. He is the President and Chief Executive Officer of the venture capital firm of Claflin Capital Management, which he founded in 1978. Prior to forming Claflin Capital, he was a general partner of PaineWebber’s venture capital partnership group and a general partner at the venture capital firm of T.A. Associates.

Mr. Roble has served as our director since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a limited partner in the Health Care Group at the law firm of Ropes & Gray, Boston, Massachusetts. He has practiced law at Ropes & Gray since 1975.

Mr. Whelan has served as our director since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a partner at the private bank of Brown Brothers, Harriman & Company, where he has worked since 1988. Prior to that, he worked at the Bank of New York as Vice President, Middle Market Lending.

Audit Committee Financial Expert

Our Board of Directors has determined that William J. Whelan, the Chairman of our Audit Committee, is an audit committee financial expert, as that term is defined under Regulation S-K, Item 401(h), and that he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

See “Security Ownership of Certain Beneficial Owners and Management” included in Item 12 of the Annual Report on Form 10K/A for a summary of the shares of common stock owned by each of the directors and director nominees.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of April 13, 2004. Each individual officer, with the exception of Michael P. Duffy, who joined us in May 2002 and Margaret Uprichard, who joined us in January 2003 has served in their respective positions with us since March 15, 2002, the effective date of the merger with Point Massachusetts. All of our officers are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	56	Chairman, President, Chief Executive Officer, and Director
Richard N. Small	49	Senior Vice President, Chief Financial Officer and Treasurer
Michael P. Duffy	43	Senior Vice President, General Counsel and Secretary
Barry Jones, Ph.D.	55	Senior Vice President, Research
Margaret J. Uprichard, Pharm.D.	45	Senior Vice President, Clinical and Regulatory Affairs

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

Mr. Small has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2002, the date of the merger with Point Massachusetts, and served as Senior Vice President, Chief Financial Officer and Treasurer of Point Massachusetts since its inception in 1996. Prior to that, he was Vice President and Chief Financial Officer at ImmuLogic Pharmaceutical Corporation from 1992 to 1996. Mr. Small has also worked in various management positions at Dennison Manufacturing Company and the public accounting firm of Coopers and Lybrand LLP. Mr. Small presently serves as a director for a private company.

Mr. Duffy has served as our Senior Vice President, General Counsel and Secretary since May 2002. Prior to that, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc. / Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray in Boston, Massachusetts. Mr. Duffy is also a founder and principal of a private business advisory firm.

Dr. Jones has served as our Senior Vice President of Research since January 2003 and as our Vice President of Research since March 2002, the date of the merger with Point Massachusetts and as Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point Massachusetts, he was Director of

Immunology at Procept, Inc., from 1993 through July 1997. Dr. Jones has also held academic research positions at Yale University’s School of Medicine and at Pennsylvania State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during the fiscal year ended December 31, 2003, all filing requirements were timely satisfied, except that for each of Messrs. Kiepert, Small, Duffy, Barberich, Claflin, Roble and Whelan and Drs. Jones and Uprichard, Forms 4 reporting options granted under one of the applicable Plans for the fiscal year were filed in compliance with the previously effective reporting rules but late under the most recent revisions to such rules. In addition, a Form 4 reporting a grant to Mr. Claflin under the 2003 Option Plan for Non-Employee Directors was subsequently amended to also include the purchase by an affiliate of Mr. Claflin of shares of our common stock in a recently consummated private placement, which purchase we had otherwise previously reported.

Code of Ethics and Conduct

Our Board of Directors adopted a new code of business ethics and conduct, The Point Therapeutics Corporate Code of Ethics and Conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees, on March 16, 2004. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment in a report on Form 8-K within five days of such amendment or waiver. For more information, please refer to the Code of Ethics attached to the Preliminary Proxy Statement filed with the SEC on April 26, 2004 as Appendix A. The Code of Ethics will also be posted on the corporate governance section of our website at www.pther.com. The Code of Ethics and Conduct will also be available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President & General Counsel at our corporate headquarters.

Item 11.    Executive Compensation

The following table provides certain summary information for the fiscal years ended December 31, 2003, 2002 and 2001, concerning compensation paid or accrued by us to or on behalf of the persons who served as our executive officers in 2003:

SUMMARY COMPENSATION TABLE (1)

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)(2)
Donald R. Kiepert, Jr. Chairman, President and Chief Executive Officer	2003 2002 2001	$ $ $	309,637 300,000 283,615	$ $ $	90,000 90,000 81,000	— — —	120,000 60,000 41,616	$ $ $	4,120 3,326 110

Richard N. Small Senior Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	$ $ $	196,065 190,000 164,423	$ $ $	57,000 58,000 48,000	— — —	80,000 40,000 20,808	$ $ $	6,161 4,965 72

Michael P. Duffy (3) Senior Vice President, General Counsel and Secretary	2003 2002 2001	$ $	196,065 114,000 —		$57,000 — —	— — —	80,000 106,000 —	$ $	720 96 —

Barry Jones, Ph.D. Senior Vice President, Research	2003 2002 2001	$ $ $	190,961 160,000 137,449	$ $ $	57,000 48,000 27,000	— — —	80,000 30,000 16,646	$ $ $	6,271 4,319 110

Margaret J. Uprichard, Pharm.D. (4) Senior Vice President, Clinical and Regulatory Affairs	2003 2002 2001		$184,719 — —		$10,000 — —	— — —	100,000 — —		$5,503 — —

(1)	The merger between us and Point Massachusetts was effective as of March 15, 2002. Accordingly, the summary compensation information provided in this table for the period from March 16, 2002 through December 31, 2003 was paid entirely by us, and the compensation information for the periods from January 1, 2002 through March 15, 2002 and the years ending December 31, 2001 consists of compensation paid entirely by Point Massachusetts. In accordance with the merger that took place on March 15, 2002, securities underlying options for the years ending December 31, 2001 granted by Point Massachusetts are presented reflecting the conversion into the right to receive 4.16168 shares of our common stock.

(2)	Other compensation in 2003 includes a matching 401K contribution totaling $3,088, $5,801, $480, $5,719 and $5,143 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively. Other compensation in 2002 includes a matching 401K contribution totaling $3,002, $4,319 and $4,754 for Mr. Kiepert, Mr. Small and Dr. Jones, respectively. All other amounts in 2003, 2002 and 2001 represent the taxable portion of group term-life insurance.

(3)	Mr. Duffy joined us part-time in May 2002 and full-time in September 2002.

(4)	Dr. Uprichard joined us in January 2003.

Option Grants During 2003

The following table sets forth option grants by us to Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones, and Dr. Uprichard during the year ended December 31, 2003 under our Amended and Restated 1994 Stock Option Plan. The maximum term of each option granted was ten years from the date of grant, subject to earlier termination in the event of resignation or termination of employment. The percentage of the total options granted to our employees in 2003 shown in the table below is based on options to purchase an aggregate of 615,000 shares of our Common Stock granted to employees during the year ended December 31, 2003. The exercise price of each option was equal to the fair market value of our common stock on the date of grant as determined by the Board of Directors.

The potential realizable values are net of the exercise prices and before taxes associated with the exercise, and are based on the assumption that our common stock would have appreciated at the annual rate shown from the date of the grant until the expiration of the ten-year option term. We have calculated these numbers based on the rules of the Securities and Exchange Commission, and they do not represent our estimate or projection of our future common stock prices. The amounts reflected in the table may not necessarily be achieved. The actual amount the executive officer may realize will depend upon the extent to which the stock price exceeds the exercise price of the options on the exercise date.

	Option Grants Individual Grants (1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Donald R. Kiepert, Jr.	120,000	19.5%	$0.80	4/02/2013	$156,374	$248,999
Richard N. Small	80,000	13.0%	$0.80	4/02/2013	$104,249	$166,000
Barry Jones, Ph.D.	80,000	13.0%	$0.80	4/02/2013	$104,249	$166,000
Michael P. Duffy	80,000	13.0%	$0.80	4/02/2013	$104,249	$166,000
Margaret J. Uprichard, Pharm.D.	60,000	9.8%	$0.65	1/22/2013	$63,527	$101,156
Margaret J. Uprichard, Pharm.D.	40,000	6.5%	$0.80	4/02/2013	$52,125	$83,000

Aggregated Option Exercises and Fiscal-Year-End Option Values

The following table sets forth option exercises by Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy and Dr. Nussbaum and value of in-the-money unexercised options held by each such person at December 31, 2003.

The value of unexercised in-the-money options held at December 31, 2003 represents the total gain which the option holder would realize if the option holder exercised all of the in-the-money options held at December 31, 2003, and is determined by multiplying the number of shares of our common stock underlying the options by the difference between $3.35 (which was the fair market value per share of our common stock at fiscal year end December 31, 2003) and the applicable per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

			Number Of Securities Underlying Unexercised Options At FY-End (#)		Value Of Unexercised In-The-Money Options At FY-End
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald R. Kiepert, Jr	—	—	150,255	196,213	$20,128	$323,103
Richard N. Small	—	—	129,648	125,606	59,839	215,176
Barry Jones, Ph.D.	—	—	75,127	113,945	40,673	212,281
Michael P. Duffy	—	—	53,000	133,000	100,700	304,700
Margaret J. Uprichard, Pharm.D.	—	—	—	100,000	—	264,000

Employment Agreements

We have employment agreements with the following executive officers:

•	Donald R. Kiepert, Jr., Chairman, President and Chief Executive Officer

•	Richard N. Small, Senior Vice President, Chief Financial Officer and Treasurer

•	Barry Jones, Ph.D., Senior Vice President, Research

•	Michael P. Duffy, Senior Vice President, General Counsel and Secretary

•	Margaret J. Uprichard, Pharm.D., Senior Vice President, Clinical and Regulatory Affairs

Mr. Kiepert’s employment agreement provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer through October 31, 2004. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The agreement provides for a base salary, currently $345,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Kiepert’s agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert terminates his agreement for good reason, as that term is defined in the agreement, he is entitled continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert’s agreement is terminated under certain circumstances following a change of control, as that term is defined in the agreement, we are obligated to pay him a lump-sum payment equal to two times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $50,000 for fringe benefits.

Mr. Small’s employment agreement provides for his employment as Senior Vice President, Chief Financial Officer and Treasurer through October 31, 2004. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $220,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Small’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Jones’ employment agreement provides for his employment as Senior Vice President, Research through January 1, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $220,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Dr. Jones’ employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones’ employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Mr. Duffy’s employment agreement provides for his employment as Senior Vice President, General Counsel and Secretary through May 28, 2005. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $220,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Duffy’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Uprichard’s employment agreement provides for her employment as Senior Vice President, Clinical and Regulatory Affairs through January 13, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $220,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Dr. Uprichard’s employment agreement for any reason other than for cause, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard terminates her agreement for good reason, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay her a lump sum payment equal to one and one-half times the sum of her base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 13, 2004, certain information concerning beneficial ownership of our stock (as determined under the rules of the SEC) by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our Directors and nominees for Director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise indicated, the address for each person is to the care of Point Therapeutics, Inc., 125 Summer Street, Suite 1840, Boston, MA 02110.

Name	Number of Shares Beneficially Owned	Percentage of Class
Federated Investors, Inc.(1) Federated Investors Towers Pittsburgh, PA 15222-3779	2,800,525	15.01%
ProQuest Investments(2) 600 Alexander Park Road, Suite 204 Princeton, NJ 08540	2,625,000	13.79
Thomas M. Claflin II(3) c/o Claflin Capital Management 10 Liberty Square, Suite 300 Boston, MA 02109	1,013,251	5.54
Deutsche Bank AG, London Branch 527 Madison Avenue, 8th Floor New York, NY 10022	1,000,000	5.51
J. Jay Lobell(4) 365 West End Avenue New York, NY 10024	1,000,000	5.42
Claflin Capital Management(5) 10 Liberty Square, Suite 300 Boston, MA 02109	978,251	5.36
Graystone Venture Partners, LLC(6) One Northfield Plaza, Suite 530 Northfield, IL 60093	923,902	5.04
Donald R. Kiepert, Jr.(7) 32 Garrison Street, 40-505 Boston, MA 02116	770,389	4.20
Richard N. Small(8)	327,088	1.79
Barry Jones, Ph.D.(9	102,627	*
Timothy J. Barberich(10	67,508	*
William J. Whelan, Jr.(11	66,212	*
Michael P. Duffy(12	73,000	*
Daniel T. Roble(13	55,808	*
Margaret J. Uprichard, Pharm. D.(14)	25,000	*
All directors and executive officers as a group (9 persons)(15)	2,500,884	13.14

*	Beneficial ownership does not exceed 1% of our outstanding common stock.
(1)	Consists of 1,300,525 shares of common stock held by the Federated Kaufmann Fund, 650,000 shares of common stock held by the Federated Kauffmann Small-Cap Fund, a portfolio of Federated Equity Funds, 350,000 shares owned by American Skandia Trust, a portfolio of Federated Equity Funds, 325,000 shares issuable to the Federated Kauffmann Small-Cap Fund upon the exercise of common stock warrants and 175,000 shares issuable to American Skandia Trust upon the exercise of common stock warrants.
(2)	Consists of 1,036,000 shares of common stock held by ProQuest Investments II, L.P., 674,100 shares of common stock held by ProQuest Investments, L.P., 31,150 shares of common stock held by the ProQuest Investments II Advisors Fund, L.P., 8,750 shares of common stock held by the ProQuest Companion Fund, L.P., 518,000 shares issuable to ProQuest Investments II, L.P. upon the exercise of common stock warrants, 337,050 shares issuable to ProQuest Investments, L.P. upon the exercise of common stock warrants, 15,575 shares issuable to the ProQuest Investments II Advisors Fund, L.P. upon the exercise of common stock warrants and 4,375 shares issuable to by the ProQuest Companion Fund, L.P. upon the exercise of common stock warrants.
(3)	Consists of 306,355 shares of common stock held by the Claflin Capital VI Fund, 216,570 shares of common stock held by the Claflin Capital VII Fund, 360,410 shares of common stock held by the Black Diamond Fund, L.P., 41,950 shares issuable to the Claflin Capital VI Fund upon the exercise of common stock warrants, 27,966 shares issuable to the Claflin Capital VII Fund upon the exercise of common stock warrants and 25,000 shares issuable to the Black Diamond Fund, L.P. upon the exercise of common stock warrants. Mr. Claflin in his capacity of President and Chief Executive Officer of Claflin Capital Management has voting and investment power with respect to these shares but disclaims beneficial ownership with respect to these shares. Also includes 35,000 shares issuable to Mr. Claflin upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.

(4)	Consists of 600,000 shares of common stock held by the Rosenwald Family Trust, for which Mr. Lobell serves as the trustee, 100,000 shares owned directly by Mr. Lobell, 250,000 shares issuable to the Rosenwald Family Trust upon the exercise of common stock warrants and 50,000 shares issuable to Mr. Lobell upon the exercise of common stock warrants.
(5)	Consists of 306,355 shares of common stock held by the Claflin Capital VI Fund, 216,570 shares of common stock held by the Claflin Capital VII Fund, 360,410 shares of common stock held by the Black Diamond Fund, L.P., 41,950 shares issuable to the Claflin Capital VI Fund upon the exercise of common stock warrants, 27,966 shares issuable to the Claflin Capital VII Fund upon the exercise of common stock warrants and 25,000 shares issuable to the Black Diamond Fund, L.P. upon the exercise of common stock warrants. Mr. Claflin in his capacity of President and Chief Executive Officer of Claflin Capital Management has voting and investment power with respect to these shares but disclaims beneficial ownership with respect to these shares.
(6)	Consists of 753,983 shares of common stock held by Graystone Venture Direct Equity, L.P., which is managed by Graystone Venture Partners, LLC, and 169,916 shares issuable to Graystone Venture Direct Equity, L.P., upon exercise of common stock warrants.
(7)	Includes 205,659 shares issuable to Mr. Kiepert upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.
(8)	Includes 164,850 shares issuable to Mr. Small upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.
(9)	Consists solely of shares issuable to Dr. Jones upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.
(10)	Consists solely of shares issuable to Mr. Barberich upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004. Mr. Barberich, our director who is also Chairman of the Board of Directors and Chief Executive Officer of Sepracor Inc., another one of our stockholders, disclaims beneficial ownership of any shares owned by Sepracor Inc.
(11)	Includes 55,808 shares issuable to Mr. Whelan upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.
(12)	Consists solely of shares issuable to Mr. Duffy upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.
(13)	Consists solely of shares issuable to Mr. Roble upon the exercise of options currently exercisable or exercisable within 60 days of April 13, 2004.
(14)	Consists solely of shares issuable to Dr. Uprichard upon the exercise of options currently exercisable within 60 days of April 13, 2004.
(15)	Includes 880,176 shares of common stock subject to options or warrants currently exercisable or will become exercisable within 60 days of April 13, 2004.
(16)	As of April 13, 2004, there were 18,158,143 common stock shares of Point outstanding.
(17)	Information included in this report was derived from various sources known to us including filings made with the Securities and Exchange Commission, statements filed with us by our directors and executive officers and our company records.

We maintain four stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, the 1994 Directors’ Stock Option Plan, as amended, and the 2003 Stock Option Plan for Non-Employee Directors (the “Plans”), which were approved by Board of Directors and our stockholders. The following table gives information about awards under the Plans as of December 31, 2003:

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

Item 13.    Certain Relationships and Related Transactions

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into an Agreement and Plan of Merger with Point Massachusetts. On March 15, 2002, HMSR’s stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the merger agreement previously entered into by both parties. The merger became effective on March 15, 2002, at which time, Point Massachusetts became our wholly-owned subsidiary. Point Massachusetts subsequently changed its name to “Point Therapeutics Massachusetts, Inc.”

As noted above, Mr. Barberich, our director, is a Chairman of the Board of Directors and Chief Executive Officer of Sepracor, which beneficially owned approximately 31.5% of HMSR’s common stock as of December 31, 2001. Mr. Barberich also has served as a director of Point Massachusetts since March of 1999. As of December 31, 2001, Mr. Barberich beneficially owned approximately 1% of HMSR’s outstanding common stock and less than 1% of Point Massachusetts’ outstanding common stock. Mr. Barberich’s interests were disclosed to and considered by HMSR’s and Point Massachusetts’ Boards of Directors in connection with their consideration of the merger. Mr. Barberich abstained from voting on the merger and the merger agreement at the meetings of each company’s Board of Directors because of these interests.

Mr. Daniel T. Roble, our director, is a limited partner of the law firm of Ropes & Gray LLP. Ropes & Gray LLP provided Point Massachusetts with legal services in the past and currently provides legal services to us.

Item 14.    Independent Auditor Fees and Services

The Board of Directors has appointed Ernst & Young LLP to examine the financial statements of Point for the fiscal year 2004. In 2003, in addition to audit services, Ernst & Young LLP provided tax compliance and tax preparation services to Point. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Ernst & Young LLP. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our audit committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily to tax services and merger and acquisition due diligence and audit services. In addition, we will obtain these non-audit services from Ernst & Young LLP only when the services offered by Ernst & Young LLP are more economical and efficient than services available from other service providers.

The aggregate fees billed for professional services Ernst & Young LLP in 2003 and 2002 for these various services were:

	2003	2002
Audit Fees	$115,000	$97,000
Audit Related Fees	3,000	—
Tax and related Fees	26,000	36,000

Total	$144,000	$133,000

In addition, PricewaterhouseCoopers LLP billed us an aggregate of $87,000 for fees rendered to us in conjunction with tax filings, the Merger Agreement and S-4 filing between us and Point Massachusetts, during the fiscal year ended December 31, 2002.

Appointment of Independent Auditor and Pre-Approval of Audit and Non-Audit Services

The Board of Directors has selected Ernst & Young LLP to serve as the Company’s independent accountants for fiscal year 2004. All of the Ernst & Young LLP fees for 2003 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. Representatives of Ernst & Young LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement and to respond to appropriate questions.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock for the period from January 1, 1999 through December 31, 2003 with the cumulative total return on (i) Nasdaq Biotechnology Index and (ii) Russell 2000 Index. The comparison assumes investment of $100 on January 1, 1999 in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPANY/INDEX/MARKET	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
Point Therapeutics, Inc.	$100.00	$355.45	$14.81	$22.51	$3.85	$19.85
Nasdaq Biotechnology Index	$100.00	$214.99	$283.80	$243.92	$162.59	$235.53
Russell 2000 Index	$100.00	$119.59	$114.43	$115.60	$90.65	$131.78

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are included as part of this Annual Report on Form 10-K/A.

1.	Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2004.

POINT THERAPEUTICS, INC.

By:	/s/ DONALD R. KIEPERT, JR

Donald R. Kiepert, Jr President and Chief Executive Officer

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

2.1(12)	Agreement and Plan of Merger, dated November 15, 2001, among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2(8)	Asset Purchase Agreement, dated as of February 3, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3(9)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.4(17)	Engagement Agreement dated as of September 10, 2003 between Point Therapeutics, Inc. and Paramount Capital, Inc.

2.5(17)	Subscription Agreement, dated on or about September 19, 2003, by and among Point Therapeutics, Inc. and several purchasers.

3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2(10)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.

3.3(11)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4(13)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5(1)	By-Laws of Point Therapeutics, Inc.

4.1(14)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2(14)	Form of Warrant for Point Therapeutics, Inc.

4.3(17)	Form of Investor Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.

4.4(17)	Form of Paramount Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.

4.5(2)	Registration Rights Agreement, dated January 23, 1997, by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.6(3)	Registration Rights Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.7(4)	Warrant Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.8(4)	Warrant Certificate, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.9(5)	Registration Rights Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.10(5)	Warrant Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.11(5)	Warrant Certificate, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.12(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Thomas D. Foley.

4.13(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VI.

4.14(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VII.

4.15(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Dr. Pennington.

Exhibit No.	Description

4.16(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Fieldmark, Inc.

4.17(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Graystone.

4.18(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Kenneth Zito.

4.19(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Medical Investments.

4.20(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Nancy Finn.

4.21(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Cornelia Stutz.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Point Therapeutics, Inc.’s 1994 Director Option Plan.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, dated June 25, 1996.

10.4(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, effective as of May 16, 1996.

10.5(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, dated June 25, 1996.

10.6(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, effective as of May 16, 1996.

10.7(5)	Securities Purchase Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

10.8(7)	Form of Purchase Agreement, dated March 2, 2000.

10.9(7)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

10.10(9)	Royalty Agreement, dated as of May 29, 2001, by and among Point Therapeutics, Inc., Whatman and Whatman plc.

10.11(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

10.12(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

10.13(14)	Employment Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.14(14)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

10.15(15)	Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

10.16(16)	Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

10.17(16)	Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

10.18(14)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

21.1(18)	Subsidiaries of Point Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP.

24.1†	Power of Attorney.

Exhibit No.	Description

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).
(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1998.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(9)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(16)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(17)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003.
(18)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

†	Previously filed.

POINT THERAPEUTICS, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Auditors	F-2

Consolidated Balance Sheets at December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from Inception (September 3, 1996) through December 31, 2003	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from Inception (September 3, 1996) through December 31, 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from Inception (September 3, 1996) through December 31, 2003	F-6

Notes to Consolidated Financial Statements	F-7

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 17, 2004

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$14,062,104	$11,925,327
Cash and cash equivalents – restricted	80,168	80,168
Prepaid expenses and other current assets	413,941	234,378

Total current assets	14,556,213	12,239,873
Office and laboratory equipment, net	243,056	273,385
Deposits and other assets	37,373	39,316

Total assets	$14,836,642	$12,552,574

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$438,475	$488,603
Accrued expenses	356,343	728,987
Accrued professional fees	103,025	178,000
Accrued severance	30,389	4,713

Total current liabilities	928,232	1,400,303
Patent liability, less current portion	52,367	57,055
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,976,925 shares issued at December 31, 2003 and 9,376,924 shares issued at December 31, 2002, 14,875,756 shares outstanding at December 31, 2003 and 9,275,755 shares outstanding at December 31, 2002	149,769	93,769
Treasury stock (101,169 shares outstanding at $3.28 per share)	(331,936)	(331,936)
Additional paid-in capital	38,574,572	28,142,973
Deficit accumulated during the development stage	(24,536,362)	(16,809,590)

Total stockholders’ equity	13,856,043	11,095,216

Total liabilities and stockholders’ equity	$14,836,642	$12,552,574

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

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock on September 3, 1996	2,300,543	$23,005	$(3,005)	$—	$—	$20,000
Net loss					(60,135)	(60,135)
Balance at December 31, 1996	2,300,543	23,005	(3,005)		(60,135)	(40,135)
Issuance of common stock on January 22, 1997	820,716	8,207	(1,072)			7,135
Issuance of common stock on May 7, 1997	717,890	7,179	1,671,412			1,678,591
Issuance of common stock for license rights on May 7, 1997	372,292	3,723	890,847			894,570
Issuance of common stock on June 17, 1997	15,606	156	37,344			37,500
Issuance of common stock on October 1, 1997	426,572	4,266	1,007,293			1,011,559
Net loss					(2,329,746)	(2,329,746)

Balance at December 31, 1997	4,653,619	46,536	3,602,819		(2,389,881)	1,259,474
Issuance of compensatory stock options to non-employees			45,837			45,837
Issuance of warrants in connection with Convertible note payable			200,000			200,000
Net loss					(2,914,399)	(2,914,399)

Balance at December 31, 1998	4,653,619	46,536	3,848,656		(5,304,280)	(1,409,088)
Issuance of common stock upon conversion of debt on March 9, 1999, net	675,549	6,756	1,949,523			1,956,279
Issuance of common stock for license rights on March 9, 1999	5,002	50	16,057			16,107
Issuance of compensatory stock options to non-employees			39,388			39,388
Issuance of common stock pursuant to private placement agreement on July 2, 1999, net	201,874	2,019	643,111			645,130
Issuance of common stock pursuant to private placement agreement on October 12, 1999, net	185,848	1,858	591,666			593,524
Net loss					(1,161,786)	(1,161,786)

Balance at December 31, 1999	5,721,892	57,219	7,088,401		(6,466,066)	679,554
Issuance of compensatory stock options to non-employees			32,929			32,929
Issuance of common stock pursuant to private placement agreement on November 2, 2000, net of issuance costs	260,106	2,601	981,777			984,378
Net income					2,342,083	2,342,083

Balance at December 31, 2000	5,981,998	59,820	8,103,107		(4,123,983)	4,038,944
Issuance of compensatory stock options to non-employees			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 13, 2001, net of issuance cost	1,352,546	13,526	5,150,616			5,164,142
Issuance of common stock on April 30, 2001	52,021	520	199,480			200,000
Net loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	7,386,565	73,866	13,475,255		(9,331,005)	4,218,116
Issuance of compensatory stock options to non-employees			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	1,889,190	18,892	14,647,318			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	101,169	1,011		(331,936)		(330,925)
Net loss					(7,478,585)	(7,478,585)

Balance at December 31, 2002	9,376,924	$93,769	$28,142,973	$(331,936)	$(16,809,590)	$11,095,216
Issuance of compensatory stock options to non-employees			64,073			64,073
Issuance of 5,600,001 shares of common stock on October 3, 2003 in a private placement, net of costs	5,600,001	56,000	10,367,526			10,423,526
Net loss					(7,726,772)	(7,726,772)

Balance at December 31, 2003	14,976,925	$149,769	$38,574,572	$(331,936)	$(24,536,362)	$13,856,043

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

Point intends to use these funds for general corporate purposes including the costs of continuing and future clinical trials of PT-100, its lead clinical compound. PT-100 is currently being evaluated in a clinical study with Rituxan® in non-Hodgkin’s lymphoma and chronic lymphocytic leukemia patients.

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

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	4.00	4.00	4.00
Risk-free interest rate	2.4%–3.5%	2.6%–4.7%	3.7%–4.3%
Volatility	93%	93%	93%
Dividends	None	None	None

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

The following table presents the activity of the Plans for the years ended December 31:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,275,638	$2.80	993,376	$3.11	762,403	$2.87
Granted	985,385	1.11	375,900	2.11	230,973	3.84
Canceled	—	—	(93,638)	3.27	—	—

Outstanding at end of year	2,261,023	$2.32	1,275,638	$2.80	993,376	$3.11

Exercisable at end of year	1,129,262	$3.18	706,294	$2.89	499,002	$2.71

Weighted-average per share fair value of options granted	$0.74		$1.43		$2.60

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2003:

Options Outstanding		Weighted-Average Remaining	Options Exercisable
Exercise Price	Number Outstanding	Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.55-$0.80	874,200	9.22	112,533	$0.76
$1.14-$1.45	172,000	8.44	84,500	$1.43
$2.41	308,772	3.74	308,772	$2.41
$3.00	168,500	8.22	42,125	$3.00
$3.22	391,190	5.80	346,973	$3.22
$3.45	120,000	9.72	60,000	$3.45
$3.85	210,161	7.68	158,142	$3.85
$6.25	7,500	4.06	7,500	$6.25
$15.00-$162.50	8,700	1.26	8,700	$60.87

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

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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