Form 10-Q
period 2004-03-31
POINT THERAPEUTICS INC
filed 2004-05-14
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of May 7, 2004, there were 18,185,143 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3

Consolidated Statements of Operations For The Three Month Periods Ended March 31, 2004 and 2003 and For The Period From September 3, 1996 (Date of Inception) Through March 31, 2004	4

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2004 and 2003 and For The Period From September 3, 1996 (Date of Inception) Through March 31, 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,545,697	$14,062,104
Cash and cash equivalents – restricted	80,168	80,168
Prepaid expenses and other current assets	570,648	413,941

Total current assets	25,196,513	14,556,213
Office and laboratory equipment, net	249,738	243,056
Deposits and other asset	29,975	37,373

Total assets	$25,476,226	$14,836,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$690,889	$438,475
Accrued compensation	722,978	82,504
Accrued expenses	461,355	407,253

Total current liabilities	1,875,222	928,232
Patent liability, less current portion	52,367	52,367
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 35,000,000 shares authorized, 18,273,412 shares issued and 18,133,143 outstanding at March 31, 2004 and 14,976,925 shares issued and 14,875,756 shares outstanding at December 31, 2003	182,734	149,769
Treasury stock, 140,269 at cost, as of March 31, 2004 and 101,169 as of December 31, 2003	(564,581)	(331,936)
Additional paid-in capital	51,601,358	38,574,572
Deficit accumulated during the development stage	(27,670,874)	(24,536,362)

Total stockholders’ equity	23,548,637	13,856,043

Total liabilities and stockholders’ equity	$25,476,226	$14,836,642

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Period from Inception (September 3, 1996) through March 31, 2004
	2004	2003
REVENUE
License revenue	$—	$96,150	$5,115,041
Sponsored research revenue	—	—	2,400,000

Total revenue	—	96,150	7,515,041

OPERATING EXPENSES
Research and development	2,168,119	1,486,573	25,177,659
General and administrative	985,179	496,114	10,926,902

Total operating expenses	3,153,298	1,982,687	36,104,561

Net loss from operations	(3,153,298)	(1,886,537)	(28,589,520)

INTEREST INCOME, NET
Interest income	18,786	24,936	1,001,298
Interest expense	—	—	(82,652)

Total interest income, net	18,786	24,936	918,646

NET LOSS	$(3,134,512)	$(1,861,601)	$(27,670,874)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES FOR BASIC AND DILUTED NET LOSS COMPUTATION	15,168,907	9,275,755

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from Inception (September 3, 1996) through March 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,134,512)	$(1,861,601)	$(27,670,874)
Adjustments to reconcile net loss to net cash used:
Depreciation	24,789	22,024	255,953
Stock-based compensation expense	16,404	8,157	241,083
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	—	—	(80,168)
Prepaid expenses and other current assets	(156,707)	(232,243)	(589,925)
Deposits and other assets	7,398	—	(29,975)
Accounts payable and accrued liabilities	946,990	160,625	1,872,778

Net cash used in operating activities	(2,295,638)	(1,903,038)	(24,932,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office and laboratory equipment	(31,471)	(10,218)	(505,691)

Net cash used in investing activities	(31,471)	(10,218)	(505,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Proceeds from issuance of common stock, net of issuance costs	12,294,662	—	33,260,147
Proceeds from exercise of common stock warrants	516,040	—	516,040
Proceeds from issuance of convertible note	—	—	1,892,904
Principal payments of patent liability	—	—	(20,746)

Net cash provided by financing activities	12,810,702	—	49,983,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,483,593	(1,913,256)	24,545,697

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,062,104	12,005,495	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,545,697	$10,092,239	$24,545,697

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(unaudited)

1. Nature of the Business

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious diseases. Point’s lead product candidate, talabostat (PT-100), is an orally active small molecule which, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

Point believes that talabostat has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancer: talabostat could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: talabostat could be used to treat both neutropenia and anemia; and

•	Infectious Disease: talabostat could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of Point’s clinical development program is to develop the full range of commercial applications of talabostat and to prioritize its fastest-to-market applications. Point has initiated a Phase 2 human clinical trial of talabostat in combination with Taxotere® for the treatment of non-small cell lung cancer. Point also plans to initiate in the first half of 2004 clinical studies of talabostat in combination with cisplatin to treat metastatic melanoma, in combination with Rituxan® to treat chronic lymphocytic leukemia, and as a single agent in metastatic melanoma. Point is also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma as well as developing talabostat as a potential therapy for the treatment of hematopoietic disorders. In addition, Point from time to time evaluates new technology opportunities to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

The Company is a successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), and HMSR Inc., a publicly-traded Delaware corporation (“HMSR”). Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 as a Delaware corporation, and from 1994 to May 2001, under the name HemaSure Inc., developed and supplied innovative blood filtration technologies. On May 28, 2001, HMSR sold substantially all of its non-cash assets to a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology and then changed its name from HemaSure Inc. to HMSR Inc. From May 2001 until the merger on March 15, 2002 with Point Massachusetts, HMSR’s operations consisted primarily of investigating various strategic business combinations.

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

2. Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2003, contained in a Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2004. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts as of December 31, 2003 have been reclassified to conform with the presentation as of March 31, 2004.

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three-month periods ended March 31, 2004 and 2003. Potentially dilutive securities, consisting of stock options and warrants, have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Stock-Based Compensation

Point accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if Point had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Point’s pro forma information follows:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,134,512)	$(1,861,601)
Deduct: Stock compensation cost as computed under APB No.25	16,404	8,157
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all employee awards	(211,947)	(98,152)

Pro Forma Net loss	$(3,330,055)	$(1,951,596)

Diluted net loss per share, as reported	$(0.21)	$(0.20)

Diluted net loss per share, pro forma	$(0.22)	$(0.21)

3. Common Stock

The Company sold equity securities in a private placement (the “Private Placement”) that closed on March 26, 2004. The Company sold 3,000,000 shares of common stock (the “Shares”) at a price of $4.50 per share to new and existing institutional investors, resulting in gross proceeds to the Company of $13,500,000. The investors in this Private Placement also received five-year warrants to purchase an additional 900,000 shares of common stock (the “Investor Warrant Shares”) at an exercise price of $6.25 per share. After agent fees, related legal and accounting costs and registration fees totaling approximately $1,500,000, net proceeds to Point from the Private Placement will be approximately $12,000,000. Point also issued warrants to purchase 150,000 and 100,000 shares of common stock at a price of $6.25 per share to RBC Capital Markets Corporation and Paramount, Inc., respectively, the placement agents in the transaction.

In connection with the Private Placement, the Company filed a registration statement with the SEC on April 23, 2004, which will register the re-sale of the Shares, the Investor Warrant Shares and the Placement Agent Warrant Shares, once it is approved by the SEC.

4. License Revenue

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, $96,150 of net royalties was accrued and was payable to the Company. During the three-month period ended March 31, 2003, the Company recognized $96,150 of license revenue.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, our ability to (i) successfully develop products, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before our competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors discussed below under the caption titled “Certain Factors That May Affect Future Operating Results”.

Overview

We are developing small molecule drugs for the treatment of solid tumors, hematologic malignancies, hematopoietic disorders and infectious diseases. Our lead product candidate, talabostat (PT-100), is an orally active small molecule which, through a novel mechanism of action, has the potential both to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that talabostat has a large market opportunity because of its current portfolio of potential applications, including:

•	Cancers: talabostat could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: talabostat could be used to treat both neutropenia and anemia; and

•	Infectious Diseases: talabostat could be used as an adjuvant to enhance the efficacy of certain vaccines.

The strategy of our clinical development program is to develop the full range of commercial applications of talabostat and to prioritize its fastest-to-market applications. We have initiated a Phase 2 human clinical trial of talabostat in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of talabostat in combination with cisplatin to treat metastatic melanoma, in combination with Rituxan® to treat chronic lymphocytic leukemia, and as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma as well as developing talabostat as a potential therapy for the treatment of hematopoietic disorders. In addition, we from time to time evaluate new technology opportunities to broaden our portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $27,671,000 through March 31, 2004. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, and to license and develop new pharmaceutical compounds.

We are the successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), and HMSR Inc., a publicly-traded Delaware corporation (“HMSR”). Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 as a Delaware Corporation and from 1994 to May 2001 under the name HemaSure Inc., developed and supplied innovative blood filtration technologies. On May 28, 2001, HMSR sold substantially all of its non-cash assets to a subsidiary of Whatman Plc (“Whatman”), a leader in separations technology, and then changed its name from HemaSure Inc. to HMSR Inc. From May 2001 until the merger on March 15, 2002 with Point Massachusetts, HMSR’s operations consisted primarily of investigating various strategic business combinations.

For additional information regarding the terms of the merger, refer to our Form S-4, which was filed with the Securities and Exchange Commission (the “SEC) on February 11, 2002.

Our business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements, included in our Annual Report on Form 10-K/A filed with the SEC on April 29, 2004.

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: there is persuasive evidence of an arrangement; all of our obligations relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by us with respect to such revenue incurred.

Revenue from corporate collaborations is earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period which we are obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

For the three-month period ended March 31, 2003, we recognized $96,000 of license revenue relating to royalties payable to us as successor to HMSR following the merger. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

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

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date and the amount of revenue and expenses during the period. Such estimates include the carrying value of property and equipment and the value of certain liabilities. Actual results may differ from such estimates.

Results of Operations

Three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003

	Three Months Ended March 31,		Percent Change
	2004	2003	2003/2002
License revenue	$—	$96,150	(100.0)%

Total revenue	—	96,150	(100.0)

Research and development	2,168,119	1,486,573	45.8
General and administrative	985,179	496,114	98.6

Total operating expenses	3,153,298	1,982,687	59.0

Interest income	18,786	24,936	(24.7)

Net loss	$(3,134,512)	$(1,861,601)	68.4%

Revenue

We recorded no revenue during the three-month period ended March 31, 2004. For the three-month period ending March 31, 2003, we recorded license revenue totaling $96,000, representing royalties payable to us as successor to HMSR following the merger.

Operating Expenses

Research and development

During the three-month periods ended March 31, 2004 and 2003, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We had no other material research and development programs during this time period and thus the expenses disclosed for research and development in our financial statements has primarily been directed towards developing talabostat. We have initiated a Phase 2 human clinical trial of talabostat in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of talabostat in combination with cisplatin to treat metastatic melanoma, in combination with Rituxan® to treat chronic lymphocytic leukemia, and as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma.

We are also developing talabostat as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. We recently completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with talabostat for neutropenia.

Research and development expenses increased 45.8% to $2,168,000 for the three-month period ended March 31, 2004 from $1,487,000 for the three-month period ended March 31, 2003.

	Three-months ended March 31,		Percent Change
Research and development	2004	2003	2004/2003
Clinical development	$1,249,200	$878,031	42.3%
Preclinical development	918,919	608,542	51.0

Total research and development	$2,168,119	$1,486,573	45.8%

Clinical development: Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation. Total clinical development expenses increased 42.3% to $1,249,000 for the three-month period ended March 31, 2004 from $878,000 for the three-month period ended March 31, 2003.

The increase in 2004 was primarily due to increased internal clinical and manufacturing costs ($317,000) due to the purchase of drug supply for our Phase 2 trials planned for 2004 and costs incurred for pre-study activities for our Phase 2 clinical trials. We also added four employees during the first quarter of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to ten. In addition, we incurred and paid a one-time bonus to all employees which totaled approximately $111,000 in this area. The increase in 2004 as compared to 2003 was less than it would have been because of severance payments incurred for a former executive during the three-month period ended March 31, 2003 totaling approximately $250,000.

During the remainder of 2004, we anticipate that our clinical development costs will continue to increase due to the initiation of four Phase 2 talabostat clinical studies in three different tumor types where talabostat will be studied in combination with chemotherapeutic agents and monoclonal antibodies as well as a single agent anti-tumor therapeutic. In addition, we currently anticipate completing the current Phase 1 talabostat/Rituxan® study during the third quarter of 2004 and hiring one additional employee in this area bringing total employees in the clinical development area to eleven.

Preclinical Development: Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 51.0% to $919,000 for the three-month period ended March 31, 2004 from $609,000 for the three-month period ended March 31, 2003. The increase was primarily due to a one-time bonus to all employees which totaled approximately $159,000 in this area. In addition, patent costs increased by $94,000 in the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 due largely to filing of foreign patent filings.

During the remainder of 2004, we currently anticipate that preclinical expenses will remain approximately consistent with 2003 levels as activity levels overall are expected to remain constant and total employees in this area to remain at seven.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, finance & accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 98.6% to $985,000 during the three-month period ended March 31, 2004 from $496,000 for the three-month period ended March 31, 2003. The increase was primarily due to a one-time bonus to all employees which totaled approximately $251,000 in this area. In addition, investor relation costs increased by $140,000 in the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 due to the hiring of an outside investor relations firm during the second half of 2003.

During the remainder of 2004, we currently anticipate that general and administrative expenses will increase moderately from 2003 levels as we plan to expand our business development and investor relation efforts by allocating additional resources. We also added one additional employee in business development at the end of March 2004 bringing total employees in this area to six.

Interest Income

Interest income includes interest earned on invested cash balances. During the three-month periods ended March 31, 2004 and 2003, our investments consisted entirely of funds deposited in money market funds.

Interest income decreased 24.7% to $19,000 in the three-month period ended March 31, 2004 from $25,000 in the three-month period ended March 31, 2003. The decrease in interest income resulted from lower interest rates earned on invested balances.

Net loss

As a result of the foregoing, we incurred a net loss of $3,135,000, or $0.21 per share, for the three-month period ended March 31, 2004 compared to a net loss of $1,862,000, or $0.20 per share, for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $33,260,000, net of costs of raising capital, in private equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $1,001,000 from interest earned in invested cash balances and $516,000 in proceeds from warrant exercises.

On March 26, 2004 we closed a private placement of 3,000,000 shares of common stock at a price of $4.50 per share and five-year warrants to purchase an additional 900,000 shares of common stock at a price of $6.25 per share. Total gross proceeds were $13,500,000 offset by anticipated agent fees, related legal and accounting costs and registration costs of approximately $1,500,000, resulting in net proceeds to us of $12,000,000. Of these costs, approximately $1,200,000 were incurred through March 31, 2004, and the remaining $300,000 will be incurred in Q2 2004. We also issued warrants to purchase 150,000 and 100,000 shares of common stock at a price of $6.25 per share to RBC Capital Markets Corporation and Paramount, Inc., respectively, the placement agents in the transaction.

At March 31, 2004, our cash and cash equivalents increased $10,484,000 as compared to December 31, 2003. The increase was primarily due to net proceeds totaling $12,300,000 resulting from the sale of 3,000,000 shares of common stock in the recent private placement and proceeds from warrant exercises of $516,000 offset in part by $2,296,000 used in operations for the three-month period ended March 31, 2004, primarily to fund the clinical program for talabostat and other research and development initiatives. We also increased our investment in office and laboratory equipment by $32,000 from $474,000 at December 31, 2003 to $506,000 at March 31, 2004. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $25,178,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We have had no other material research and development programs, and thus the $25,178,000 disclosed for research and development in our financial statements has primarily been directed towards developing talabostat. We have initiated a Phase 2 human clinical trial of talabostat in combination with Taxotere® for the treatment of non-small cell lung cancer. We also plan to initiate in the first half of 2004 Phase 2 clinical studies of talabostat in combination with cisplatin to treat metastatic melanoma, in combination with Rituxan® to treat chronic lymphocytic leukemia, and as a single agent in metastatic melanoma. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with Rituxan® in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma, as well as developing talabostat as a potential therapy for the treatment of hematopoietic disorders caused by chemotherapy treatments. We recently completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with talabostat for neutropenia. We cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

Since inception, we have incurred operating expenses of $36,105,000 and have accumulated a deficit as of March 31, 2004 of $27,671,000. At March 31, 2004, we had $24,546,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain current and planned operations into the second half of 2005. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans after mid-2005. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and initiate human clinical trials for additional clinical indications for talabostat and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of March 31, 2004, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q2- Q4 2004	2005	2006	2007	2008	Thereafter
Operating Leases	$231,841	$136,725	$4,535	$—	$—	$—
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	7,895

Total Future Obligations	$241,841	$146,725	$14,535	$10,000	$10,000	$7,895

In addition, in connection with the sublease for our offices at 125 Summer Street in Boston, we issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Factors That May Affect Future Operating Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

We expect that our working capital will fund our operations into the second half of 2005 and therefore additional funding will be required in the future to finance our operations. We do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have spent approximately $27.7 million since inception through March 31, 2004, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

Our future capital requirements depend on many factors, including the progress of our pre-clinical and clinical efforts, the scope and results of preclinical research and clinical studies of talabostat, the cost and timing of regulatory approvals of talabostat, technological advances, the reevaluation of the commercial potential of talabostat in light of developments in our industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond our control could also impact our capital requirements.

We may be required to relinquish rights to our technologies or talabostat, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture and licensing arrangements. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution. If adequate funds are not available, we will be required to delay, reduce the scope of or eliminate one or more of our pre-clinical and clinical programs.

Our product candidate, talabostat, is in the early stages of human clinical testing and we are unable to estimate when it will become commercially available, if at all

Our product candidate, talabostat, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Additional human clinical trials will be required before we can submit any application for approval to sell, manufacture and distribute talabostat for the treatment of solid tumors or neutropenia. Additional animal and laboratory testing along with human clinical trials will need to be completed before we can submit any application for approval to sell, manufacture and distribute talabostat. talabostat has not received regulatory approval for commercial sale, and we are unable to estimate when it will become commercially available, if at all.

To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. Conducting clinical trials is a lengthy, expensive and highly uncertain process. We are not able to estimate at this time when we will complete clinical trials for talabostat for the treatment of solid tumors and neutropenia in chemotherapy patients, and other clinical trials for additional indications have not yet been initiated. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if the Food and Drug Administration (the “FDA”) or if we believe the participating patients are exposed to unacceptable health risks. We may encounter other problems in our studies that will cause the FDA or us to delay or suspend the studies. Our ability to timely commence and complete clinical trials of talabostat may be adversely affected by many factors, including one or more of the following:

•	ineffectiveness of talabostat, or perceptions by physicians or the FDA that talabostat is not effective for a particular indication;

•	safety issues such as patients in clinical trials suffering unacceptable adverse health consequences related to talabostat;

•	clinical trial design may not result in the fastest completion of clinical trials because of unforeseen efficacy or safety issues;

•	inability to manufacture sufficient quantities of talabostat for use in clinical trials in compliance with strictly enforced regulatory requirements;

•	failure of the FDA to allow our clinical trials to commence or proceed;

•	slower than expected rate of eligible patient recruitment in the trials;

•	inability to adequately follow or evaluate patients after treatment;

•	government or regulatory delays;

•	failure to comply with FDA regulations for good clinical practices; or

•	any material compromise of data integrity.

The results we have obtained to date in our clinical trials are preliminary, and the studies are currently ongoing. We cannot predict or guarantee that the results of further testing, including later-stage controlled human clinical testing, will be successful or will result in FDA approval. If our trials are not successful, or are perceived as not successful by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed. If we obtain FDA approval for talabostat for one or more therapeutic indications, we may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, our ability to promote and market such products will be limited.

If talabostat is not a successful drug candidate, we may be unable to obtain other potential drug candidates

In addition to our substantial efforts developing talabostat on a pre-clinical and early-stage clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If talabostat is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations could be materially adversely affected.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of March 31, 2004, we had an accumulated deficit of approximately $27.7 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations.

We have not had any products that generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products

We license key technology including the rights to talabostat, our lead product, from Tufts University School of Medicine. The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force us to delay or discontinue our development and commercialization programs. Pursuant to the terms of the license, Tufts University School of Medicine has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2009. We have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize our potential products.

If we fail to obtain regulatory approval for talabostat in a timely manner, our operating results and business may be adversely affected

We must obtain regulatory approval before marketing or selling talabostat in any major world pharmaceutical market for any therapeutic application for talabostat. Due to risks and uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate when talabostat may be commercially available for any application, if at all.

In the U.S., we must obtain FDA approval for talabostat and each indication that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. Talabostat has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If we fail to obtain regulatory approval, we will be unable to market and sell talabostat. We cannot predict with certainty if or when we might submit talabostat for regulatory approval for any therapeutic indication. Once we submit talabostat for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for talabostat is delayed, our business, financial condition or results of operations would be materially adversely affected.

Because we depend on third parties to conduct human clinical studies, we may encounter delays in product development and commercialization

We have relatively few employees and do not have the resources or experience to conduct human clinical trials on our own. We must therefore contract with third parties to perform the clinical trials needed for us to submit talabostat to the FDA for marketing approval. Accordingly, we may lose some control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we are dependent on a small number of contractors for conducting clinical trials of talabostat, although we believe alternative contractors are available for conducting clinical trials of talabostat on terms acceptable to us, if necessary. The failure of any contractor to carry out its contractual duties could delay or prevent the successful development and commercialization of talabostat.

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

Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. talabostat may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that talabostat or any of our other activities infringe upon the patent rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

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

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of patients with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Neupogen® and Neulasta® , Corixa’s Bexxar® and IDEC’s Zevalin®. Because talabostat is still in the early stages of clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

We cannot provide assurances that research and development by others will not render our technology or talabostat obsolete or non-competitive or result in treatments superior to any therapy or drug developed by us, or that any drug or therapy developed by us will be preferred to any existing or newly developed technologies.

Our manufacturing strategy presents a number of risks

We do not currently have our own manufacturing facilities. We expect in the future to depend on outside contractors for the manufacture of talabostat. Completion of our clinical trials and the commercialization of talabostat will require access to, or development of, manufacturing capabilities. We have entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for pre-clinical and early-stage clinical development. As we approach later-stage clinical development and commercialization of a product candidate, however, our intention is to enter into longer-term arrangements with multiple manufacturing sources. We may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of talabostat in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

Any of these factors could delay clinical trials or commercialization of talabostat, interfere with sales, entail higher costs or result in us being unable to effectively sell our products. To the extent that we are reliant on a sole source of supply of a drug, any interruption in that supply could prevent us from effectively developing, testing and commercializing the drug.

Our ability to generate revenues will be diminished if talabostat is not accepted in the marketplace, if we fail to obtain acceptable prices or if adequate reimbursement is not available for talabostat from third-party payors

There are competing products to talabostat already in the market for the treatment of each therapeutic indication we are currently pursuing in clinical trials. Even if approved for sale and distribution for one or more therapeutic indications, talabostat might not achieve market acceptance for such indications or remain on the market. Talabostat may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of talabostat. Physicians, patients, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for talabostat for such indications.

Our ability to commercialize our drugs may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in many markets outside the U.S., the pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., we expect that there will continue to be federal and state proposals to implement additional government control. For example, the recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit will result in decreased reimbursement for prescription drugs which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market talabostat and generate revenues.

Also, increasing emphasis on managed care in the U.S. and the possibility of government regulation of prescription drug prices will likely continue to put additional pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we might otherwise achieve for talabostat in the future. Further, cost control initiatives could adversely affect our ability to commercialize talabostat and our ability to realize profits and revenues from this commercialization.

Our ability to commercialize pharmaceutical products, alone or with distributors or others, may depend in part on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities;
•	private health insurers; and
•	other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with our strategic alliance partners. If government and other third-party payors do not provide adequate coverage and reimbursement levels for talabostat, the market acceptance of these products may be reduced.

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

If we lose key personnel or are unable to attract or retain additional personnel, we may be unable to develop talabostat or achieve commercialization objectives

We are highly dependent on Donald R. Kiepert, Jr., our Chairman, President and Chief Executive Officer, Richard N. Small, our Senior Vice President, Chief Financial Officer and Treasurer, Michael P. Duffy, our Senior Vice President, General Counsel and Secretary, Barry Jones, our Senior Vice President for Research, Margaret J. Uprichard, our Senior Vice President of Clinical and Regulatory Affairs, as well as other key members of our management and scientific staff. To date, we have not maintained key-man liability insurance to protect against the loss of any of these personnel, with the exception of Mr. Kiepert, for whom we maintain a key-man liability insurance policy. The loss of any of these personnel may have a disruptive effect on our operations until they are replaced, and may have a material adverse effect on our product development and commercialization efforts if we are not able to attract qualified replacements.

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

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.51 to a high of $6.90 in the two-year period ended May 7, 2004. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended May 7, 2004, the daily trading volume for shares of our common stock ranged from 5,825 to 637,693 shares traded per day, and the average daily trading volume during such three-month period was only 92,744 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline

In total, certain entities and individuals hold existing warrants to purchase up to 4,195,058 shares of our common stock at an average exercise price of $3.62, which includes the 1,150,000 warrants issued in the private placement that closed on March 26, 2004. In addition, certain entities and individuals hold existing options to purchase 3,044,489 shares of our common stock at an average exercise price of $3.32. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock.

Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our proceeds to date have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Our current policies do not use interest rate derivative instruments to manage exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a decrease in market rates would have a significant negative impact on the value of our investment portfolio. Declines in interest rates will, however, reduce our interest income while increases in interest rates will increase our interest income.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K’s

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the first quarter of 2004 and through May 14, 2004:

Date of Report	Reported

February 26, 2004	Current Report on Form 8-K to report, pursuant to Item 12 (Financial Results) that we issued a press release on February 26, 2004 announcing our financial results for the fourth quarter and fiscal year ended December 31, 2003.

March 9, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on March 9, 2004 announcing that we revised the time for a webcast.

March 17, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on March 17, 2004 announcing that we initiated a Phase 2 clinical trial for the treatment of advanced non-small cell lung cancer.

March 25, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on March 25, 2004 announcing that we had received $13,500,000 in commitments for an equity private placement.

March 30, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on March 30, 2004 announcing the presentation of study data.

April 1, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on April 1, 2004 announcing that we sold equity securites in a private placement that closed on March 26, 2004.

April 2, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on April 2, 2004 announcing that our application to list our common stock on the NASDAQ SmallCap Market had been approved.

April 29, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on April 29, 2004 announcing the presentation of study data on one of our boroproline compounds (talabostat (PT-100)).

May 5, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on May 5, 2004 announcing the appointment of a clinical advisory board.

May 11, 2004	Current Report on Form 8-K to report, pursuant to Item 12 (Financial Results) that we issued a press release on May 11, 2004 announcing our financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: May 14, 2004	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: May 14, 2004	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer