Form 10-K/A
period 2003-12-31
POINT THERAPEUTICS INC
filed 2004-06-01
CIK 919745

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Common Stock, Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $10,407,000.

The number of shares outstanding of the Registrant’s common stock as of May 28, 2004 was approximately 18,185,143.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 16, 2004, is being filed: (1) to provide additional information in Items 1 and 7 primarily in response to comments from the staff of the Securities and Exchange Commission, and (2) to correct the removal of Footnotes 11 through 15 that were inadvertently left out of the previously submitted 10-K/A filing. In addition, although no revisions were made to Items 2, 3, 4, 4A, 5, 6, 7A, 8, 9, 9A, 10, 11, 12, 13, 14 and 15, such items have been included in this Amendment No. 2 because it is the Registrant’s intention to distribute this Amendment No. 2 to its stockholders in satisfaction of its obligations under Rule 14a-3 promulgated under the Securities Exchange Act of 1934.

This Amendment No. 2 does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 16, 2004, or modify or update the disclosures prescribed in the original Annual Report on Form 10-K, except to reflect the revisions noted above.

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

In May 1997, Point Massachusetts entered into a license agreement with the Tufts University School of Medicine (“Tufts”). Under the Tufts license agreement, we have been granted exclusive, worldwide rights to the boroproline family of small molecule compounds, including PT-100. The boroproline family includes all compounds of the structure “X-Boro-Pro” where “X” is any amino acid, “Boro” is boronic acid and “Pro” is the amino acid proline. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 377,294 shares of our common stock. In addition, we are required to pay Tufts a minimum annual payment of $20,000; a total of $300,000 in potential clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by us from any sublicensor of the Tufts patents or technology. To date, the Company has paid a total of $712,500 in licensing and milestone payments to Tufts. We also are required to pay for patent prosecution and maintenance. We have the right, but not the obligation, to pursue infringers at our own expense. If we decided to abandon any patent or patent application, then Tufts has the right to assume our related obligations, and that patent or patent application would be withdrawn from the license agreement. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. Tufts also has the right to terminate the license if no licensed product is sold in the United States by May 2009. See “Risk Factors—If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products.”

The license from Tufts includes seven issued U.S. patents, five pending U.S. patent applications and, except for US Patent 4935493 which expires in 2007, corresponding foreign patents or patent applications in major commercial markets, including North America, Europe, and Japan. Among these are composition of matter patents or patent applications covering our PT-100 stereoisomer which will expire in 2011 (without giving effect to any possible extensions based on regulatory review periods which could increase the U.S. patent terms).

Additionally, we own four issued U.S. patents, nine pending U.S. patent applications and corresponding foreign patents or patent applications in the major commercial markets, including North America, Europe and Japan. Among these are patents or patent applications relating to treatment of cancer using combinations of PT-100 with other anti-tumor agents, treatment of hematopoietic disorders, and treatment of infectious diseases in combination with antigens, all expiring in 2018 or after.

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

Approvals outside of the United States.    We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot make assurances that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. We are not currently conducting any clinical trials outside of the United States.

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

Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discusses these risks.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize PT-100

As of March 31, 2004, we had a cash balance of approximately $24.5 million. We currently anticipate spending between $1.2 and $1.5 million per month to fund our pre-clinical and clinical programs and related general and administrative activities. Our current cash balance is expected to be sufficient into the second half of 2005. Therefore, additional funding of operations will be required by the second half of 2005. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $27.7 million of expenses since inception through March 31, 2004, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

In addition to the progress of our pre-clinical and clinical effort, our future capital requirements depend on many other factors, including: the cost and timing of regulatory approvals of PT-100, technological advances, the reevaluation of the commercial potential of PT-100 in light of developments in our industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond our control could also impact our capital requirements.

We may be required to relinquish rights to our technologies or PT-100, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture and licensing arrangements. If adequate funds are not available, we will be required to delay, reduce the scope of or eliminate one or more of our pre-clinical and clinical programs.

Our lead product candidate, PT-100, is in the early stages of human clinical development, and its safety and effectiveness are still being determined.

Our lead product candidate, PT-100, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. To obtain regulatory approval for the commercial sale of PT-100 for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that PT-100 is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of PT-100 in larger cohort groups. Although with the completion of each of our human clinical studies we are learning more about the safety profile of PT-100, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to PT-100. Our clinical trials may be suspended at any time if the Food and Drug Administration (the “FDA”) or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether PT-100 will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider PT-100 effective for such therapeutic applications. In addition, even if PT-100 is shown to be effective in our clinical trials, we can not predict whether the FDA will determine that the therapeutic benefits of PT-100 outweigh any perceived adverse effects of the drug. If PT-100 is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

Our lead product candidate, PT-100, is in the early stages of human clinical development, and we may not be able to design or implement an effective clinical development plan which will result in timely FDA approval for the selected therapeutic applications.

Our lead product candidate, PT-100, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Conducting clinical trials is a lengthy and highly uncertain process. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. We may not have designed our clinical trials in a way that results in their fastest completion because of unforeseen safety or effectiveness issues. Our trials may take longer to complete than we anticipate because of a slower than expected rate of eligible patient recruitment in the trials. If our clinical trials take longer than we expect, we may have greater expenses than we project and may have a more difficult time raising additional capital to fund future or even existing capital requirements.

Even if we are able to conduct our clinical trials in a timely manner, other factors related to the conduct of the trials could still adversely affect our chances of obtaining FDA approval. We may not be able to adequately follow or evaluate the subjects of the clinical trials after their treatment to establish a positive therapeutic effect. We may not be able to maintain a database of sufficient integrity to track safety and effectiveness information of treated subjects that would withstand appropriate FDA scrutiny. We, or our chosen vendors, may fail to comply with FDA regulations for good clinical practices.

If we obtain FDA approval for one or more therapeutic indications, we may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, our ability to promote and market such products will be limited.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of March 31, 2003, we had an accumulated deficit of approximately $27.7 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that generated any sales revenue, and we likely will not until PT-100 or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of PT-100, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell PT-100. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

Because we rely on third parties to conduct human clinical studies, we may encounter delays in product development and commercialization.

We have relatively few employees and do not have sufficient internal resources or experience to conduct human clinical trials completely on our own. We must therefore contract with third parties to perform the clinical trials needed for us to submit PT-100 to the FDA for marketing approval.

Although we have increased our internal clinical development capability substantially over the past 18 months, including our ability to supervise, manage and, as necessary replace, outside vendors, we still outsource a substantial amount of the clinical trial development process. Thus, we may lose control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we rely on a small number of contractors for conducting clinical trials of PT-100, although we believe we can replace these contractors, as necessary, on terms acceptable to us. The failure of any contractor to carry out its contractual duties could delay or increase the cost of the successful development and commercialization of PT-100.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed eleven issued U.S. patents and 14 pending U.S. patent applications. These patents and patent applications relate to our anti-tumor, hematopoiesis and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; two U.S. patents and one application expire in 2011; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable.

Our commercial success will also depend in part on our ability to commercialize PT-100 without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. PT-100 may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that PT-100 or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. We have not notified another party that they are infringing any of our proprietary rights.

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

Our employees, consultants and advisors are required to enter into written confidentiality agreements that prohibit the disclosure or use of confidential information. We also have entered into written confidentiality agreements that are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached, and we may not have adequate remedies for any breach, or our trade secrets and proprietary information could otherwise become known or be independently discovered by others. We have not notified any person of a violation of a confidentiality agreement that has materially harmed our business.

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

Any of these factors could in the future delay clinical trials or commercialization of PT-100, interfere with sales, entail higher costs or result in us being unable to effectively sell our products. To the extent that we are reliant on a sole source of supply of a drug, any interruption in that supply could delay us in effectively developing, testing and commercializing the drug.

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

We use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper use, handling, storage or disposal of these materials could be time consuming and costly

Our pre-clinical and clinical operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by us in our operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Our operations also produce hazardous waste products. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials, and we do not maintain liability insurance for contamination or injury resulting from the use of the materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business. To date, our compliance costs with respect to environmental laws and regulations have been minimal.

We may be sued for product or operational liability

We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently maintain a $2 million general liability policy and a $5 million annual aggregate product liability insurance related to our clinical trials consistent with industry standards which we believe is adequate to insure us against such potential losses. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover our potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we are sued for any injury caused by our products, the litigation could consume substantial time and attention of our management and our liability could exceed our total assets.

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

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.51 to a high of $6.90 in the two-year period ended May 26, 2004. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended May 26, 2004, the daily trading volume for shares of our common stock ranged from 5,825 to 637,693 shares traded per day, and the average daily trading volume during such three-month period was only 51,702 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 4,220,058 shares of our common stock at an average exercise price of $3.62, which includes the 1,150,000 warrants issued in the

Placement. On a fully-diluted basis, the 4,220,058 shares of common stock represents 16.6 percent of the fully-diluted ownership of the Company. In addition, certain entities and individuals hold existing options to purchase 3,031,989 shares of our common stock at an average exercise price of $3.37. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

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

Our Board of Directors adopted a new code of business ethics and conduct, The Point Therapeutics Corporate Code of Ethics and Conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees, on March 16, 2004. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment in a report on Form 8-K within five days of such amendment or waiver. For more information, please refer to the Code of Ethics attached to the Preliminary Proxy Statement filed with the SEC on April 26, 2004 as Appendix A. The Code of Ethics has also been posted on the corporate governance portion of the Investor Relations section of our website at www.pther.com. The Code of Ethics and Conduct is also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President and General Counsel at our corporate headquarters.

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

Item 4A.    Executive Officers of the Registrant

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

Dividends—none

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Clinical Trial Accrual

We accrue the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We accrue the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly. Clinical trial expenses were $1,731,000, $1,853,000 and $997,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

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

Revenues

For the year ending December 31, 2003, we recorded license revenue totaling $115,000. The royalties were due from Whatman Inc. related to revenues generated from the sale of HMSR blood filters. We recorded no revenues during the year ended December 31, 2002 and 2001.

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

At December 31, 2003, our cash and cash equivalents increased $2,137,000 as compared to December 31, 2002. The increase was primarily due to net proceeds totaling $10,424,000 resulting from the sale of 5,600,001 shares of common stock in a private placement which closed on October 3, 2003 offset in part by $8,221,000 used in operations for the year ended December 31, 2003. Cash utilized in operations included net operating losses of $7,727,000 primarily to support the pre-clinical and clinical program for PT-100 and related general and administrative activities. Other current assets increased by $180,000 from December 31, 2002 mainly as the result of recognizing a $115,000 receivable in 2003 on royalty revenues due from Whitman, Inc. and a $60,000 increase in prepaid clinical costs related to initiating the Phase 1 PT-100/rituximab trial in 2003 and the Phase 2 non-small cell lung cancer study in the first quarter of 2004. In addition, current liabilities decreased by $472,000 primarily due to a reduction in the clinical trial accrual and payables related to the completion of the Phase 1 PT-100 neutropenia trial during 2003.

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

Item 11.    Executive Compensation

The following table provides certain summary information for the fiscal years ended December 31, 2003, 2002 and 2001, concerning compensation paid or accrued by us to or on behalf of the persons who served as our executive officers in 2003:

SUMMARY COMPENSATION TABLE (1)

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)(2)
Donald R. Kiepert, Jr. Chairman, President and Chief Executive Officer	2003 2002 2001	$ $ $	309,637 300,000 283,615	$ $ $	90,000 90,000 81,000	— — —	120,000 60,000 41,616	$ $ $	4,120 3,326 110

Richard N. Small Senior Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	$ $ $	196,065 190,000 164,423	$ $ $	57,000 58,000 48,000	— — —	80,000 40,000 20,808	$ $ $	6,161 4,965 72

Michael P. Duffy(3) Senior Vice President, General Counsel and Secretary	2003 2002 2001	$ $	196,065 114,000 —		$57,000 — —	— — —	80,000 106,000 —	$ $	720 96 —

Barry Jones, Ph.D. Senior Vice President, Research	2003 2002 2001	$ $ $	190,961 160,000 137,449	$ $ $	57,000 48,000 27,000	— — —	80,000 30,000 16,646	$ $ $	6,271 4,319 110

Margaret J. Uprichard, Pharm.D.(4) Senior Vice President, Clinical and Regulatory Affairs	2003 2002 2001		$184,719 — —		$10,000 — —	— — —	100,000 — —		$5,503 — —

(1)	The merger between us and Point Massachusetts was effective as of March 15, 2002. Accordingly, the summary compensation information provided in this table for the period from March 16, 2002 through December 31, 2003 was paid entirely by us, and the compensation information for the periods from January 1, 2002 through March 15, 2002 and the years ending December 31, 2001 consists of compensation paid entirely by Point Massachusetts. In accordance with the merger that took place on March 15, 2002, securities underlying options for the years ending December 31, 2001 granted by Point Massachusetts are presented reflecting the conversion into the right to receive 4.16168 shares of our common stock.
(2)	Other compensation in 2003 includes a matching 401K contribution totaling $3,088, $5,801, $480, $5,719 and $5,143 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively. Other compensation in 2002 includes a matching 401K contribution totaling $3,002, $4,319 and $4,754 for Mr. Kiepert, Mr. Small and Dr. Jones, respectively. All other amounts in 2003, 2002 and 2001 represent the taxable portion of group term-life insurance.
(3)	Mr. Duffy joined us part-time in May 2002 and full-time in September 2002.
(4)	Dr. Uprichard joined us in January 2003.

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

	Option Grants Individual Grants (1)			Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Or Base Price ($/Sh)		5%($)	10%($)
Donald R. Kiepert, Jr.	120,000	19.5%	$0.80	4/02/2013	$156,374	$248,999
Richard N. Small	80,000	13.0%	$0.80	4/02/2013	$104,249	$166,000
Barry Jones, Ph.D.	80,000	13.0%	$0.80	4/02/2013	$104,249	$166,000
Michael P. Duffy	80,000	13.0%	$0.80	4/02/2013	$104,249	$166,000
Margaret J. Uprichard, Pharm.D.	60,000	9.8%	$0.65	1/22/2013	$63,527	$101,156
Margaret J. Uprichard, Pharm.D.	40,000	6.5%	$0.80	4/02/2013	$52,125	$83,000

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

Name	Number of Shares Beneficially Owned	Percentage of Class
Federated Investors, Inc.(1) Federated Investors Towers Pittsburgh, PA 15222-3779	2,800,525	15.01%
ProQuest Investments(2) 600 Alexander Park Road, Suite 204 Princeton, NJ 08540	2,625,000	13.79
Thomas M. Claflin II(3) c/o Claflin Capital Management 10 Liberty Square, Suite 300 Boston, MA 02109	1,013,251	5.54
Deutsche Bank AG, London Branch 527 Madison Avenue, 8th Floor New York, NY 10022	1,000,000	5.51
J. Jay Lobell(4) 365 West End Avenue New York, NY 10024	1,000,000	5.42
Claflin Capital Management(5) 10 Liberty Square, Suite 300 Boston, MA 02109	978,251	5.36
Graystone Venture Partners, LLC(6) One Northfield Plaza, Suite 530 Northfield, IL 60093	923,902	5.04
Donald R. Kiepert, Jr.(7) 32 Garrison Street, 40-505 Boston, MA 02116	770,389	4.20
Richard N. Small(8)	327,088	1.79
Barry Jones, Ph.D.(9)	102,627	*
Timothy J. Barberich(10)	67,508	*
William J. Whelan, Jr.(11)	66,212	*
Michael P. Duffy(12)	73,000	*
Daniel T. Roble(13)	55,808	*
Margaret J. Uprichard, Pharm. D.(14)	25,000	*
All directors and executive officers as a group (9 persons)(15)	2,500,884	13.14

*	Beneficial ownership does not exceed 1% of our outstanding common stock.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of June, 2004.

POINT THERAPEUTICS, INC.

By:	/s/ DONALD R. KIEPERT, JR.

Donald R. Kiepert, Jr President and Chief Executive Officer

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description
2.1(12)	Agreement and Plan of Merger, dated November 15, 2001, among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2(8)	Asset Purchase Agreement, dated as of February 3, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3(9)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.4(17)	Engagement Agreement dated as of September 10, 2003 between Point Therapeutics, Inc. and Paramount Capital, Inc.

2.5(17)	Subscription Agreement, dated on or about September 19, 2003, by and among Point Therapeutics, Inc. and several purchasers.

3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2(10)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.

3.3(11)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4(13)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5(1)	By-Laws of Point Therapeutics, Inc.

4.1(14)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2(14)	Form of Warrant for Point Therapeutics, Inc.

4.3(17)	Form of Investor Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.

4.4(17)	Form of Paramount Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.

4.5(2)	Registration Rights Agreement, dated January 23, 1997, by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.6(3)	Registration Rights Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.7(4)	Warrant Agreement, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.8(4)	Warrant Certificate, dated as of September 15, 1998, between Point Therapeutics, Inc. and Sepracor.

4.9(5)	Registration Rights Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.10(5)	Warrant Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.11(5)	Warrant Certificate, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

4.12(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Thomas D. Foley.

4.13(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VI.

4.14(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VII.

4.15(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Dr. Pennington.

4.16(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Fieldmark, Inc.

4.17(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Graystone.

4.18(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Kenneth Zito.

4.19(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Medical Investments.

4.20(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Nancy Finn.

Exhibit No.	Description
4.21(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Cornelia Stutz.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Point Therapeutics, Inc.’s 1994 Director Option Plan.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, dated June 25, 1996.

10.4(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, effective as of May 16, 1996.

10.5(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, dated June 25, 1996.

10.6(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan, effective as of May 16, 1996.

10.7(5)	Securities Purchase Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.

10.8(7)	Form of Purchase Agreement, dated March 2, 2000.

10.9(7)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

10.10(9)	Royalty Agreement, dated as of May 29, 2001, by and among Point Therapeutics, Inc., Whatman and Whatman plc.

10.11(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

10.12(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

10.13(14)	Employment Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.14(14)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

10.15(15)	Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

10.16(16)	Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

10.17(16)	Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

10.18(14)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

21.1(18)	Subsidiaries of Point Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP.

24.1†	Power of Attorney.

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).
(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1998.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.

(6)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(9)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(16)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(17)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003.
(18)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.
†	Previously filed.

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

The Agreement calls for certain milestone payments totaling $300,000 to be paid to Tufts upon commencement of the first Phase 3 trial, marketing application of the first licensed product and marketing approval of the first licensed product, and a royalty based on future sales of products covered under the Agreement. In addition, the Agreement calls for Tufts to perform research jointly agreed upon with Point Massachusetts, in the scientific areas covered under the Agreement. Point Massachusetts was obligated to reimburse Tufts for $500,000 of such research over a two-year period beginning on May 7, 1997.

On January 12, 1999, Point Massachusetts amended the existing license agreement with Tufts in connection with definitions of field of use, license period and net sales, and entered into a collaboration agreement to license its developed technology to a pharmaceutical company. Upon signing the agreement, Point Massachusetts received an initial $2,000,000 nonrefundable license fee. The collaboration also called for development milestone and royalty payments to Point Massachusetts, as well as an arrangement to equally share all reasonable expenses incurred while obtaining and defending technology patents subsequent to signing this agreement. In January 2000, Point Massachusetts amended the master license agreement to reflect the partial completion of a milestone. As a result of this amendment, Point Massachusetts received in cash and recognized as revenue $3,000,000 from the pharmaceutical company in 2000. As part of the Agreement, Point Massachusetts is required to pay Tufts 10% of all milestone payments received and supplemental milestone payments related to the collaboration with the pharmaceutical company. Total payments to Tufts as a result of milestones achieved totaled $412,500 in 2000. To date, the Company has paid a total of $712,500 in licensing and milestone payments to Tufts. Under the agreement, Point Massachusetts received $900,000 in 2000 for research and development for the benefit of the pharmaceutical company. In July 2000, the agreement with the pharmaceutical company was terminated, however, the license agreement with Tufts remains in effect, as amended.

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

14.    Subsequent Events

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

POINT THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, approximately $115,000 of net royalties was accrued and is payable to the Company. The Company received payment in January 2004.

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