Form 10-Q
period 2004-06-30
POINT THERAPEUTICS INC
filed 2004-08-16
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 13, 2004, there were 18,255,798 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3

Consolidated Statements of Operations For The Three and Six Month Periods Ended June 30, 2004 and 2003 and For The Period From September 3, 1996 (Date of Inception) Through June 30, 2004	4

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2004 and 2003 and For The Period From September 3, 1996 (Date of Inception) Through June 30, 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,888,543	$14,062,104
Restricted cash	86,001	80,168
Prepaid expenses and other current assets	621,101	413,941

Total current assets	21,595,645	14,556,213
Office and laboratory equipment, net	248,746	243,056
Deposits and other assets	18,440	37,373

Total assets	$21,862,831	$14,836,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410,678	$438,475
Accrued clinical	401,756	184,531
Accrued professional fees	151,250	103,025
Accrued compensation	117,106	82,504
Accrued expenses	112,905	119,697

Total current liabilities	1,193,695	928,232
Patent liability, less current portion	47,604	52,367
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 18,420,375 shares issued and 18,248,298 outstanding at June 30, 2004 and 14,976,925 shares issued and 14,875,756 shares outstanding at December 31, 2003	184,204	149,769
Treasury stock, at cost, 172,077 shares as of June 30, 2004 and 101,169 shares as of December 31, 2003	(767,338)	(331,936)
Additional paid-in capital	51,883,865	38,574,572
Deficit accumulated during the development stage	(30,679,199)	(24,536,362)

Total stockholders’ equity	20,621,532	13,856,043

Total liabilities and stockholders’ equity	$21,862,831	$14,836,642

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Period from September 3, 1996 (date of inception) through June 30, 2004
	2004	2003	2004	2003
REVENUES
License revenue	$—	$—	$—	$96,150	$5,115,041
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	—	96,150	7,515,041

OPERATING EXPENSES
Research and development	2,204,776	1,101,781	4,230,393	2,540,285	25,129,543
General and administrative	837,152	551,703	1,964,833	1,095,886	14,016,946

Total operating expenses	3,041,928	1,653,484	6,195,226	3,636,171	39,146,489

Net loss from operations	(3,041,928)	(1,653,484)	(6,195,226)	(3,540,021)	(31,631,448)

INTEREST INCOME, NET
Interest income	33,603	17,373	52,389	42,309	1,034,901
Interest expense	—	—	—	—	(82,652)

Total interest income, net	33,603	17,373	52,389	42,309	952,249

NET LOSS	$(3,008,325)	$(1,636,111)	$(6,142,837)	$(3,497,712)	$(30,679,199)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.18)	$(0.37)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES FOR BASIC AND DILUTED NET LOSS COMPUTATION	18,186,742	9,275,755	16,677,824	9,275,755

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		Period from inception (September 3, 1996) through June 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,142,837)	$(3,497,712)	$(30,679,199)
Adjustments to reconcile net loss to net cash used:
Depreciation	54,614	44,004	285,778
Stock-based compensation	32,808	26,795	257,487
Common stock issued under license agreement	—	—	910,677
Patent costs	—	—	75,557
Accrued interest on convertible notes	—	—	82,652
Changes in assets and liabilities:
Restricted cash	(5,833)	—	(86,001)
Prepaid expenses, other current assets and other assets	(188,227)	(250,138)	(658,818)
Accounts payable and accrued liabilities	265,463	(496,825)	1,191,251

Net cash used in operating activities	(5,984,012)	(4,173,876)	(28,620,616)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office and laboratory equipment	(60,304)	(9,331)	(534,524)

Net cash used in investing activities	(60,304)	(9,331)	(534,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	12,157,527	—	33,123,012
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	717,991	—	717,991
Principal payments of patent liability	(4,763)	(4,688)	(25,509)

Net cash provided by (used in) financing activities	12,870,755	(4,688)	50,043,683

Net increase (decrease) in cash and cash equivalents	6,826,439	(4,187,895)	20,888,543
Cash and cash equivalents, beginning of period	14,062,104	12,005,495	—

Cash and cash equivalents, end of period	$20,888,543	$7,817,600	$20,888,543

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

1. Nature of the Business

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing small molecule drugs for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Point’s lead product candidate, talabostat (PT-100), is in Phase 2 clinical trials and is an orally active small molecule which, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

Point believes that talabostat and their other inhibitors of dipeptidyl peptidases (DPP) represent a large market opportunity because of their wide range of potential applications, including:

•	Cancer: talabostat could be used in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: talabostat could be used to treat both neutropenia and anemia;

•	Type 2 Diabetes: Point’s product candidate PT-630 could be used as a DPP-4 inhibitor to treat type 2 diabetes; and

•	Vaccine Adjuvants: Point’s product candidate PT-510 could be used as an adjuvant to improve the response to different vaccine regimens.

The strategy of Point’s current clinical development program is to develop the full range of commercial applications of talabostat and to prioritize its fastest-to-market applications. In 2004, Point initiated four Phase 2 human clinical trial of talabostat. The trials are evaluating the safety and effectiveness of talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer, talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). Point is also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma (NHL). Point is also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders.

Point’s portfolio also includes two compounds in preclinical development - PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 is a high affinity DPP-4 inhibitor which has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Through its mechanism of action, PT-630 could maintain active GLP-1, thus lowering blood glucose in type 2 diabetes. PT-510 is an orally available DPP inhibitor being developed as a vaccine adjuvant with potential application in both cancer and infectious disease vaccines. The Company has preclinical proof of principle data that indicate that PT-510 upregulates cytokines and chemokines which they believe are critical for the induction of an immune response.

In addition to these product opportunities, Point from time to time evaluates new technology to broaden its portfolio of potential products, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, including mergers and acquisitions.

Point’s principal executive office is located at 125 Summer Street, Boston, Massachusetts, 02110 and the telephone number is (617) 933-2130. Point’s common stock trades on the NASDAQ SmallCap Market under the symbol “POTP”. Point’s website is www.pther.com.

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

For additional information regarding the terms of the merger, please refer to the Company’s Form S-4, which was filed with the Securities and Exchange Commission on February 11, 2002.

The Company’s business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

2. Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2003, contained in Amendment No.2 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 1, 2004. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation as of June 30, 2004.

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2004 and 2003. Potentially dilutive securities, consisting of stock options of 3,147,489 and warrants of 4,100,143 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

	Three Months Ended June 30,
	2004	2003
Net loss, as reported	$(3,008,325)	$(1,636,111)
Deduct: Stock compensation cost as computed under APB No.25	16,404	18,638
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all employee awards	(481,343)	(98,152)

Pro Forma Net loss	$(3,473,264)	$(1,715,625)

Diluted net loss per share, as reported	$(0.17)	$(0.18)

Diluted net loss per share, pro forma	$(0.19)	$(0.18)

	Six Months Ended June 30,
	2004	2003
Net loss, as reported	$(6,142,837)	$(3,497,712)
Deduct: Stock compensation cost as computed under APB No.25	32,808	26,795
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all employee awards	(693,290)	(196,304)

Pro Forma Net loss	$(6,803,319)	$(3,667,221)

Diluted net loss per share, as reported	$(0.37)	$(0.38)

Diluted net loss per share, pro forma	$(0.41)	$(0.40)

3. Common Stock

The Company sold equity securities in a private placement (the “Private Placement”) that closed on March 26, 2004. The Company sold 3,000,000 shares of common stock (the “Shares”) at a price of $4.50 per share to new and existing institutional investors, resulting in gross proceeds to the Company of $13,500,000. The investors in this Private Placement also received five-year warrants to purchase an additional 900,000 shares of common stock (the “Investor Warrant Shares”) at an exercise price of $6.25 per share. After agent fees, related legal and accounting costs and registration fees totaling approximately $1,400,000, net proceeds to Point from the Private Placement were $12,100,000. Point also issued warrants to purchase 150,000 and 100,000 shares of common stock at a price of $6.25 per share to RBC Capital Markets Corporation and Paramount, Inc., respectively, the placement agents in the transaction.

In connection with the Private Placement, the Company filed a registration statement with the SEC on April 23, 2004 for purposes of registering the Shares. The registration statement, as amended, was declared effective by the SEC on June 24, 2004.

4. License Revenue

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, $96,150 of net royalties was accrued and was payable to the Company. During the six-month period ended June 30, 2003, the Company recognized $96,150 of license revenue.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, our ability to (i) successfully develop and manufacture products, (ii) obtain the necessary governmental approvals, (iii) obtain external funding to finance the operations, and (iv) obtain and enforce intellectual property rights, as well as the risk factors discussed below under the caption titled “Certain Factors That May Affect Future Operating Results”.

Overview

We are a Boston-based biopharmaceutical company developing small molecule drugs for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as a vaccine adjuvant. Our lead product candidate, talabostat (PT-100), is in Phase 2 clinical trials and is an orally-active small molecule which, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that talabostat and our other inhibitors of dipeptidyl peptidases (DPP) represent a large market opportunity because of their wide range of potential applications, including:

•	Cancers: talabostat could be used as a single agent, or in combination with chemotherapeutic agents, monoclonal antibodies, and/or vaccines to treat both solid tumors and hematologic malignancies;

•	Hematopoietic Disorders: talabostat could be used to treat both neutropenia and anemia;

•	Type 2 Diabetes: our product candidate PT-630 could be used as a DPP-4 inhibitor to treat type 2 diabetes; and

•	Vaccine Adjuvants: our product candidate PT-510 could be used as an adjuvant to improve the response to different vaccine regimens.

The strategy of our current clinical development program is to develop the full range of commercial applications of talabostat and to prioritize fastest-to-market applications. In 2004 we initiated four Phase 2 clinical trials of talabostat. The trials are evaluating the safety and effectiveness of talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL) We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in patients with hematologic malignancies, such as non-Hodgkin’s lymphoma (NHL). We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders.

Our portfolio also includes two compounds in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 is a high affinity for DPP-4 inhibitor which has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Through its mechanism of action, PT-630 could maintain active GLP-1, thus lowering blood glucose in type 2 diabetes. PT-510 is an orally available DPP inhibitor being developed as a vaccine adjuvant with potential application in both cancer and infectious disease vaccines. We have preclinical proof of principle data that indicate that PT-510 upregulates cytokines and chemokines which we believe are critical for the induction of an immune response.

In addition to these product opportunities, we from time to time evaluate new technology to broaden our portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

Our principal executive office is located at 125 Summer Street, Boston, Massachusetts, 02110 and the telephone number is (617) 933-2130. Our common stock trades on the NASDAQ SmallCap Market under the symbol “POTP”. Our website is www.pther.com.

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $30,679,000 as of June 30, 2004. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidates, talabostat, PT-510 and PT-630 and to license and develop new pharmaceutical compounds.

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

For additional information regarding the terms of the merger, please refer to our Form S-4, which was filed with the Securities and Exchange Commission (the “SEC) on February 11, 2002.

Our business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements, included in our Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on June 1, 2004.

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

For the six-month period ended June 30, 2003, we recognized $96,000 of license revenue relating to royalties payable to us as successor to HMSR following the merger. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

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

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date and the amount of expenses during the period. Such estimates include the carrying value of property and equipment and the value of certain liabilities. Actual results may differ from such estimates.

Results of Operations

Three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003

	Three Months Ended June 30,		Percent Change
	2004	2003	2004/2003
License revenue	$—	$—	—

Total revenue	—	—	—
Research and development	2,204,776	1,101,781	100.1
General and administrative	837,152	551,703	51.7

Total operating expenses	3,041,928	1,653,484	84.0
Interest income	33,603	17,373	93.4

Net loss	$(3,008,325)	$(1,636,111)	83.9%

Six-month period ended June 30, 2004 as compared to the six- month period ended June 30, 2003

	Six Months Ended June 30,		Percent Change
	2004	2003	2004/2003
License revenue	$—	$96,150	(100.0)%

Total revenue	—	96,150	(100.0)
Research and development	4,230,393	2,540,285	66.5
General and administrative	1,964,833	1,095,886	79.3

Total operating expenses	6,195,226	3,636,171	70.4
Interest income	52,389	42,309	(23.8)

Net loss	$(6,142,837)	$(3,497,712)	75.6%

Revenue

We recorded no revenue during the three-month periods ended June 30, 2004 and 2003. For the six-month period ending June 30, 2003, we recorded license revenue totaling $96,000, representing royalties payable to us as successor to HMSR following the merger.

Operating Expenses

Research and development

During the three and six-month periods ended June 30, 2004 and 2003, the majority of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. In addition, during the three and six-month periods ended June 30, 2004, our efforts have included preclinical development of our product candidate PT-630 to treat type-2 diabetes and our product candidate PT-510 which we are developing as an adjuvant to improve the response to different vaccine regimens. In 2004, we have initiated four Phase 2 human clinical trial of talabostat. The trials are evaluating the safety and effectiveness of talabostat in combination with Taxotere® for the treatment of non-small cell lung cancer, talabostat as a single agent in metastatic melanoma, talabostat in combination with cisplatin to treat metastatic melanoma and talabostat in combination with rituximab to treat CLL.

We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in patients with hematologic malignancies, such as NHL. We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders. We recently completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with talabostat for neutropenia.

Research and development expenses increased 100.1% to $2,205,000 for the three-month period ended June 30, 2004 from $1,102,000 for the three-month period ended June 30, 2003. Research and development expenses increased 66.5% to $4,230,000 for the six-month period ended June 30, 2004 from $2,540,000 for the six-month period ended June 30, 2003.

	Three months ended June 30,		Percent Change
Research and development	2004	2003	2004/2003
Clinical development	$1,644,882	$604,272	172.2%
Preclinical development	559,894	497,509	12.5

Total research and development	$2,204,776	$1,101,781	100.1%

	Six months ended June 30,		Percent Change
Research and development	2004	2003	2004/2003
Clinical development	$2,894,083	$1,482,304	95.2%
Preclinical development	1,336,310	1,057,981	26.3

Total research and development	$4,230,393	$2,540,285	66.5%

Clinical development: Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Clinical development expenses increased 172.2% to $1,645,000 for the three-month period ended June 30, 2004 from $604,000 for the three-month period ended June 30, 2003 For the six-month period ended June 30, 2004, clinical development expenses increased 95.2% to 2,894,000 from 1,482,000 for the six-month period ended June 30, 2003.

The increase in the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was primarily due to increased external clinical and manufacturing costs ($907,000) due to the costs incurred for activities related to our Phase 2 clinical trials currently under way. We also added six employees during the first six months of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to nine.

The increase in the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 was primarily due to increased external clinical and manufacturing costs ($1,304,000) due to the costs incurred for the purchase of bulk drug, pre-study activities and actual clinical trial costs related to our Phase 2 clinical trials currently under way. As noted above, we also added six employees during the first six months of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to twelve. In addition, during the six-month period ended June 30, 2004, a one-time bonus to all employees was incurred and paid which totaled approximately $111,000 in this area. The increase for the first six-months of 2004 as compared to the same period in 2003 was less than it would have been because of severance payments incurred for a former executive during the six-month period ended June 30, 2003 totaling approximately $250,000.

During the remainder of 2004, we anticipate that our clinical development costs will continue to increase due to the Phase 2 talabostat clinical studies in three different tumor types where talabostat is being studied in combination with chemotherapeutic agents and monoclonal antibodies as well as a single agent anti-tumor therapeutic. In addition, we currently anticipate completing the current Phase 1 talabostat/rituximab study during the second half of 2004.

Preclinical Development: Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 12.5% to $560,000 for the three-month period ended June 30, 2004 from $498,000 for the three-month period ended June 30, 2003. The increase was primarily due to an increase in lab supplies to support our preclinical research for both PT-630 and PT-510.

Preclinical development expenses increased 26.3% to $1,336,000 for the six-month period ended June 30, 2004 from $1,058,000 for the six-month period ended June 30, 2003. The increase was primarily due to a one-time bonus to all employees which totaled approximately $159,000 in this area. In addition, lab supplies and services increased by approximately $50,000 in the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 due to preclinical research for both PT-630 and PT-510.

During the remainder of 2004, we currently anticipate that preclinical expenses will remain approximately consistent with current spending levels as activities overall are expected to remain constant and total employees in this area to remain at seven.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, patent, finance & accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 51.7% to $837,000 during the three-month period ended June 30, 2004 from $552,000 for the three-month period ended June 30, 2003. The increase was primarily due to increased legal expenses related to Sarbanes-Oxley matters and patent expenses of $121,000, salaries and fringes of $60,000 and investor relation and consultant costs of $63,000 in the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003.

General and administrative expenses increased 79.3% to $1,965,000 during the six-month period ended June 30, 2004 from $1,096,000 for the six-month period ended June 30, 2003. Salaries and related fringes increased by approximately $360,000 as compared to prior year due primarily due to a one-time bonus to all employees which totaled approximately $251,000 in this area and the hiring of two additional employees in 2004. In addition, legal and patent expenses increased by $121,000 and investor relation and consultant costs increased by approximately $63,000 in the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003.

During the remainder of 2004, we currently anticipate that general and administrative expenses will increase moderately from current levels as we plan to expand our business development and investor relation efforts by allocating additional resources. We also added two additional employees in this area during the first six months of 2004 bringing total employees in this area to seven.

Interest Income

Interest income includes interest earned on invested cash balances. During the six-month periods ended June 30, 2004 and 2003, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 93.4% to $34,000 in the three-month period ended June 30, 2004 from $17,000 in the three-month period ended June 30, 2003. Interest income increased 23.8% to $52,000 in the six-month period ended June 30, 2004 from $42,000 in the six-month period ended June 30, 2003. The increase in interest income in both periods resulted from a higher average cash balance.

Net loss

As a result of the foregoing, we incurred a net loss of $3,008,000, or $0.17 per share, for the three-month period ended June 30, 2004 compared to a net loss of $1,636,000, or $0.18 per share, for the three-month period ended June 30, 2003 and a net loss of $6,142,847 or $0.37 per share for the six-month period ended June 30, 2004 as compared to a net loss of $3,498,000 or $0.37 per share for the six-month period ended June 30, 2003.

Liquidity and Capital Resources

We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $35,016,000, net of costs of raising capital, in private equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $1,035,000 from interest earned in invested cash balances and $718,000 in proceeds from warrant exercises.

On March 26, 2004 we closed a private placement of 3,000,000 shares of common stock at a price of $4.50 per share and five-year warrants to purchase an additional 900,000 shares of common stock at a price of $6.25 per share. Total gross proceeds were $13,500,000 offset by anticipated agent fees, related legal and accounting costs and registration costs of approximately $1,400,000, resulting in net proceeds to us of $12,100,000. All of these costs were incurred through June 30, 2004. We also issued warrants to purchase 150,000 and 100,000 shares of common stock at a price of $6.25 per share to RBC Capital Markets Corporation and Paramount, Inc., respectively, the placement agents in the transaction.

As of June 30, 2004, our cash and cash equivalents increased $6,826,000 as compared to December 31, 2003. The increase was primarily due to net proceeds totaling $12,100,000 resulting from the sale of 3,000,000 shares of common stock in the recent private placement and proceeds from warrant exercises of $718,000 offset in part by $5,984,000 used in operations for the six-month period ended June 30, 2004, primarily to fund the clinical program for talabostat and other research and development initiatives. We also increased our investment in office and laboratory equipment by $60,000 from $474,000 at December 31, 2003 to $534,000 at June 30, 2004. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $25,130,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of a variety of cancers, certain hematopoietic disorders and hematologic malignancies. During 2004, we have identified two additional product candidates, PT-630 for the treatment of type 2 diabetes and PT-510, an adjuvant to improve the response to different vaccine regimens. Both PT-630 and PT-510 have required limited resources to date and thus the $25,130,000 disclosed for research and development in our financial statements has primarily been directed towards developing talabostat. We have initiated four Phase 2 human clinical trials of talabostat. The trials are evaluating the safety and effectiveness of talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer, talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma and talabostat in combination with rituximab to treat advanced CLL. We are also currently conducting a Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in patients with hematologic malignancies, such as NHL. We are also developing talabostat as a potential therapy for the treatment of hematopoietic disorders. We recently completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with talabostat for neutropenia. We cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat, PT-630 or PT-510 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

Since inception, we have incurred operating expenses of $39,146,000 and have accumulated a deficit as of June 30, 2004 of $30,679,000. At June 30, 2004, we had $20,888,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain current and planned operations into the second half of 2005. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating during 2005. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and initiate human clinical trials for additional clinical indications for talabostat, PT-630 and PT-510 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of June 30, 2004, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q3-Q4 2004	2005	2006	2007	2008	Thereafter
Operating Leases	$125,028	$136,725	$4,535	$—	$—	$—
Licensing Obligations	—	10,000	10,000	10,000	10,000	7,895

Total Future Obligations	$125,028	$146,725	$14,535	$10,000	$10,000	$7,895

In addition, in connection with the sublease for our offices at 125 Summer Street in Boston, we issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord. We also issued an additional letter of credit on April 9, 2004 in the amount of $5,833, renewable annually on April 9th for the term of the sublease with the landlord.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Factors That May Affect Future Operating Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat (PT-100)

As of June 30, 2004, we had a cash balance of approximately $21 million. We currently anticipate spending between $1.2 and $1.5 million per month to fund our pre-clinical and clinical programs and related general and administrative activities. Our current cash balance is expected to be sufficient into the second half of 2005. Therefore, additional funding of operations will be required by the second half of 2005. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $39.1 million of expenses since inception through June 30, 2004, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

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

Our lead product candidate, talabostat, is in the early stages of human clinical development, and its safety and effectiveness are still being determined.

Our lead product candidate, talabostat, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of talabostat in larger cohort groups. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. Our clinical trials may be suspended at any time if the Food and Drug Administration (the “FDA”) or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we can not predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any perceived adverse effects of the drug.

If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

Our lead product candidate, talabostat, is in the early stages of human clinical development, and we may not be able to design or implement an effective clinical development plan which will result in timely FDA approval for the selected therapeutic applications.

Our lead product candidate, talabostat, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Conducting clinical trials is a lengthy and highly uncertain process. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. We may not have designed our clinical trials in a way that results in their fastest completion because of unforeseen safety or effectiveness issues. Our trials may take longer to complete than we anticipate because of a slower than expected rate of eligible patient recruitment in the trials. If our clinical trials take longer than we expect, we may have greater expenses than we project and may have a more difficult time raising additional capital to fund future or even existing capital requirements.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of June 30, 2004 we had an accumulated deficit of approximately $30.7 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

If we fail to obtain regulatory approval for talabostat in a timely manner, our operating results and business may be adversely affected

We must obtain regulatory approval before marketing or selling talabostat in any major world pharmaceutical market for any therapeutic application for talabostat . Due to risks and uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate when talabostat may be commercially available for any application, if at all.

In the U.S., we must obtain FDA approval for talabostat and each indication that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. Talabostat has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If we fail to obtain regulatory approval, we will be unable to market and sell talabostat . We cannot predict with certainty if or when we might submit talabostat for regulatory approval for any therapeutic indication. Once we submit talabostat for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for talabostat is delayed, our business, financial condition or results of operations would be materially adversely affected.

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

Although we have increased our internal clinical development capability substantially over the past 18 months, including our ability to supervise, manage and, as necessary replace, outside vendors, we still outsource a substantial amount of the clinical trial development process. Thus, we may lose control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we rely on a small number of contractors for conducting clinical trials of talabostat, although we believe we can replace these contractors, as necessary, on terms acceptable to us. The failure of any contractor to carry out its contractual duties could delay or increase the cost of the successful development and commercialization of talabostat .

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

Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Talabostat may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. We have not notified another party that they are infringing any of our proprietary rights although we do from time to time engage in discussions with licensors, vendors and other parties about the scope and enforceability of our contractual rights.

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

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of patients with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Neupogen® and Neulasta®, Corixa’s Bexxar® and IDEC’s Zevalin®. Because talabostat is still in the early stages of clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If PT-100 is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Our manufacturing strategy presents a number of risks

We do not currently have our own manufacturing facilities. We expect in the future to depend on outside contractors for the manufacture of talabostat . Completion of our clinical trials and the commercialization of talabostat will require access to, or development of, manufacturing capabilities. We have entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for pre-clinical and early-stage clinical development. As we approach later-stage clinical development and commercialization of a product candidate, however, our intention is to enter into longer-term arrangements with multiple manufacturing sources. We may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of talabostat in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

Any of these factors could in the future delay clinical trials or commercialization of talabostat, interfere with sales, entail higher costs or result in us being unable to effectively sell our products. To the extent that we are reliant on a sole source of supply of a drug, any interruption in that supply could delay us in effectively developing, testing and commercializing the drug.

Our ability to generate revenues will be diminished if talabostat is not accepted in the marketplace, if we fail to obtain acceptable prices or if adequate reimbursement is not available for talabostat from third-party payors

There are competing products to talabostat already in the market for the treatment of each therapeutic indication we are currently pursuing in clinical trials. Even if approved for sale and distribution for one or more therapeutic indications, talabostat might not achieve market acceptance for such indications or remain on the market. Talabostat may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of talabostat . Physicians, patients, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for talabostat for such indications.

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

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.51 to a high of $6.95 in the two-year period ended August 3, 2004. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended August 3, 2004, the daily trading volume for shares of our common stock ranged from 1,200 to 153,100 shares traded per day, and the average daily trading volume during such three-month period was only 43,398 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 4,100,143 shares of our common stock at an average exercise price of $3.64. In addition, certain entities and individuals hold existing options to purchase 3,147,489 shares of our common stock at an average exercise price of $3.43. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K’s

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the second quarter of 2004 and through August 13, 2004:

Date of Report	Reported
April 1, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on April 1, 2004 announcing that we sold equity securites in a private placement that closed on March 26, 2004.

April 2, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on April 2, 2004 announcing that our application to list our common stock on the NASDAQ SmallCap Market had been approved.

April 29, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on April 29, 2004 announcing the presentation of study data on one of our boroproline compounds of talabostat (PT-100).

May 5, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on May 5, 2004 announcing the appointment of a clinical advisory board.

May 11, 2004	Current Report on Form 8-K to report, pursuant to Item 12 (Financial Results) that we issued a press release on May 11, 2004 announcing our financial results for the first quarter of 2004.

May 25, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) issued a press release on May 24,2004 announcing that Larry G. Pickering joined our Board of Directors.

June 8, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on June 7, 2004 announcing the presentation of clinical data.

June 16, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on June 16, 2004 announcing a change in the date of our annual meeting of shareholders.

June 17, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on June 17, 2004 announcing that we initiated a Phase 2 clinical trial.

June 22, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on June 22, 2004 announcing that we initiated a Phase 2 clinical trial.

July 1, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on June 30, 2004 announcing that we initiated a Phase 2 clinical trial.

July 8, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on July 8, 2004 announcing that Richard Benjamin joined our Board of Directors.

July 22, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on July 21, 2004 announcing the webcast of our annual shareholder meeting on August 3, 2004.

August 2, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on August 2, 2004 announcing the publication of a study investigating talabostat (PT-100).

August 4, 2004	Current Report on Form 8-K to report, pursuant to Item 5 (Other Events) that we issued a press release on August 3, 2004 announcing that we held our annual shareholder meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: August 16, 2004	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: August 16, 2004	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer