Form 10-Q
period 2004-09-30
POINT THERAPEUTICS INC
filed 2004-11-15
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of November 9, 2004, there were 18,255,798 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

Consolidated Statements of Operations For The Three and Nine Month Periods Ended September 30, 2004 and 2003 and For The Period From September 3, 1996 (Date of Inception) Through September 30, 2004	4

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2004 and 2003 and For The Period From September 3, 1996 (Date of Inception) Through September 30, 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	23

SIGNATURES	24

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,883,119	$14,062,104
Restricted cash	86,001	80,168
Prepaid expenses and other current assets	502,059	413,941

Total current assets	18,471,179	14,556,213
Office and laboratory equipment, net	220,692	243,056
Deposits and other assets	14,598	37,373

Total assets	$18,706,469	$14,836,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$846,714	$438,475
Accrued clinical	1,122,971	184,531
Accrued expenses	359,426	305,226

Total current liabilities	2,329,111	928,232
Patent liability, less current portion	47,604	52,367
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 18,427,875 shares issued and 18,255,798 outstanding at September 30, 2004 and 14,976,925 shares issued and 14,875,756 shares outstanding at December 31, 2003	184,279	149,769
Treasury stock, at cost, 172,077 shares as of September 30, 2004 and 101,169 shares as of December 31, 2003	(767,338)	(331,936)
Additional paid-in capital	51,885,895	38,574,572
Deficit accumulated during the development stage	(34,973,082)	(24,536,362)

Total stockholders’ equity	16,329,754	13,856,043

Total liabilities and stockholders’ equity	$18,706,469	$14,836,642

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended Sept. 30,		Nine months ended Sept. 30,		Period from September 3, 1996 (date of inception) through Sept. 30, 2004
	2004	2003	2004	2003
REVENUES
License revenue	$—	$—	$—	$96,150	$5,115,041
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	—	96,150	7,515,041

OPERATING EXPENSES
Research and development	3,398,493	1,303,898	7,628,886	3,844,183	28,528,036
General and administrative	941,920	615,141	2,906,753	1,711,027	14,958,866

Total operating expenses	4,340,413	1,919,039	10,535,639	5,555,210	43,486,902

Loss from operations	(4,340,413)	(1,919,039)	(10,535,639)	(5,496,060)	(35,971,861)

INTEREST INCOME, NET
Interest income	46,530	11,069	98,919	53,378	1,081,431
Interest expense	—	—	—	—	(82,652)

Total interest income, net	46,530	11,069	98,919	53,378	998,779

NET LOSS	$(4,293,883)	$(1,907,970)	$(10,436,720)	$(5,405,682)	$(34,973,082)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.24)	$(0.21)	$(0.61)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES FOR BASIC AND DILUTED NET LOSS COMPUTATION	18,254,331	9,275,755	17,207,162	9,275,755

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		Period from inception (September 3, 1996) through Sept. 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,436,720)	$(5,405,682)	$(34,973,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,544	64,927	311,708
Stock-based compensation	49,212	45,435	273,891
Common stock issued under license agreement	—	—	910,677
Patent costs	—	—	75,557
Accrued interest on convertible notes	—	—	82,652
Changes in assets and liabilities:
Restricted cash	(5,833)	—	(86,001)
Prepaid expenses, other current assets and other assets	(65,343)	(326,799)	(535,934)
Accounts payable and accrued liabilities	1,400,879	(115,994)	2,326,667

Net cash used in operating activities	(8,977,261)	(5,738,113)	(31,613,865)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office and laboratory equipment	(58,180)	(9,331)	(532,400)

Net cash used in investing activities	(58,180)	(9,331)	(532,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	12,137,228	—	33,102,713
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	717,991	—	717,991
Proceeds from stock option exercise	6,000	—	6,000
Principal payments of patent liability	(4,763)	(4,688)	(25,509)

Net cash provided by (used in) financing activities	12,856,456	(4,688)	50,029,384

Net increase (decrease) in cash and cash equivalents	3,821,015	(5,752,132)	17,883,119
Cash and cash equivalents, beginning of period	14,062,104	12,005,495	—

Cash and cash equivalents, end of period	$17,883,119	$6,253,363	$17,883,119

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

1. Nature of the Business

Point Therapeutics, Inc. (“Point” or the “Company”) is a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Point’s lead product candidate, talabostat (PT-100), is a small molecule drug currently in Phase 2 clinical trials. Talabostat is orally-active which, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

Point believes that talabostat and its other in-licensed dipeptidyl peptidase (DPP) inhibitors represent a large market opportunity because of their wide range of potential applications, including:

•	Cancers: talabostat is being tested in clinical trials for use as a single agent and in combination with chemotherapeutic agents and monoclonal antibodies to treat both solid tumors and hematologic malignancies. Talabostat could also be used in combination with cancer vaccines;

•	Hematopoietic Disorders: talabostat is being tested in clinical trials to treat both neutropenia and anemia;

•	Type 2 Diabetes: Point’s preclinical product candidate, PT-630, is being tested as a high affinity DPP-4 inhibitor to treat type 2 diabetes; and

•	Vaccine Adjuvants: Point’s preclinical product candidate, PT-510, is being tested as an adjuvant to improve the response to different vaccine regimens.

The strategy of Point’s current clinical development program is to develop the full range of potential commercial applications of talabostat with resource priorities given to the fastest-to-market applications. In 2004, Point initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). Point plans to announce the detailed results of its Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in subjects with hematologic malignancies, such as non-Hodgkin’s lymphoma (NHL) at the American Society of Hematology Annual Meeting in December of this year. Point is also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders.

The Company’s portfolio also includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is currently being developed by several pharmaceutical companies as a promising therapy to treat type 2 diabetes. PT-630 has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Through its ability to inhibit DPP-4, PT-630 could maintain active GLP-1, thus lowering blood glucose in type 2 diabetes. The Company’s second preclinical DPP inhibitor, PT-510 is being developed as a potential vaccine adjuvant for both cancer and infectious disease. The Company has preclinical proof of principle data that indicates PT-510 upregulates cytokines and chemokines which are believed to be critical for the induction of an immune response.

In addition to these product opportunities, Point, from time to time evaluates new technology to broaden its portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

The Company’s principal executive office is located at 125 Summer Street, Boston, Massachusetts, 02110 and the telephone number is (617) 933-2130. The shares of Point’s common stock trade on the NASDAQ SmallCap Market under the symbol “POTP”. Point’s website address is www.pther.com.

On November 15, 2001, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Point Massachusetts. On March 15, 2002, the Company’s stockholders approved a 1 for 10 reverse split of HMSR’s common stock and a name change from HMSR to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became a wholly owned subsidiary of the Company and changed its name to “Point Therapeutics Massachusetts, Inc.”

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

2. Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2003, contained in Amendment No. 2 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 1, 2004. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation as of September 30, 2004.

Net Loss Per Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2004 and 2003. Potentially dilutive securities, consisting of stock options of 3,188,221 and warrants of 4,100,143 outstanding at September 30, 2004 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

	Three Months Ended Sept. 30,
	2004	2003
Net loss, as reported	$(4,293,883)	$(1,907,970)
Deduct: Non-employee stock compensation cost included in net loss as reported	16,404	18,640
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all employee awards	(433,420)	(171,108)

Pro forma net loss	$(4,710,899)	$(2,060,438)

Diluted net loss per share, as reported	$(0.24)	$(0.21)

Diluted net loss per share, pro forma	$(0.26)	$(0.22)

	Nine Months Ended Sept. 30,
	2004	2003
Net loss, as reported	$(10,436,720)	$(5,405,682)
Deduct: Non-employee stock compensation cost included in net loss as reported	49,212	45,435
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all employee awards	(838,627)	(513,324)

Pro forma net loss	$(11,226,135)	$(5,873,571)

Diluted net loss per share, as reported	$(0.61)	$(0.58)

Diluted net loss per share, pro forma	$(0.65)	$(0.63)

3. Common Stock

The Company sold equity securities in a private placement (the “Private Placement”) that closed on March 26, 2004. The Company sold 3,000,000 shares of common stock (the “Shares”) at a price of $4.50 per share to new and existing institutional investors, resulting in gross proceeds to the Company of $13,500,000. The investors in this Private Placement also received five-year warrants to purchase an additional 900,000 shares of common stock (the “Investor Warrant Shares”) at an exercise price of $6.25 per share. After agent fees, related legal and accounting costs and registration fees totaling approximately $1,400,000, net proceeds to Point from the Private Placement were $12,100,000. Point also issued warrants to purchase 150,000 and 100,000 shares of common stock at a price of $6.25 per share to RBC Capital Markets Corporation and Paramount BioCaptial, Inc., respectively, the placement agents in the transaction.

In connection with the Private Placement, the Company filed a registration statement with the SEC on April 23, 2004 for purposes of registering the Shares. The registration statement, as amended, was declared effective by the SEC on June 24, 2004.

4. License Revenue

On March 5, 2003, Whatman sold the non-cash assets it had previously purchased from HemaSure to Pall Corporation. In connection with that sale, the ongoing patent litigation among Pall Corporation, Whatman and the Company was settled, and the litigation was dismissed, with prejudice, in the United States District Court in the Eastern District of New York and in the District of Colorado. From March 15, 2002, the effective date of the merger of the Company and Point Massachusetts, through March 5, 2003, the effective date of the sale of the Whatman assets to Pall Corporation, $96,150 of net royalties was accrued and was payable to the Company. During the nine-month period ended September 30, 2003, the Company recognized $96,150 of license revenue.

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

Overview

We are a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Our lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active which, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to reconstitute the hematopoietic system.

We believe that talabostat and our other in-licensed dipeptidyl peptidase (DPP) inhibitors represent a large market opportunity because of their wide range of potential applications, including:

•	Cancers: talabostat is being tested in clinical trials for use as a single agent and in combination with chemotherapeutic agents and monoclonal antibodies to treat both solid tumors and hematologic malignancies. Talabostat could also be used in combination with cancer vaccines;

•	Hematopoietic Disorders: talabostat is being tested in clinical trials to treat both neutropenia and anemia;

•	Type 2 Diabetes: our preclinical product candidate, PT-630, is being tested as a high affinity DPP-4 inhibitor to treat type 2 diabetes; and

•	Vaccine Adjuvants: our preclinical product candidate, PT-510, is being tested as an adjuvant to improve the response to different vaccine regimens.

The strategy of our current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). We plan to announce the detailed results of our Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in subjects with hematologic malignancies, such as non-Hodgkin’s lymphoma (NHL) at the American Society Hematology in December of this year. We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders.

Our portfolio also includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is currently being developed by several pharmaceutical companies as a promising therapy to treat type 2 diabetes. PT-630 has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Through its ability to inhibit DPP-4, PT-630 could maintain active GLP-1, thus lowering blood glucose in type 2 diabetes. Our second preclinical DPP inhibitor, PT-510 is being developed as a potential vaccine adjuvant for both cancer and infectious disease. We have preclinical proof of principle data that indicates PT-510 upregulates cytokines and chemokines which are believed to be critical for the induction of an immune response.

In addition to these product opportunities, we from time to time evaluate new technology to broaden our portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

Our principal executive office is located at 125 Summer Street, Boston, Massachusetts, 02110 and our telephone number is (617) 933-2130. The shares of our common stock trade on the NASDAQ SmallCap Market under the symbol “POTP”. Our website address is www.pther.com.

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $34,973,000 as of September 30, 2004. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidates, talabostat, PT-510 and PT-630 and to license and develop new pharmaceutical compounds.

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

For the nine-month period ended September 30, 2003, we recognized $96,000 of license revenue relating to royalties payable to us as successor to HMSR following the merger. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Clinical Trial Accrual

We accrue the estimated cost of patient recruitment and related supporting functions for our clinical trial as subjects are enrolled in the trial. We accrue the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the clinical centers, investigators and subjects for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

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

Results of Operations

Three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003

	Three Months Ended Sept. 30,		Percent Change
	2004	2003	2004/2003
License revenue	$—	$—	—

Total revenue	—	—	—
Research and development	3,398,493	1,303,898	160.6%
General and administrative	941,920	615,141	53.1

Total operating expenses	4,340,413	1,919,039	126.2
Interest income	46,530	11,069	320.4

Net loss	$(4,293,883)	$(1,907,970)	125.1%

Nine-month period ended September 30, 2004 as compared to the nine- month period ended September 30, 2003

	Nine Months Ended Sept. 30,		Percent Change
	2004	2003	2004/2003
License revenue	$—	$96,150	(100.0)%

Total revenue	—	96,150	(100.0)
Research and development	7,628,886	3,844,183	98.5
General and administrative	2,906,753	1,711,027	69.9

Total operating expenses	10,535,639	5,555,210	89.7
Interest income	98,919	53,378	85.3

Net loss	$(10,436,720)	$(5,405,682)	93.1%

Revenue

We recorded no revenue during the three-month periods ended September 30, 2004 and 2003. For the nine-month period ending September 30, 2003, we recorded license revenue totaling $96,000, representing royalties payable to us as successor to HMSR following the merger.

Operating Expenses

Research and development

During the three and nine-month periods ended September 30, 2004 and 2003, the majority of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. In addition, during the three and nine-month periods ended September 30, 2004, our efforts have included preclinical development of our product candidate PT-630 to treat type-2 diabetes and our product candidate PT-510 as a potential adjuvant to improve the response to different vaccine regimens. In 2004, we have initiated four Phase 2 human clinical trial of talabostat. The trials are evaluating the safety and effectiveness of talabostat in combination with Taxotere® for the treatment of advanced NSCLC, talabostat as a single agent in advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma and talabostat in combination with rituximab to treat advanced CLL.

In addition, a Phase 1 clinical study was performed in 2003/2004 to test the safety and efficacy of talabostat in combination with rituximab in subjects with hematologic malignancies, such as NHL. We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders and completed a Phase 1 talabostat human clinical study in chemotherapy induced neutropenic subjects in 2004.

Research and development expenses increased 160.6% to $3,398,000 for the three-month period ended September 30, 2004 from $1,304,000 for the three-month period ended September 30, 2003. Research and development expenses increased 98.5% to $7,629,000 for the nine-month period ended September 30, 2004 from $3,844,000 for the nine-month period ended September 30, 2003.

	Three months ended Sept. 30,		Percent Change
Research and development	2004	2003	2004/2003
Clinical development	$2,888,244	$802,207	260.0%
Preclinical development	510,249	501,691	1.7

Total research and development	$3,398,493	$1,303,898	160.6%

	Nine months ended Sept. 30,		Percent Change
Research and development	2004	2003	2004/2003
Clinical development	$5,782,327	$2,284,511	153.1%
Preclinical development	1,846,559	1,559,672	18.4

Total research and development	$7,628,886	$3,844,183	98.5%

Clinical development: Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Clinical development expenses increased 260.0% to $2,888,000 for the three-month period ended September 30, 2004 from $802,000 for the three-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, clinical development expenses increased 153.1% to $5,782,000 from $2,285,000 for the nine-month period ended September 30, 2003.

The increase in the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 was primarily due to increased external clinical and manufacturing costs ($1,844,000) due to the costs incurred for activities related to our Phase 2 clinical trials currently under way. We also added six employees during the first quarter of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to nine.

The increase in the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 was primarily due to increased external clinical and manufacturing costs ($3,093,000) due to the costs incurred for the purchase of bulk drug, pre-study clinical activities and actual clinical trial costs related to our ongoing Phase 2 clinical trials. As noted above, we also added six employees during the first quarter of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to nine. In addition, during the nine-month period ended September 30, 2004, a bonus paid to all employees which totaled approximately $111,000 in this area. The increase for the first nine-months of 2004 as compared to the same period in 2003 was less than it would have been because of severance payments incurred for a former executive during the nine-month period ended September 30, 2003 totaling approximately $250,000.

During the remainder of 2004, we anticipate that our clinical development costs will continue to increase due to the four Phase 2 talabostat clinical studies in three different tumor types where talabostat is being studied in combination with chemotherapeutic agents and monoclonal antibodies as well as a single agent anti-tumor therapeutic. In addition, we currently anticipate incurring post-study expenses for our Phase 1 talabostat/rituximab study during the fourth quarter of 2004.

Preclinical Development: Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 1.7% to $510,000 for the three-month period ended September 30, 2004 from $502,000 for the three-month period ended September 30, 2003. The slight increase was primarily due to salary increases for current employees during 2004.

Preclinical development expenses increased 18.4% to $1,847,000 for the nine-month period ended September 30, 2004 from $1,560,000 for the nine-month period ended September 30, 2003. The increase was primarily due to a bonus paid to all employees which totaled approximately $159,000 in this area. In addition, lab supplies and services increased by approximately $32,000 in the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 to support the talabostat clinical program and preclinical research for our type 2 diabetes and vaccine adjuvant programs.

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

General and administrative expenses increased 53.1% to $942,000 during the three-month period ended September 30, 2004 from $615,000 for the three-month period ended September 30, 2003. The increase was primarily due to increased salaries and fringes of $104,000, patent expenses of $62,000, legal and audit expenses related to Sarbanes-Oxley matters of $57,000, and investor relation and consultant costs of $45,000.

General and administrative expenses increased 69.9% to $2,907,000 during the nine-month period ended September 30, 2004 from $1,711,000 for the nine-month period ended September 30, 2003. Salaries and related fringes increased by approximately $464,000 as compared to prior year due primarily due to a bonus paid to all employees which totaled approximately $251,000 in this area and the hiring of three additional employees in 2004. In addition, patent costs increased by $237,000, investor relations, SEC, and consultant costs increased by approximately $243,000 and legal and audit expenses increased by $90,000 in the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003.

During the remainder of 2004, we currently anticipate that general and administrative expenses will increase from current levels as we plan to spend additional resources on legal and audit expenses for compliance with Sarbanes-Oxley and expand our business development and investor relation efforts. We also added three additional employees in this area during the first nine months of 2004 bringing total employees in this area to eight.

Interest Income

Interest income includes interest earned on invested cash balances. During the nine-month periods ended September 30, 2004 and 2003, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 320.4% to $47,000 in the three-month period ended September 30, 2004 from $11,000 in the three-month period ended September 30, 2003. Interest income increased 85.3% to $99,000 in the nine-month period ended September 30, 2004 from $53,000 in the nine-month period ended September 30, 2003. The increase in interest income in both periods resulted primarily from a higher average cash balance.

Net loss

As a result of the foregoing, we incurred a net loss of $4,294,000, or $0.24 per share, for the three-month period ended September 30, 2004 compared to a net loss of $1,908,000, or $0.21 per share, for the three-month period ended September 30, 2003 and a net loss of $10,437,000 or $0.61 per share for the nine-month period ended September 30, 2004 as compared to a net loss of $5,406,000 or $0.58 per share for the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $34,996,000, net of costs of raising capital, in private equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $1,081,000 from interest earned in invested cash balances and $724,000 in proceeds from warrant and stock option exercises.

On March 26, 2004, we closed a private placement of 3,000,000 shares of common stock at a price of $4.50 per share and five-year warrants to purchase an additional 900,000 shares of common stock at a price of $6.25 per share. Total gross proceeds were $13,500,000, offset by agent fees, related legal and accounting costs and registration costs of approximately $1,400,000, resulting in net proceeds to us of $12,100,000. All of these costs were incurred through September 30, 2004. We also issued warrants to purchase 150,000 and 100,000 shares of common stock at a price of $6.25 per share to RBC Capital Markets Corporation and Paramount BioCapital, Inc., respectively, the placement agents in the transaction.

As of September 30, 2004, our cash and cash equivalents increased $3,821,000 as compared to December 31, 2003. The increase was primarily due to net proceeds totaling $12,100,000 resulting from the March 26, 2004 private placement and proceeds from warrant and stock option exercises of $724,000, offset in part by $8,977,000 used in operations for the nine-month period ended September 30, 2004, primarily to support the clinical program for talabostat and other research and development initiatives. We also increased our investment in office and laboratory equipment by $58,000 from $474,000 at December 31, 2003 to $532,000 at September 30, 2004. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $28,528,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of a variety of cancers, certain hematopoietic disorders and hematologic malignancies. During 2004, we initiated two additional preclinical product opportunities, PT-630 for the treatment of type 2 diabetes and PT-510, an adjuvant to improve the response to different vaccine regimens. Both PT-630 and PT-510 have required limited resources to date and thus the $28,528,000 disclosed for research and development in our financial statements has primarily been directed towards developing talabostat. In 2004, we initiated four Phase 2 human clinical trials of talabostat. The trials are evaluating the safety and effectiveness of talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer, talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma and talabostat in combination with rituximab to treat advanced CLL. We plan to announce the detailed results of our Phase 1 clinical study to test the safety and efficacy of talabostat in combination with rituximab in subjects with hematologic malignancies, such as NHL at the American Society of Hematology Annual Meeting in December of this year. We are also developing talabostat as a potential therapy for the treatment of hematopoietic disorders. We recently completed a Phase 1 human clinical study in which subjects undergoing chemotherapy were treated with talabostat for neurtropenia. We cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat, PT-630 or PT-510 may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

Since inception, we have incurred operating expenses of $43,487,000 and have accumulated a deficit as of September 30, 2004 of $34,973,000. At September 30, 2004, we had $17,883,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain current and planned operations into the second half of 2005. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations, and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operations during 2005. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to significantly increase over the next several years as we continue with the clinical development of talabostat and potentially initiate human clinical trials for additional clinical indications for talabostat, PT-630 and PT-510 and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of September 30, 2004, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q4 2004	2005	2006	2007	2008	Thereafter
Operating Leases	$64,000	$143,000	$15,000	$7,000	$—	$—
Licensing Obligations	—	10,000	10,000	10,000	10,000	—

Total Future Obligations	$64,000	$153,000	$25,000	$17,000	$10,000	$—

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat (PT-100)

As of September 30, 2004, we had a cash balance of approximately $18 million. We currently anticipate spending approximately between $1.5 and $2.0 million per month to fund our preclinical and clinical programs and related general and administrative activities. Our current cash balance is expected to be sufficient to allow us to maintain current and planned operations into the second half of 2005. Therefore, additional funding of operations will be required in the first half of 2005. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $43.5 million of expenses since inception through September 30, 2004, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, the sale of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

In addition to the progress of our preclinical and clinical effort, our future capital requirements depend on many other factors, including: the cost and timing of regulatory approvals of talabostat, technological advances, the reevaluation of the commercial potential of talabostat in light of developments in our industry or market, the status of competitive products, the establishment of a sales force and the development of manufacturing capacity. Unexpected events or other factors beyond our control could also impact our capital requirements.

We may be required to relinquish rights to our technologies or talabostat, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture and licensing arrangements. If adequate funds are not available, we will be required to delay, reduce the scope of or eliminate one or more of our preclinical and clinical programs.

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

Our lead product candidate, talabostat, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Conducting clinical trials is a lengthy and highly uncertain process. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. We may not have designed our clinical trials in a way that results in their fastest completion because of unforeseen safety or effectiveness issues. Our trials may take longer to complete than we anticipate because of a slower than expected rate of eligible subject recruitment in the trials. If our clinical trials take longer than we expect, we may have greater expenses than we project and may have a more difficult time raising additional capital to fund future or even existing capital requirements.

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

If talabostat is not a successful drug candidate, we may be unable to obtain other potential drug candidates

In addition to our substantial efforts developing talabostat on a preclinical and early-stage clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If talabostat is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations and prospects will be harmed.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of September 30, 2004 we had an accumulated deficit of approximately $35 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

Although we have increased our internal clinical development capability substantially over the past 21 months, including our ability to supervise, manage and, as necessary replace, outside vendors, we still outsource a substantial amount of the clinical trial development process. Thus, we may lose control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we rely on a small number of contractors for conducting clinical trials of talabostat, although we believe we can replace these contractors, as necessary, on terms acceptable to us. The failure of any contractor to carry out its contractual duties could delay or increase the cost of the successful development and commercialization of talabostat.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 12 issued U.S. patents and 16 pending U.S. patent applications. These patents and patent applications relate to our anti-tumor, hematopoiesis, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patents and two application expire in 2011; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable.

Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Talabostat or our other lead drug candidates may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. We have not notified another party that they are infringing any of our proprietary rights although we do from time to time engage in discussions with licensors, vendors and other parties about the scope and enforceability of our contractual rights.

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

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Neupogen® and Neulasta®, Corixa’s Bexxar® and IDEC’s Zevalin®. Because talabostat is still in the early stages of clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

There are also many public and private pharmaceutical companies, biotechnology companies, public and private universities, governmental agencies and research organizations actively engaged in drug discovery and research and development of products for the treatment of subjects with the same indications that we have targeted. Many of these organizations have financial, technical, regulatory, patenting, manufacturing and marketing resources that are far greater than ours. If a competitor were to successfully develop or acquire rights to a similar or more effective treatment of subjects with the same indications targeted by us or one that has reduced side effects or offers significantly lower costs of treatment, or were to successfully enter the market in advance of us with a similar or superior therapy, our business, financial condition or results of operations could be materially adversely affected.

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

Our ability to generate revenues will be diminished if talabostat is not accepted in the marketplace, if we fail to obtain acceptable prices or if adequate reimbursement is not available for talabostat from third-party payors

There are competing products to talabostat already in the market for the treatment of each therapeutic indication we are currently pursuing in clinical trials. Even if approved for sale and distribution for one or more therapeutic indications, talabostat might not achieve market acceptance for such indications or remain on the market. Talabostat may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of talabostat. Physicians, subjects, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for talabostat for such indications.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to subjects for any products we discover and develop, alone or with our strategic alliance partners. If government and other third-party payors do not provide adequate coverage and reimbursement levels for talabostat, the market acceptance of these products may be reduced.

We use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper use, handling, storage or disposal of these materials could be time consuming and costly

Our preclinical and clinical operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by us in our operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Our operations also produce hazardous waste products. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials, and we do not maintain liability insurance for contamination or injury resulting from the use of the materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business. To date, our compliance costs with respect to environmental laws and regulations have been minimal.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our preclinical and clinical operations depend on our ability to attract and retain highly skilled scientists and clinical development and regulatory affairs personnel. In addition, we will need to hire additional personnel and develop additional collaborations as we continue to expand our preclinical and clinical operations. To date, we have been able to attract and retain key personnel when needed. We are not aware of any key employee who plans to retire or terminate his or her employment with us in the near future. Despite our ability in the past in attracting and retaining key personnel, we cannot provide assurances that we will be able to continue to attract, retain or motivate personnel or develop or maintain such outside relationships in the future.

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

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.60 to a high of $6.95 in the two-year period ended November 9, 2004. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended November 9, 2004, the daily trading volume for shares of our common stock ranged from 0 to 268,883 shares traded per day, and the average daily trading volume during such three-month period was only 24,313 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 4,100,143 shares of our common stock at an average exercise price of $3.64. In addition, certain entities and individuals hold existing options to purchase 3,188,221 shares of our common stock at an average exercise price of $3.48. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on August 3, 2004. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative (“for”) and withheld or negative (“withheld”) votes set forth below each matter.

1. To consider and act upon a proposal to elect directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld	Abstain
Donald R. Kiepert, Jr.	12,275,508	410,608	—
Timothy J. Barberich	12,275,508	410,608	—
Richard J. Benjamin	12,275,508	410,608	—
Thomas M. Claflin, II	12,275,508	410,608	—
Larry G. Pickering	12,275,508	410,608	—
Daniel T. Roble	12,275,508	410,608	—
William J. Whelan, Jr.	12,275,508	410,608	—

2. To ratify, adopt and approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 35,000,000 shares to 75,000,000 shares:

For	Withheld	Abstain
12,331,569	116,887	237,660

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amended Certificate of Incorporation of Point Therapeutics, Inc.

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: November 15, 2004	By:	/S/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: November 15, 2004	By:	/S/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer