Form 10-K
period 2004-12-31
POINT THERAPEUTICS INC
filed 2005-03-15
CIK 919745

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-19410

POINT THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3216862 (I.R.S. Employer Identification No.)
125 Summer Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

Registrant's telephone number, including area code:
(617) 933-2130

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 Per Share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $87,691,000.

        The number of shares outstanding of the Registrant's common stock as of March 11, 2005 was approximately 21,913,997.

        Documents incorporated by reference: Portions of the registrants definite Proxy Statement to be filed with the Securities and Exchange Commission relative to the registrants 2005 Annual Meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

POINT THERAPEUTICS, INC.
TABLE OF CONTENTS

Year 2004 Form 10-K Annual Report

In this report, "Point," "the Company," "we," "us" and "our" refer to Point Therapeutics, Inc.

PART I

Item 1.    Business

        The following Overview contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors (see "Forward Looking Statements" on page 14).

Overview

        We are a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Our lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active and, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to accelerate the reconstitution of the hematopoietic system.

        We believe that talabostat and our other in-licensed DPP inhibitors represent a large market opportunity because of their wide range of potential applications, including:

  •
  Cancers: talabostat is being tested in clinical trials for use as a single agent and in combination with chemotherapeutic agents and monoclonal antibodies to potentially treat both solid tumors and hematologic malignancies. Talabostat could also be potentially used in combination with cancer vaccines;

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

        The strategy of our current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin also to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). We are also studying talabostat in clinical trials to potentially treat both neutropenia and anemia.

        In addition, our portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is currently being developed by several pharmaceutical companies as a promising therapy to treat type 2 diabetes. PT-630 has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Also, PT-630 has demonstrated in in vivo animal models increased GLP-1 and insulin levels while lowering blood glucose levels. Our second preclinical DPP inhibitor, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. We have preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

        In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

        Our principal executive office is located at 125 Summer Street, Boston, Massachusetts, 02110 and our telephone number is (617) 933-2130. The shares of our common stock trade on the NASDAQ SmallCap Market under the symbol "POTP". Our website address is www.pther.com.

Common Mechanism of Action

        Talabostat's current portfolio of potential applications share a common mechanism of action. See Figure 1 below. Talabostat interacts with a target enzyme that we currently believe is fibroblast activation protein (FAP), which is a DPP located primarily in the bone marrow, the spleen, the lymph nodes and the stroma surrounding certain solid tumors. We have demonstrated that talabostat stimulates the production of soluble proteins known as cytokines, growth factors and chemokines, which, we believe, cause enhanced immune system effector cell expansion and chemoattraction (the migration of immune system effector cells to a specific site). In the case of tumors, this cell expansion and chemoattraction can facilitate cytotoxicity, or tumor cell death.

Figure 1—COMMON MECHANISM OF ACTION

  Cancer

        We have demonstrated that talabostat stimulates the production of a variety of cytokines and chemokines (for example, G-CSF, IL-1ß, IL-6, IL-8, IP-10 and Mig) that promote innate immunity by causing an increase in the production and/or activity of immune system effector cells such as neutrophils, macrophages and natural killer cells. We believe that the cytokine and chemokine response to talabostat also enhances the development of acquired immunity by increasing the proliferation and activity of antigen-specific cytolytic T-lymphocytes and memory T cells. In addition, the chemokines that are up-regulated by talabostat can cause the effector cells of both innate and acquired immunity to migrate into a tumor, thereby facilitating an immune attack that can eventually lead to tumor death. See Figure 2 below.

Figure 2—IMMUNE SYSTEM STIMULATION

Talabostat
Putative Target
(FAP)
Stromal Cells in
Tumor and Lymph
Nodes
Cytokines and
Chemokines
Neutrophils
Macrophages
Natural
Killer Cells
Cytolytic
T-Lymphocytes
Memory
Cells
Chemokines
Chemokines
Tumor

        Because the anti-tumor activity of talabostat is mediated by stimulating the immune system to mount an attack against the tumor, talabostat is different from conventional chemotherapeutic agents that kill tumors directly. We believe that talabostat could be incorporated into many existing chemotherapy regimens that are used to treat solid tumors. Used in combination with chemotherapy, talabostat may be able to stimulate an independent mechanism of attack on the tumor, thereby resulting in a more effective treatment than that provided by chemotherapy alone.

        In addition, we believe that talabostat can enhance the therapeutic effects of monoclonal antibodies (mAbs) against a tumor through the mechanism known as antibody-dependent cell-mediated cytotoxicity. We believe that by causing an increase in both the innate and acquired immune effector cells and by facilitating, through enhanced chemokine activity, the migration of effector cells to the tumor sites, talabostat has the potential to improve the efficacy of a number of different monoclonal antibodies. Such antibodies include Rituxan® in certain hematological malignancies and Herceptin® in certain breast cancer solid tumors. See Figure 3 below.

Figure 3—ENHANCEMENT OF MONOCLONAL ANTIBODIES

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

        We believe that talabostat stimulates the production of a variety of cytokines and growth factors that promote the growth of primitive hematopoietic progenitor cells and more mature progenitor cells that are committed to forming red and white blood cells. Furthermore, by expanding both the red and white cell progenitors, and by promoting the differentiation of neutrophils, we believe that talabostat could aid in the regeneration of blood cells that are lost as a result of chemotherapy. See Figure 4 below.

Figure 4—HEMATOPOIETIC STIMULATION

  Infectious Diseases

        Effective vaccination against infectious agents with protein or peptide antigens requires the co-administration of an adjuvant, the role of which is to enhance the body's specific immune response. We believe that the biological activity of talabostat gives it these adjuvant properties. The cytokines and chemokines that are produced in response to talabostat administration can, potentially, enhance both antigen-presentation to naïve T cells and the co-stimulation of antigen specific T cells. We believe that immunity to infectious agents may be significantly enhanced by the incorporation of talabostat into vaccination regimens.

Proof of Principle

  Cancer

        We have shown in a variety of well-accepted mouse tumor models that talabostat given orally can inhibit the growth of certain established tumors. In addition, when talabostat is administered shortly after certain strains of mice have been exposed to a tumor, tumor rejection rates can exceed 50%. We have also shown that mice which rejected a tumor after early treatment with talabostat displayed specific immunity when rechallenged by that tumor.

        We have also demonstrated in preclinical models that talabostat, when used in combination with any one of several chemotherapeutic agents (Taxol®, Taxotere®, cisplatin, 5-fluorouracil, gemcitabine and dacarbazine), produced slower growth in certain established tumors than either talabostat or the chemotherapeutic agent used by itself, and produced a higher frequency of tumor rejection than certain doses of the chemotherapeutic agent used by itself. We have also shown in preclinical models that talabostat, when used in combination with either of the monoclonal antibodies Rituxan® or Herceptin®, resulted in slower tumor growth than either talabostat or the monoclonal antibody used by itself.

  Hematopoietic Disorders

        In well-accepted mouse models of neutropenia, we have demonstrated that talabostat significantly accelerated neutrophil recovery in mice following treatment with chemotherapy. In addition, the effect on the rate of neutrophil regeneration was achieved at microgram doses of talabostat after only a few days of administration. This supports other observations we have made, namely, that talabostat acts to stimulate hematopoietic cell growth and differentiation in vivo in mice and in vitro in cultures of primitive hematopoietic progenitor cells.

        We have also tested talabostat in an animal model of acute hemolytic anemia in which mature red blood cells were destroyed by a chemical treatment. Results of these experiments demonstrated that mice pretreated with talabostat developed less prolonged anemia due to significantly faster recovery of mature red blood cells than in the control animals. In addition, committed progenitors of red blood cells were substantially increased in talabostat-treated mice. We have also performed further tests of talabostat in mice treated with a chemotherapeutic agent that caused anemia by the destruction of hematopoietic progenitor cells. When we started talabostat treatment immediately after chemotherapy had been administered, we observed accelerated recovery of committed red blood cell progenitors together with a reduction in the overall severity of anemia.

  Infectious Diseases

        We have shown that oral administration of talabostat in combination with the injection of antigenic peptides can substantially stimulate the induction of specific T-cell immunity when compared to the antigenic peptides administered alone. The peptide immunizations we have investigated include well-accepted mouse models for viral immunity, and the type of T-cell response that talabostat stimulates is known to protect against infection. The adjuvant activities of talabostat observed to date include: (1) the induction of significant and durable immunity to peptide antigens that when given alone barely elicit detectable responses, and (2) the establishment of immunological memory.

Clinical Development

  Phase 2 Oncology Studies

        We initiated four Phase 2 human clinical trials of talabostat during 2004. These trials include studying talabostat in combination with docetaxal (Taxotere®) to treat NSCLC, talabostat in combination with cisplatin to treat advanced metastatic melanoma, talabostat in combination with rituximab to treat CLL, and talabostat as a single agent to treat advanced metastatic melanoma. All four studies employ the Simon method which utilizes a two stage design to determine potential clinical activity as compared to historical rates. Our first two clinical trials—talabostat in combination with docetaxal in advanced NSCLC and talabostat as a single agent in advanced metastatic melanoma patient—have satisfied the first stage of the trial design and both have currently advanced into the second stage of their respective trials. The last two clinical trials are expected to reach the first stage evaluation point during the second quarter of 2005. If the second stage of the first two trials are favorable, we currently plan to initiate a Phase 3 program, studying talabostat in one tumor type, in the second half of 2005.

  Phase 1 Monoclonal Antibody Combination Study

        In 2004, we completed a Phase 1 human clinical study to test the safety and efficacy of talabostat in combination with Rituxan® in twenty patients with indolent non-Hodgkin's lymphoma (including patients with small lymphocytic lymphoma (SLL) or chronic lymphocytic leukemia (CLL). Three different daily dose levels were used (400mcg, 600mcg and 800mcg). Two partial responses (that is, tumor shrinkage) were observed; one at the 400mcg daily dose level and one at the 800mcg daily dose level. One other patient was observed to have a clinical partial response that did not meet the strict protocol definition for response. Thirteen of the remaining seventeen patients had stable disease at day 28 of treatment. The study results support the continued clinical development of talabostat in combination with rituximab.

  Phase 1 Chemotherapy-Induced Neutropenia Study

        We have also completed a Phase 1 chemotherapy-induced neutropenia study in which talabostat was administered up to and including a 1200 mcg daily dose given over a seven-day period. The study was designed to observe the safety of talabostat in cancer patients receiving chemotherapy and to measure blood levels of neutrophils and important biological mediators of hematopoiesis, such as G-CSF, IL-6 and IL-8. Subjects received two 21-day cycles of chemotherapy. Each subject's duration of severe neutropenia (a condition which increases a subject's risk of severe infection) in the first cycle of chemotherapy, where patients did not receive talabostat, was compared to the duration of severe neutropenia in the second cycle, when talabostat was administered.

        The greatest biological activity was observed in patients receiving a daily dose of 800 mcg of talabostat administered on the second through the eighth day following the administration of chemotherapy. In the 800 mcg cohort, we observed a median improvement of two days in the duration of severe neutropenia and also observed an increased level of cytokines and chemokines.

        We are continuing to study the hematopoietic effects of talabostat in both the Phase 2 study combining talabostat with Taxotere® in NSCLC and combining talabostat with cisplatin in advanced metastatic melanoma. Because of the increased cytokine and chemokine activity we observed in our Phase 1 chemotherapy-induced neutropenia study, we believe talabostat could potentially be used as both an antitumor agent and to treat neutropenia and anemia resulting from chemotherapy.

Phase 1 Safety Studies

        We have completed single and multiple dose tolerance studies of talabostat in 90 healthy volunteers.

        To date, we have not submitted talabostat or any other product to the Food and Drug Administration (the "FDA") for marketing approval. Due to risks and uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat may be submitted to the FDA for marketing approval or be commercially available for any application, if at all.

Competitive Advantages

        If we are able to obtain FDA approval to market talabostat for the treatment of cancer and/or hematopoietic disorders in cancer patients undergoing chemotherapy, we believe that talabostat may have clinical and competitive advantages over currently available products.

  •
  talabostat has the potential to inhibit the growth of malignant tumors and reconstitute the hematopoietic system, positioning talabostat uniquely in the cancer market place as a first-in-class cancer treatment.

  •
  talabostat has the potential to be used in both solid tumors and hematologic malignancies and in combination with a range of chemotherapies, monoclonal antibodies and various forms of immunotherapy.

  •
  if it demonstrates efficacy in such treatments, talabostat could be administered orally in tablet form as opposed to by injection or other means of drug administration that are generally used for currently available products for the treatment of cancer or hematopoietic disorders.

  •
  as a chemically-synthesized small molecule, talabostat is easier and less expensive to manufacture than the large, complex proteins made in biological systems which are currently the products available for the treatment of neutropenia and anemia.

Intellectual Property

        Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf, patent applications for technology relating to the development of our business.

        In May 1997, Point Massachusetts entered into a license agreement with the Tufts University School of Medicine ("Tufts"). Under the Tufts license agreement, we have been granted exclusive, worldwide rights to the boroproline family of small molecule compounds, including talabostat. The boroproline family includes all compounds of the structure "X-Boro-Pro" where "X" is any amino acid, "Boro" is boronic acid and "Pro" is the amino acid proline. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 372,292 and 5,002 shares of our common stock in 1997 and 1999, respectively. In addition, we are required to pay Tufts a minimum annual payment of $20,000; a total of $300,000 in potential clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by us from any sublicensor of the Tufts patents or technology. To date, the Company has paid a total of $722,500 in licensing and milestone payments to Tufts. We also are required to pay for patent prosecution and maintenance. We have the right, but not the obligation, to pursue infringers at our own expense. If we decided to abandon any patent or patent application, then Tufts has the right to assume our related obligations, and that patent or patent application would be withdrawn from the license agreement. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. Tufts also has the right to terminate the license if no licensed product is sold in the United States by May 2009. See "Risk Factors—If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products."

        The license from Tufts includes seven issued U.S. patents, five pending U.S. patent applications and, except for US Patent 4935493 which expires in 2007, corresponding foreign patents or patent applications in major commercial markets, including North America, Europe, and Japan. Among these are composition of matter patents or patent applications covering our talabostat stereoisomer which will expire in 2011 (without giving effect to any possible extensions based on regulatory review periods which could increase the U.S. patent terms).

        Additionally, we own six issued U.S. patents, ten pending U.S. patent applications and corresponding foreign patents or patent applications in the major commercial markets, including North America, Europe and Japan. Among these are patents or patent applications relating to treatment of cancer using talabostat as a single agent or combinations of talabostat with other anti-tumor agents, treatment of hematopoietic disorders, and treatment of infectious diseases in combination with antigens, all expiring in 2018 or after.

        We also rely on unpatented trade secrets and proprietary know-how. However, trade secrets are difficult to protect. We enter into confidentiality agreements with our employees, consultants and collaborators. In addition, we believe that certain technologies utilized in our research and development programs are in the public domain. Accordingly, we do not believe that patent or other protection is available for these technologies.

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

        Investigational new drug application (IND).    If a company wants to test a new drug in human patients, an IND must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug. The IND becomes effective if not put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board, comprised in part of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the study protocol and monitor the study on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

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

        New drug application (NDA).    After completion of clinical trials, if there is substantial evidence that the drug is safe and effective, a New Drug Application, or NDA, is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from clinical trials, and the content and format of an NDA must comply with all FDA regulations. Accordingly, the preparation and filing of an NDA is a major undertaking for a company.

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

Competition

        The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Our competitors include, among others, major pharmaceutical companies, specialized biotechnology companies, and universities and other research institutions. In the treatment of cancer, because talabostat could be used in combination with a range of chemotherapies and monoclonal antibodies, we believe that our principal competitors would include not only those marketing products or technologies that could be used in combination with existing chemotherapies and monoclonal antibodies, but also those marketing products or technologies competing with the underlying chemotherapies and monoclonal antibodies with which talabostat would be combined. We could also have a number of direct competitors in the treatment of hematopoieitic disorders.

        The following sections describe the products with which talabostat would likely compete if it were to be approved for marketing as a combination therapy with docetaxel (Taxotere®) for the treatment of non-small cell lung cancer, as a combination therapy with cisplatin for metastatic melanoma, as a combination therapy with rituximab (Rituxan®) for the treatment of non-Hodgkin's lymphoma and chronic lymphocytic leukemia, and as a treatment for hematopoietic disorders in cancer patients undergoing chemotherapy, currently our most advanced clinical indications. Based on public filings and analyst reports of public companies, we believe that the annual sales of drugs to treat lung cancer and hematologic malignancies such as non-Hodgkin's lymphoma and chronic lymphocytic leukemia currently exceed $3 billion, respectively and annual sales of drugs to treat chemotherapy-induced hematopoietic disorders currently exceed $8 billion.

  Treatment of Certain Cancers

        Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of NSCLC, metastatic melanoma, non-Hodgkin's lymphoma or CLL could negatively impact the potential market for talabostat if approved. In addition, other competitive small molecules and biologic therapies for NSCLC, metastatic melanoma, non-Hodgkin's lymphoma and CLL currently in development could also negatively impact the potential market for talabostat.

        In the NSCLC market, first-line therapies for Stage IIIb/IV NSCLC patients involve a platinum-containing regimen. The current standard of care in the United States is carboplatin/paclitaxel. Gemcitabine/cisplatin, docetaxel/cisplatin and vinorelbine/cisplatin, are also FDA-approved regimens. There are also three therapies approved by the FDA for second-line treatment of NSCLC; they are pemetrexed, erlotinib, and docetaxel.

        In the metastatic melanoma market, we believe the only approved chemotherapy regimen for stage IV melanoma is dacarbazine. IL-2 (Proleukin®) is also approved for the treatment of metastatic melanoma.

        In the non-Hodgkin's lymphoma market, IDEC received marketing approval from the FDA and began commercial shipments in late March 2002 for Zevalin® (ibritumomab tiuxetan), a product which could also potentially compete with Rituxan®. In addition, GSK's Bexxar® is available (tositumomab and iodine I 131 tositumomab), a drug which may also compete commercially with Rituxan®. Both Zevalin® and Bexxar® are radiolabeled molecules while Rituxan® is not.

        In the CLL market, Genzyme's Campath® (alemtuzumab), a monoclonal antibody which we believe is the only currently approved drug therapy for advanced chronic lymphocytic leukemia, is commercially available.

  Treatment of Neutropenia

        Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the potential market for talabostat if it is approved for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment. These include products that could receive approval for indications similar to those for which we plan to seek for talabostat, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the availability of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy.

        Currently, the primary product marketed for the treatment of neutropenia in cancer patients undergoing chemotherapy treatment is granulocyte-colony stimulating factor. Amgen, Inc. markets the injectible neutrophil stimulant product, Neupogen®, as an adjunct to chemotherapy in the United

States, countries of the European Union ("EU"), Canada, and Australia. Neupogen® is a recombinant-methionyl human granulocyte colony-stimulating factor ("G-CSF"). Also, Amgen, Inc. received marketing approval for Neulasta®, a polyethylene glycol molecule which extends the half-life of Neupogen® to a once per chemotherapy cycle dose administration, in 2002. Chugai markets a G-CSF product in Japan as an adjunct to chemotherapy. Chugai and Sanofi-Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the U.S., Canada and Mexico.

        In addition, Schering AG markets a competing injectible CSF product, granulocyte macrophage colony stimulating factor ("GM-CSF") in the U.S. as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia and acute myelogenous leukemia. Novartis AG markets another GM-CSF product for use in bone marrow transplant patients and as an adjunct to chemotherapy in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the U.S. and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

  Treatment of Anemia

        If we develop and obtain FDA approval to market talabostat for the treatment of chemotherapy-induced anemia, any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of red blood cells caused by chemotherapy could negatively impact the potential market for talabostat of this indication. Currently, Johnson & Johnson markets the erythropoietin drug Procrit® for the treatment of anemia associated with chemotherapy. Amgen also markets Aranesp®, an erythropoiesis stimulating protein which requires less frequent dosing than the existing therapies. Also, Sanofi-Aventis and Transkaryotic Therapies, Inc. are currently developing a gene-activated erythropoietin drug.

Scientific and Clinical Advisory Boards and Certain Key Consultants

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

  •
  Richard Benjamin, MBChB, Ph.D., Chief Medical Officer of the American Red Cross, New England Region. Dr. Benjamin also serves as an Assistant Professor of Pathology at Harvard Medical School and is a member of the Joint Program in Transfusion Medicine. He received his medical training at the University of Cape Town, South Africa, followed by doctoral studies in Immunology at Cambridge University, England. Thereafter, he undertook post-doctoral studies on the molecular mechanisms of antigen presentation at Stanford University, before initiating Hematopathology and Transfusion Medicine training at the Brigham and Women's Hospital. His research is focused clinically on technologies to improve the safety and efficacy of transfusion.

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

  •
  Alfred Goldberg, Ph.D. Professor of Cell Biology, Harvard Medical School. Dr. Goldberg's laboratory has conducted research with respect to the mechanisms and regulation of protein breakdown in animal and bacterial cells. He has consulted widely in the pharmaceutical and biotechnology industries and has served on the scientific advisory boards of Biogen, Tanox, and Proscript, as well as on the editorial board of several major journals of biochemistry and physiology. Among his honors is the 1998 Novartis-Dew Award for biomedical research. Dr. Goldberg received his Ph.D. from Harvard University.

  •
  Robert T. Schooley, M.D. Professor of Medicine, Head of the Division of Infectious Diseases, University of California, San Diego. Dr. Schooley received his M.D. in 1974 from The Johns Hopkins University School of Medicine in Baltimore, Maryland. He has subsequently held several clinical and academic positions at the National Institutes of Health, the Harvard Medical School and the University of Colorado Health Sciences Center and his research concentrates on immunology and infectious diseases. Dr. Schooley joined the faculty at the University of California, San Diego in 2004.

  •
  Barbara Wallner, Ph.D. Former Senior Vice President, Research and Development, and Chief Scientific Officer at Point Massachusetts. Dr. Wallner has also held senior positions at each of ImmuLogic Pharmaceutical Corporation, Biogen, Inc and BioTransplant Inc. Dr. Wallner currently serves as a consultant to us.

        The following persons serve as members of our Clinical Advisory Board:

  •
  Casey Cunningham, M.D. serves as Associate Director of the Mary Crowley Research Center in the Sammons Cancer Center of Baylor University's Medical Center. His interests in oncology include the application of cell biology research towards new cancer therapeutics. He is a member of several scientific advisory boards of pharmaceutical development corporations.

  •
  Janice Dutcher, M.D. is Professor of Medicine at New York Medical College and Associate Director for Clinical Affairs at Our Lady of Mercy Cancer Center, Bronx, NY. She is a founding member of the Cytokine Working Group and served as Chair of the FDA Oncologic Drugs Advisory Committee. Dr. Dutcher has participated in numerous studies, committees and publications focused on hematological disorders as well as malignant melanoma. She is actively involved in patient care and clinical research in renal cell cancer, and is a strong advocate for research into the etiology and treatment of renal cell carcinoma.

  •
  Dr. Thomas Gajewski is an Associate Professor in the Departments of Pathology and Medicine and the Ben May Institute, and Leader of the Immunology and Cancer Program at the University of Chicago Cancer Research Center. He received his medical training and Ph.D. in Immunology at the University of Chicago. His post-doctoral studies were conducted on T cell activation and anti-tumor immunity, also at the University of Chicago as well as at the Ludwig Institute for Cancer Research in Belgium. Dr. Gajewski also has a fellowship in hematology/oncology from University of Chicago's Department of Medicine. His clinical research includes the regulation of anti-tumor immune responses, melanoma biology and immunotherapy of melanoma.

  •
  Michael Gordon, M.D. is Associate Director for the Arizona CancerCenter—Greater Phoenix Area and Associate Professor of Medicine in the Section of Hematology/Oncology for the University of Arizona College of Medicine. His research interest is the development of new anticancer agents and their application in clinical trials. He has been recognized for his work in new drug discovery, most notably biologic therapy and anti-angiogenic drugs.

  •
  John Nemunaitis, M.D. is Director of the Mary Crowley Medical Research Center and Director of the US Oncology (USON) phase 1 research program. He specializes in medical oncology and gene therapies for cancer. He has held academic positions at Fred Hutchinson Cancer Research Center and the University of Washington School of Medicine. Dr. Nemunaitis is also Diplomate of the American Board of Internal Medicine and is an editor for Cancer Gene Therapy and Cancer Biology and Therapy as well as a reviewer for numerous oncology journals.

  •
  Ravi Salgia, M.D., Ph.D. is Director of the Thoracic Oncology Research Program as well as an Associate Professor of Medicine at the University of Chicago's Pritzker School of Medicine. He has conducted extensive investigations in translational research in oncology. Dr.Salgia is interested in translational research in upper aerodigestive-tract cancers and is developing novel targeted therapeutic protocols for thoracic oncology. He is Associate Editor of the Journal of Environmental Pathology, Toxicology, and Oncology, a reviewer/member of eMedicus Institutional Review Board and also a reviewer for various oncology journals.

        In addition, the following persons are our key consultants:

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

  •
  Richard Flavell, M.D. Chairman, Section of Immunobiology, Howard Hughes Medical Institute, Yale University.

  •
  Bruce Walker, M.D. Director of AIDS Research Center, Massachusetts General Hospital, and Professor of Medicine, Harvard Medical School.

Former Business of the Company

        We are a successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation ("Point Massachusetts"), and HMSR Inc., a publicly-traded Delaware corporation ("HMSR") consummated as of March 15, 2002. Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 and from 1994 to May 2001 operated under the name HemaSure Inc.

Forward-Looking Statements

        This Item and other Items in this report contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our technologies and product candidates. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report on Form 10-K, particularly under the heading "Risk Factors", that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Risk Factors

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discusses these risks. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat (PT-100)

        As of December 31, 2004, we had a cash balance of approximately $14 million. We currently anticipate spending approximately $2.0 million per month to fund our preclinical and clinical programs and related general and administrative activities. After giving effect to the net proceeds of the offering which closed on March 4, 2005 in the amount of approximately $15 million, our current cash balance is expected to be sufficient to allow us to maintain current and planned operations through at least January 2006. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $48.3 million of expenses since inception through December 31, 2004, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, additional sales of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

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

Our lead product candidate, talabostat, is in the early stages of human clinical development, and its safety and effectiveness are still being determined

        Our lead product candidate, talabostat, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of talabostat in larger cohort groups. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. Our clinical trials may be suspended at any time if the FDA or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we can not predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any perceived adverse effects of the drug.

        If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

Our lead product candidate, talabostat, is in the early stages of human clinical development, and we may not be able to design or implement an effective clinical development plan which will result in timely FDA approval for the selected therapeutic applications

        Our lead product candidate, talabostat, is currently undergoing evaluation in early-stage clinical trials for the treatment of solid tumors and neutropenia. Conducting clinical trials is a lengthy and highly uncertain process. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. We may not have designed our clinical trials in a way that results in their fastest completion because of unforeseen safety or effectiveness issues. Our trials may take longer to complete than we anticipate because of a slower than expected rate of eligible subject recruitment in the trials. If our clinical trials take longer than we expect, we may have greater expenses than we project and may have a more difficult time raising additional capital to fund future or even existing capital requirements.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

        As of December 31, 2004 we had an accumulated deficit of approximately $39.7 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

        Although we continue to increase our internal clinical development capability, including our ability to supervise, manage and, as necessary replace, outside vendors, we still outsource a substantial amount of the clinical trial development process. Thus, we may lose control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we rely on a small number of contractors for conducting clinical trials of talabostat, although we believe we can replace these contractors, as necessary, on terms acceptable to us. The failure of any contractor to carry out its contractual duties could delay or increase the cost of the successful development and commercialization of talabostat.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

        Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 13 issued U.S. patents and 15 pending U.S. patent applications. These patents and patent applications relate to our anti-tumor, hematopoiesis, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and two applications expire in 2011; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable.

        Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Talabostat or our other lead drug candidates may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. If we are successful in the preclinical and clinical development of PT-630, our lead drug candidate for the treatment of type 2 diabetes, to market and sell that drug we may need to obtain at least a non-exclusive license for relevant use patents from third parties. We have not notified another party that they are infringing any of our proprietary rights although we do from time to time engage in discussions with licensors, vendors and other parties about the scope and enforceability of our contractual rights.

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

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

        The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron's Proleukin®, Bayer's DTIC-Dome®, Sanofi-Aventis' Taxotere®, Bristol-Myers Squibb's Paraplatin® and Platinol AQ®, AstraZeneca's Iressa®, Amgen Inc.'s Aranesp®, Neupogen® and Neulasta®, GSK's Bexxar®, OSI Pharmaceutical's Tarceva®, Eli Lilly's Alimta® and Gemzar®, Genzyme's Campath®, JNJ's Procrit®, and Biogen-IDEC's Zevalin®. Because talabostat is still in the early stages of clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Our manufacturing strategy presents a number of risks

        We do not currently have our own manufacturing facilities. We expect in the future to depend on outside contractors for the manufacture of talabostat. Completion of our clinical trials and the commercialization of talabostat will require access to, or development of, manufacturing capabilities. We have entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for preclinical and early-stage clinical development. As we approach later-stage clinical development and commercialization of a product candidate, however, our intention is to enter into longer-term arrangements with multiple manufacturing sources. We may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of talabostat in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards.

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

If we lose key personnel or are unable to attract or retain additional personnel, we may be unable to develop talabostat or achieve commercialization objectives

        We are highly dependent on Donald R. Kiepert, Jr., our Chairman, President and Chief Executive Officer, Richard N. Small, our Senior Vice President, Chief Financial Officer and Treasurer, Michael P. Duffy, our Senior Vice President, General Counsel and Secretary, Barry Jones, our Senior Vice President for Research, Margaret J. Uprichard, our Senior Vice President of Drug Development, as well as other key members of our management and scientific staff. To date, we have not maintained key-man liability insurance to protect against the loss of any of these personnel, with the exception of Mr. Kiepert, for whom we maintain a key-man liability insurance policy. The loss of any of these personnel may have a disruptive effect on our operations until they are replaced, and may have a material adverse effect on our product development and commercialization efforts if we are not able to attract qualified replacements.

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

If we are unable to maintain compliance with NASDAQ listing requirements, our stock could be delisted

        As of April 2, 2004, our common stock began trading on the NASDAQ SmallCap Market. Previously, our common stock was traded on the OTC Bulletin Board. There can be no assurances, however, that we will be able to maintain compliance with NASDAQ's present listing standards, or that NASDAQ will not implement additional listing standards with which we are unable to comply. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Our stock price could be volatile and our trading volume may fluctuate substantially

        The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.72 to a high of $6.95 in the two-year period ended March 11, 2005. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended March 11, 2005, the daily trading volume for shares of our common stock ranged from 4,600 to 1,055,300 shares traded per day, and the average daily trading volume during such three-month period was only 65,187 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

        In total, certain entities and individuals hold existing warrants to purchase up to 4,091,944 shares of our common stock at a weighted average exercise price of $3.57 as of March 11, 2005. In addition, certain entities and individuals hold existing options to purchase 3,211,221 shares of our common stock at an average exercise price of $3.46. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

  Available Information

        Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("the Exchange Act") as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at http://www.pointtherapeutics.com or http://www.pther.com.; these reports can be found under "Investor Relations—SEC Filings". In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

        Our Board of Directors adopted a code of business ethics and conduct, The Point Therapeutics Corporate Code of Ethics and Conduct (the "Code of Ethics"), applicable to all of our executives, directors and employees, on March 16, 2004. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment in a report on Form 8-K within five days of such amendment or waiver. For more information, please refer to the Code of Ethics attached to the Preliminary Proxy Statement filed with the SEC on April 26, 2004 as Appendix A. The Code of Ethics has also been posted on the corporate governance portion of the Investor Relations section of our website at www.pther.com. The Code of Ethics and Conduct is also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President and General Counsel at our corporate headquarters.

Employees

        As of March 11, 2005, we employed twenty-five persons, of whom seven were engaged in research, eight in drug and clinical development and eight in administration, finance and legal. All of our employees have signed an agreement prohibiting the disclosure of confidential information to anyone outside our company and assigning us any ideas, developments, discoveries, and inventions made. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppage. We consider our employee relations to be good.

Item 2.    Properties

        Currently, we sublease approximately 4,600 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for three years, ending in April 2005. We also lease an additional 2,800 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for two years, ending in December 2005. In addition, we sublease approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, Massachusetts from New England Medical Center ("NEMC"). NEMC is affiliated with Tufts, from which we license certain technology, and is one of our stockholders. We currently have no written sublease with NEMC and are a tenant-at-will. We are currently evaluating new space that will meet our future requirements.

Item 3.    Legal Proceedings

        As of March 11, 2005, we had no outstanding litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matter to the vote of its security holders during the quarter ending December 31, 2004.

Item 4A.    Executive Officers of the Registrant

        The following is a list of our executive officers and their principal positions with us as of March 11, 2005. Each individual officer, with the exception of Michael P. Duffy, who joined us in May 2002 and Margaret Uprichard, who joined us in January 2003 has served in his respective position with us since March 15, 2002, the effective date of the merger with Point Massachusetts. All of our officers are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	56	Chairman, President, Chief Executive Officer, and Director
Richard N. Small	50	Senior Vice President, Chief Financial Officer and Treasurer
Michael P. Duffy	44	Senior Vice President, General Counsel and Secretary
Barry Jones, Ph.D.	55	Senior Vice President, Research
Margaret J. Uprichard, Pharm.D.	46	Senior Vice President, Drug Development

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

        Dr. Uprichard joined us in January 2003 as Vice President, Clinical and Regulatory Affairs. In December 2003, she was promoted to Senior Vice President, Clinical and Regulatory Affairs and in December 2004 to Senior Vice President, Drug Development to more reflect her responsibilities within Point. Prior to joining us, she founded a consulting company in drug development and served as Head of Regulatory, Clinical and/or Preclinical Affairs for both Curis, Inc and Paion, GmbH, from 2001-2003. From 1990-2001, Dr. Uprichard held senior positions in both Clinical and Regulatory Affairs for Warner-Lambert/Pfizer in the oncology, neurology, cardiovascular, and rheumatology areas.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1.     Market Information.

        Since April 2, 2004, our common stock has been traded on the NASDAQ SmallCap Market under the symbol "POTP". From March 18, 2002 through April 1, 2004, our common stock was included for quotation on the OTC Bulletin Board under the symbol "POTP". The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock as included for quotation on the OTC Bulletin Board and on the NASDAQ SmallCap Market.

	High	Low
2004
First Quarter	$6.80	$3.40
Second Quarter	$6.95	$4.91
Third Quarter	$5.43	$3.31
Fourth Quarter	$5.96	$3.76
2003
First Quarter	$1.10	$0.65
Second Quarter	$3.10	$0.76
Third Quarter	$4.75	$1.20
Fourth Quarter	$4.75	$2.85

2.     Stockholders.

        On March 11, 2005, our common stock was held by approximately 225 stockholders of record. On March 11, 2005, the last reported sale price of our common stock was $4.50 per share.

3.     Dividends.

        We have never paid dividends on our common stock. We do not expect to pay cash dividends in the foreseeable future.

4.     Unregistered Sale of Securities.

        Not applicable.

5.     Issuer Purchases of Equity Securities.

        Not applicable.

Item 6.    Selected Financial Data

SELECTED FINANCIAL INFORMATION

        The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. Per share data presented below has been adjusted to reflect all stock issuances as if the merger which occurred on March 15, 2002 had taken place prior to all periods presented.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
Revenues:
License revenue	$—	$—	$—	$—	$4,333
Sponsored research revenue	—	115	—	—	900

Total revenues	—	115	—	—	5,233
Expenses:
Research and development	11,324	5,361	4,761	3,020	2,013
General and administrative	3,991	2,556	2,900	2,412	1,137

Total expenses	15,315	7,917	7,661	5,432	3,150
Income (loss) from operations	(15,315)	(7,802)	(7,661)	(5,432)	2,083
Other income (expense)	157	75	182	225	259

Net income (loss)	$(15,158)	$(7,727)	$(7,479)	$(5,207)	$2,342

Net income (loss) per common share:
Basic	$(0.87)	$(0.73)	$(0.84)	$(0.74)	$0.41

Diluted	$(0.87)	$(0.73)	$(0.84)	$(0.74)	$0.40

Shares used in computing net income (loss) per common share:
Basic	17,471	10,657	8,898	7,017	5,764
Diluted	17,471	10,657	8,898	7,017	5,864

CONSOLIDATED BALANCE SHEET DATA

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Cash and cash equivalents	$13,906	$14,062	$11,925	$5,563	$4,478
Restricted cash and cash equivalents	86	80	80	—	—
Working capital	11,883	13,628	10,840	4,198	4,037
Total assets	14,496	14,837	12,553	5,651	4,551
Long-term debt and capital lease obligations	48	52	57	60	64
Stockholders' equity	12,051	13,856	11,095	4,218	4,039

Dividends—none

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

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

Overview

        We are a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Our lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active and, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to accelerate the reconstitution of the hematopoietic system.

        We believe that talabostat and our other in-licensed DPP inhibitors represent a large market opportunity because of their wide range of potential applications, including:

  •
  Cancers: talabostat is being tested in clinical trials for use as a single agent and in combination with chemotherapeutic agents and monoclonal antibodies to potentially treat both solid tumors and hematologic malignancies. Talabostat could also be potentially used in combination with cancer vaccines;

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

        The strategy of our current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin also to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). We are also studying talabostat in clinical trials to potentially treat both neutropenia and anemia.

        In addition, our portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is currently being developed by several pharmaceutical companies as a promising therapy to treat type 2 diabetes. PT-630 has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Also, PT-630 has demonstrated in in vivo animal models increased GLP-1 and insulin levels while lowering blood glucose levels. Our second preclinical DPP inhibitor, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. We have preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

        In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

        To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $39,694,000 through December 31, 2004. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

        On November 15, 2001, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Point Massachusetts. On March 15, 2002, our stockholders approved a 1 for 10 reverse split of our common stock and a name change (from HMSR) to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the Merger Agreement, at which time Point Massachusetts became our wholly owned subsidiary and changed its name to "Point Therapeutics Massachusetts, Inc."

        Our historical financial statements presented prior to March 15, 2002 are those of Point Massachusetts. Point Massachusetts' capital structure has been restated to reflect all stock issuances as if the merger had taken place prior to all periods presented. In addition, if the merger had occurred at the beginning of the periods presented, the effect of the inclusion of our (HMSR) operating results on the financial statements presented would not be material.

        For additional information regarding the terms of the merger, please refer to our Form S-4, which was filed with the Securities and Exchange Commission on February 11, 2002.

        Our business operations after the merger consist solely of the business previously conducted by Point Massachusetts.

Critical Accounting Policies and Significant Judgments and Estimates

  Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

  Revenue Recognition

        Revenue is deemed earned when all of the following have occurred: there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured, all of our obligations relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by us with respect to such revenue incurred.

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

        For the year ended December 31, 2004, we did not recognize any revenue. For the year ended December 31, 2003, we recognized $115,000 of license revenues relating to royalties payable to us as successor to HMSR following the merger. We have not recognized any revenue under such agreements during the year ended December 31, 2002. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

  Clinical Trial Accrual

        We accrue the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We accrue the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly. Clinical trial expenses were $4,065,000, $1,731,000 and $1,853,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

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

Results of Operations

  Years ending December 31, 2004, 2003 and 2002

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

	Year Ended December 31,			Annual Percent Change
	2004	2003	2002	2004/2003	2003/2002
License revenue	$—	$115,041	$—	(100.0)%	100.0%
Sponsored research revenue	—	—	—	—	—

Total revenues	—	115,041	—	(100.0)	100.0
Research and development	11,324,245	5,360,710	4,761,053	111.2	12.6
General and administrative	3,990,663	2,556,435	2,900,091	56.1	(11.9)

Total operating expenses	15,314,908	7,917,145	7,661,144	93.4	3.3
Interest income	156,840	75,332	182,559	108.2	(58.7)

Net loss	$(15,158,068)	$(7,726,772)	$(7,478,585)	96.2	3.3

Net loss per common share, basic and diluted	$(0.87)	$(0.73)	$(0.84)	19.2	(13.1)

Weighted average common shares, basic and diluted	17,471,266	10,656,577	8,897,917	63.9%	19.8%

  Revenues

        We recorded no revenue for the year ended December 31, 2004. For the year ending December 31, 2003, we recorded license revenue totaling $115,000. The royalties were due from Whatman PLC. related to revenues generated from the sale of HMSR blood filters. We recorded no revenues during the year ended December 31, 2002.

Operating Expenses

  Research and development

        During the years ended December 31, 2004, 2003 and 2002, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We had no other material research and development programs during this time period and thus the expenses disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $305,000 spent during 2004 on external experiments for our two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510, a vaccine adjuvant.

        In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of NSCLC, talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat CLL.

        We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders. During 2004, we completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with talabostat for neutropenia.

        Research and development expenses increased 111.2% to $11,324,000 for the year ended December 31, 2004 and 12.6% to $5,361,000 for the year ended December 31, 2003.

	Year Ended December 31,			Annual Percent Change
Research and development
	2004	2003	2002	2004/2003	2003/2002
Clinical and drug development	$8,298,244	$3,170,621	$2,473,538	161.7%	28.2%
Research	3,026,001	2,190,089	2,287,515	38.2	(4.3)

Total research and development	$11,324,245	$5,360,710	$4,761,053	111.2%	12.6%

        Clinical and drug development:    Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs, facility expenses, including depreciation.

        Total clinical and drug development expenses increased 161.7% to $8,298,000 in 2004 and 28.2% to $3,171,000 in 2003.

        The increase in 2004 as compared to 2003 was primarily due to an increase in external clinical and related manufacturing costs of $4,729,000 due to the costs incurred for the purchase of bulk drug, formulation and related testing, pre-study clinical activities and actual clinical trial costs related to our ongoing four Phase 2 clinical trials. We also added six employees during the first quarter of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to nine. The increase in salaries and related fringes for 2004 as compared to 2003 of $159,000 was less than it would have been because of severance payments incurred for a former executive during 2003 totaling approximately $250,000.

        The increase in 2003 was primarily due to increased salary and related fringes of $624,000 due to the addition of four employees at the beginning of 2003 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors and severance paid to a former executive during 2004 as mentioned above.

        During 2005, we anticipate that our clinical development costs will continue to increase due to costs related to the ongoing four Phase 2 talabostat clinical studies and the initiation of one Phase 3 clinical trial during the second half of 2005. In addition, we are anticipating hiring thirteen additional employees to our clinical group bringing total employees in the clinical development area to twenty two.

        Research:    Research includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

        Research expenses increased 38.2% to $3,026,000 in 2004 and decreased 4.3% to $2,190,000 in 2003.

        The increase in 2004 was related primarily to an increase of non-cash related compensation related to non-employee stock options of $407,000 and external lab work and consulting costs relating to our diabetes product candidate, PT-510 of $295,000. The decrease in 2003 was primarily due to a one-time outside contractor performing preclinical work in 2002 of $387,000, offset in part by increased personnel and related costs due to full-year effect of the hiring of two new employees mid-2002 and raises of $174,000.

        During 2005, we currently anticipate that research expenses will increase over 2004 activity levels as we anticipate increased projects in this area. We are currently planning to add three employees to our research group bringing the total number of employees in this area to ten.

  General and administrative

        General and administrative:    General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, finance & accounting, business development, investor relations and other administrative support functions.

        General and administrative expenses increased 56.1% to $3,991,000 in 2004 and decreased 11.9% to $2,556,000 in 2003.

        The increase in 2004 was primarily due to higher patent costs of $347,000 due to increased patent prosecution and foreign filings in 2004 and increased salary and fringes of $286,000 due to the hiring of three new employees in 2004. In addition, investor relations, SEC, and consultant costs increased by approximately $323,000 and legal and audit expenses increased by $289,000 in 2004 as compared to 2003 due primarily to new activities required by public companies under the Sarbanes-Oxley Act of 2002. The decrease in 2003 was primarily due to legal costs incurred with the merger with HMSR Inc. of $265,000 which occurred in the first quarter of 2002 and the hiring of a commercial strategy consulting group in 2002 with a cost of $260,000 offset in part by higher personnel costs of $265,000 due to the full-year effect of the hiring of three employees in mid-2002 and raises.

        During 2005, we currently anticipate that general and administrative expenses will increase modestly from 2004 levels as we plan to expand our business development efforts by allocating additional resources and the hiring of three additional employees bringing total employees in this area to eleven.

  Interest Income

        Interest income includes interest earned on invested cash balances. During the years ending December 31, 2004, 2003 and 2002, our investments consisted entirely of funds deposited in money market funds.

        Interest income increased 108.2% to $157,000 in 2004 and decreased 58.7% to $75,000 for 2003. The increase in interest income for 2004 was related to a higher average cash balance in 2004 as compared to 2003 due to the two PIPE financings that occurred in October 2003 and March 2004. The decrease in interest income for 2003 resulted from lower interest rates earned and a lower average invested cash balance as compared to 2002.

  Net loss

        As a result of the foregoing, we incurred a net loss of $15,158,000, or $0.87 per share, for the year ended December 31, 2004 compared to a net loss of $7,727,000, or $0.73 per share, for the year ended December 31, 2003 and a net loss of $7,479,000, or $0.84 per share, for the year ended December 31, 2002.

  Liquidity and Capital Resources

        We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996 through December 31, 2004, we have raised approximately $34,996,000, net of costs of raising capital, in private equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR. We have also received $1,139,000 from interest earned in invested cash balances and $744,000 from the exercise of common stock warrants and options.

        At December 31, 2004, our cash and cash equivalents decreased $156,000 as compared to December 31, 2003. The decrease was primarily due to net cash used in operations for 2004 of

$12,968,000 offset in part by $12,137,000 resulting from the sale of 3,000,000 shares of common stock in a private placement which closed on March 26, 2004 and warrant and stock option exercises during 2004 of $744,000. Cash utilized in operations included net operating losses of $15,158,000 primarily to support the pre-clinical and clinical program for talabostat and related general and administrative activities. Prepaid expenses and other current assets decreased by $125,000 from December 31, 2003 mainly as the result of receiving a $115,000 payment in 2004 on royalty revenues due from Whatman PLC which was recorded in 2003. In addition, current liabilities increased by $1,470,000 primarily due to an increase in the clinical trial accrual and payables related to the onging 4 Phase 2 clinical trials.

        Since inception, we have incurred $32,223,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We have had no other material research and development programs, and thus the $32,223,000 disclosed for research and development in our financial statements has primarily been directed towards developing talabostat with the exception of external costs incurred during 2004 for our two other DPP inhibitors in preclinical development described below. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer, talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia. We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders.

        Our portfolio also includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. To date, we have spent approximately $295,000 on external laboratory and consulting costs for PT-630 and approximately $10,000 on external laboratory costs for PT-510.

        We cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

        On March 4, 2005, we closed on a registered direct offering for the sale of 3,650,000 shares of our common stock at a price of $4.50 per share, resulting in gross proceeds to us of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of approximately $180,000, net proceeds to us will be approximately $15,095,000. The offered shares are registered pursuant to our $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

        Since inception, we have incurred operating expenses of $48,266,000 and have accumulated a deficit as of December 31, 2004 of $39,694,000. At December 31, 2004, we had $13,906,000 in cash and cash equivalents and $86,000 in restricted cash. We currently anticipate that our existing capital resources and the net proceeds from the sale of common stock on March 4, 2005 will enable us to maintain current and planned operations through at least January of 2006. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of additional securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans after 2005. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

        Our expectations regarding our rate of spending and the sufficiency of its cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and initiate human clinical trials for additional clinical indications for talabostat and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our preclinical and clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

  Contractual Obligations

        As of December 31, 2004, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	2005	2006	2007	2008	2009	Thereafter
Operating Leases	$143,186	$15,072	$6,697	$—	$—	$—
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	27,895

Total Future Obligations	$153,186	$25,072	$16,697	$10,000	$10,000	$27,895

        In connection with the subleases for our offices at 125 Summer Street in Boston, we issued two letters of credit on April 11, 2002 and January 8, 2004 in the amounts of $80,168 and $5,833, respectively. The letters of credit are renewable annually on April 11th and January 8th, respectively for the terms of the subleases with the landlords.

        In addition, in accordance with the license agreement between us and Tufts University School of Medicine ("Tufts"), we are required to make payments totaling $300,000 to Tufts upon commencement of the first Phase 3 trial, marketing application of the first licensed product and marketing approval of the first licensed product, in addition to a royalty based on future sales of products covered under the license agreement.

  Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  New Accounting Pronouncement

        In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We will adopt this pronouncement on July 1, 2005 and are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        At December 31, 2004, 2003 and 2002, our investments consisted entirely of funds deposited in money market funds and as a result we were not subject to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

        Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

  (b)
  Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2004, based on the specified criteria.

        Point's Independent Registered Public Accounting Firm has issued a report on our assessment of Point's internal control over financial reporting. This report appears below.

  (c)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Point Therapeutics, Inc.

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Point Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Point Therapeutics, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Point Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Point Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Point Therapeutics Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and the period from September 3, 1996 (date of inception) through December 31, 2004 of Point Therapeutics, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 8, 2005

  (d)
  Changes in Internal Control over Financial Reporting

        There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

        We have adopted a Corporate Code of Ethics and Conduct that applies to all of our employees, including our chief executive officer and chief financial officer. A copy of the corporate Code of Conduct and Ethics is publicly available on the Investor Relations section of our website at www.pther.com. Disclosure regarding any amendment to, or waivers from, provisions of our Corporate Code of Conduct and Ethics will be included in a Current Report of Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of Nasdaq.

Item 11.    Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Securities Authorized For Issuance Under Equity Compensation Plans" and "Security Ownership of Principal Stockholders and Management" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

        We maintain four stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, the 1994 Directors' Stock Option Plan, and the 2003 Stock Option Plan for Non-Employee Directors, as amended (the "Plans"), which were approved by Board of Directors and our stockholders.

        The following table gives information about awards under the Plans as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,198,721	$3.48	1,258,706
Equity compensation plans not approved by shareholders	—	—	—

Total	3,198,721	$3.48	1,258,706

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is hereby incorporated by reference to the information under the heading "Accountants, Fees and Other Matters" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page F-1.
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.
(a)(3)	Exhibits:
The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits are set forth on the following exhibit index. Management contracts, compensatory plans and arrangements are identified in the exhibit index by the symbol "+."
(c)	Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2005.

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

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2005
/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 15, 2005
/s/ RICHARD J. BENJAMIN Richard J. Benjamin	Director	March 15, 2005
/s/ THOMAS M. CLAFLIN Thomas M. Claflin	Director	March 15, 2005

/s/ LARRY G. PICKERING Larry G. Pickering	Director	March 15, 2005
/s/ DANIEL T. ROBLE Daniel T. Roble	Director	March 15, 2005
/s/ WILLIAM J. WHELAN, JR. William J. Whelan, Jr.	Director	March 15, 2005

'

Exhibit Index

Item 15 (c)    Exhibits:

Exhibit No.	Description
2.1(12)	Agreement and Plan of Merger, dated November 15, 2001, among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.
2.2(8)	Asset Purchase Agreement, dated as of February 3, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.
2.3(9)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001, by and between Point Therapeutics, Inc., Whatman and Whatman plc.
2.4(17)	Engagement Agreement dated as of September 10, 2003 between Point Therapeutics, Inc. and Paramount Capital, Inc.
2.5(17)	Subscription Agreement, dated on or about September 19, 2003, by and among Point Therapeutics, Inc. and certain investors.
2.6(18)	Securities Purchase Agreement, dated as of March 24, 2004, by and among Point Therapeutics, Inc. and certain investors.
2.7(20)	Placement Agent Agreement, dated as of February 28, 2005 by and between Point Therapeutics, Inc. and S.G. Cowen & Co., LLC and RBC Capital Markets Corporation.
3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.
3.2(10)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.
3.3(11)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.
3.4(13)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.
3.5(19)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.
3.6(1)	By-Laws of Point Therapeutics, Inc.
4.1(14)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.
4.2(14)	Form of Warrant for Point Therapeutics, Inc.
4.3(17)	Form of Investor Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.
4.4(17)	Form of Paramount Warrant for Point Therapeutics, Inc., dated as of September 24, 2003.
4.5(2)	Registration Rights Agreement, dated January 23, 1997, by and among Point Therapeutics, Inc. and Novo Nordisk A/S.
4.6(5)	Registration Rights Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.
4.7(18)	Form of Investor Warrant for Point Therapeutics, Inc., dated as of March 24, 2004.
4.8(18)	Registration Rights Agreement, dated March 24, 2004, by and among Point Therapeutics, Inc. and certain investors.

4.9(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Thomas D. Foley.
4.10(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VI.
4.11(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Claflin Capital VII.
4.12(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Dr. Pennington.
4.13(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Fieldmark, Inc.
4.14(16)	Warrant Agreement, dated as of July 24, 1998, between Point Therapeutics, Inc. and Graystone.
4.15(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Kenneth Zito.
4.16(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Medical Investments.
4.17(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Nancy Finn.
4.18(16)	Warrant Agreement, dated as of August 10, 1998, between Point Therapeutics, Inc. and Cornelia Stutz.
10.1(2)	Point Therapeutics, Inc.'s 1994 Stock Option Plan.
10.2(2)	Point Therapeutics, Inc.'s 1994 Director Option Plan.
10.3(2)	Amendment to Point Therapeutics, Inc.'s 1994 Director Option Plan, dated June 25, 1996.
10.4(2)	Amendment to Point Therapeutics, Inc.'s 1994 Director Option Plan, effective as of May 16, 1996.
10.5(2)	Amendment to Point Therapeutics, Inc.'s 1994 Stock Option Plan, dated June 25, 1996.
10.6(2)	Amendment to Point Therapeutics, Inc.'s 1994 Stock Option Plan, effective as of May 16, 1996.
10.7(5)	Securities Purchase Agreement, dated as of March 23, 1999, between Point Therapeutics, Inc. and Sepracor.
10.8(7)	Form of Purchase Agreement, dated March 2, 2000.
10.9(7)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.
10.10(9)	Royalty Agreement, dated as of May 29, 2001, by and among Point Therapeutics, Inc., Whatman and Whatman plc.
+10.11(14)	Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

+10.12(14)		Amended Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.
+10.13(14)		Employment Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.
10.14(14)		Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.
+10.15(15)		Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.
+10.16(16)		Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.
+10.17(16)		Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.
+10.18(14)		Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.
21.1		Subsidiaries of Point Therapeutics, Inc.
23.1		Consent of Ernst & Young LLP.
24.1	†	Power of Attorney.
31.1		Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2005.
31.2		Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2005.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)
Incorporated herein by reference to Point Therapeutics, Inc.'s Registration Statement on Form S-1, as amended (File No. 33-75930).

(2)
Incorporated by reference to Point Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1998.

(5)
Incorporated by reference to Point Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(6)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7)
Incorporated by reference to Point Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)
Incorporated by reference to Point Therapeutics, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.

(10)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.

(12)
Incorporated by reference to Point Therapeutics, Inc.'s Registration Statement on Form S-4 filed on February 11, 2002.

(13)
Incorporated by reference to Point Therapeutics, Inc.'s Current Report on Form 8-K filed on March 28, 2002.

(14)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(15)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(16)
Incorporated by reference to Point Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)
Incorporated by reference to Point Therapeutics, Inc.'s Registration Statement on Form S-1 filed on November 18, 2003.

(18)
Incorporated by reference to Point Therapeutics, Inc.'s Report on Form 8-K filed on April 1, 2004.

(19)
Incorporated by reference to Point Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(20)
Incorporated by reference to Point Therapeutics, Inc.'s Report on Form 8-K filed on March 2, 2005.

†
Previously filed.

+
Management Contract or Compensatory Plan or Arrangement

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

POINT THERAPEUTICS, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002 and for the Period from Inception (September 3, 1996) through December 31, 2004	F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002 and for the Period from Inception (September 3, 1996) through December 31, 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 and for the Period from Inception (September 3, 1996) through December 31, 2004	F-6
Notes to Consolidated Financial Statements	F-7

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Point Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Point Therapeutics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and the period from September 3, 1996 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Point Therapeutics, Inc at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and the period from September 3, 1996 (date of inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Point Therapeutics, Inc.'s internal control framework over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005 expressed an unqualified opinion.

/s/ Ernst & Young LLP

March 8, 2005

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$13,905,993	$14,062,104
Cash and cash equivalents—restricted	86,001	80,168
Prepaid expenses and other current assets	288,511	413,941

Total current assets	14,280,505	14,556,213
Office and laboratory equipment, net	205,323	243,056
Deposits and other assets	10,247	37,373

Total assets	$14,496,075	$14,836,642

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$912,942	$438,475
Accrued clinical and drug development	1,106,057	184,531
Accrued expenses	378,815	305,226

Total current liabilities	2,397,814	928,232
Patent liability, less current portion	47,604	52,367
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 18,435,375 shares issued at December 31, 2004 and 14,976,925 shares issued at December 31, 2003, 18,263,298 shares outstanding at December 31, 2004 and 14,875,756 shares outstanding at December 31, 2003	184,353	149,769
Treasury stock, 172,077 shares outstanding at $4.46 per share at December 31, 2004 and 101,169 shares outstanding at $3.28 per share at December 31, 2003	(767,338)	(331,936)
Additional paid-in capital	52,328,072	38,574,572
Deficit accumulated during the development stage	(39,694,430)	(24,536,362)

Total stockholders' equity	12,050,657	13,856,043

Total liabilities and stockholders' equity	$14,496,075	$14,836,642

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period From September 3, 1996 (Date of Inception) Through December 31, 2004
	Year ended December 31,
	2004	2003	2002
Revenues
License revenue	$—	$115,041	$—	$5,115,041
Sponsored research revenue	—	—	—	2,400,000

Total revenues	—	115,041	—	7,515,041
Operating expenses
Research and development	11,324,245	5,360,710	4,761,053	32,223,395
General and administrative	3,990,663	2,556,435	2,900,091	16,042,776

Total operating expenses	15,314,908	7,917,145	7,661,144	48,266,171

Loss from operations	(15,314,908)	(7,802,104)	(7,661,144)	(40,751,130)
Interest income	156,840	75,332	182,559	1,139,352
Interest expense	—	—	—	(82,652)

Net loss	$(15,158,068)	$(7,726,772)	$(7,478,585)	$(39,694,430)

Net loss per common share
Basic and diluted	$(0.87)	$(0.73)	$(0.84)

Shares used in computing net loss per common share
Basic and diluted	17,471,266	10,656,577	8,897,917

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock
			Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount
Issuance of common stock on September 3, 1996	2,300,543	$23,005	$(3,005)	$—	$—	$20,000
Net loss					(60,135)	(60,135)
Balance at December 31, 1996	2,300,543	23,005	(3,005)		(60,135)	(40,135)
Issuance of common stock on January 22, 1997	820,716	8,207	(1,072)			7,135
Issuance of common stock on May 7, 1997	717,890	7,179	1,671,412			1,678,591
Issuance of common stock for license rights on May 7, 1997	372,292	3,723	890,847			894,570
Issuance of common stock on June 17, 1997	15,606	156	37,344			37,500
Issuance of common stock on October 1, 1997	426,572	4,266	1,007,293			1,011,559
Net loss					(2,329,746)	(2,329,746)

Balance at December 31, 1997	4,653,619	46,536	3,602,819		(2,389,881)	1,259,474
Stock-based compensation expense related to issuance of stock options to non-employees			45,837			45,837
Issuance of warrants in connection with Convertible note payable			200,000			200,000
Net loss					(2,914,399)	(2,914,399)

Balance at December 31, 1998	4,653,619	46,536	3,848,656		(5,304,280)	(1,409,088)
Issuance of common stock upon conversion of debt on March 9, 1999, net	675,549	6,756	1,949,523		1,956,279
Issuance of common stock for license rights on March 9, 1999	5,002	50	16,057		16,107
Stock-based compensation expense related to issuance of stock options to non-employees			39,388			39,388
Issuance of common stock pursuant to private placement agreement on July 2, 1999, net	201,874	2,019	643,111			645,130
Issuance of common stock pursuant to private placement agreement on October 12, 1999, net	185,848	1,858	591,666			593,524
Net loss					(1,161,786)	(1,161,786)

Balance at December 31, 1999	5,721,892	57,219	7,088,401		(6,466,066)	679,554
Stock-based compensation expense related to issuance of stock options to non-employees			32,929			32,929
Issuance of common stock pursuant to private placement agreement on November 2, 2000, net	260,106	2,601	981,777			984,378
Net income					2,342,083	2,342,083

Balance at December 31, 2000	5,981,998	59,820	8,103,107		(4,123,983)	4,038,944
Stock-based compensation expense related to issuance of stock options to non-employees			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 13, 2001, net	1,352,546	13,526	5,150,616			5,164,142
Issuance of common stock on April 30, 2001	52,021	520	199,480			200,000
Net loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	7,386,565	73,866	13,475,255		(9,331,005)	4,218,116
Stock-based compensation expense related to issuance of stock options to non-employees			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	1,889,190	18,892	14,647,318			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	101,169	1,011		(331,936)		(330,925)
Net loss					(7,478,585)	(7,478,585)

Balance at December 31, 2002	9,376,924	93,769	28,142,973	(331,936)	(16,809,590)	11,095,216
Stock-based compensation expense related to issuance of stock options to non-employees			64,073			64,073
Issuance of shares of common stock on October 3, 2003 in a private placement, net	5,600,001	56,000	10,367,526			10,423,526
Net loss					(7,726,772)	(7,726,772)

Balance at December 31, 2003	14,976,925	149,769	38,574,572	(331,936)	(24,536,362)	13,856,043
Stock-based compensation expense related to issuance of stock options to non-employees			471,513			471,513
Issuance of shares of common stock on March 26, 2004 in a private placement, net	3,000,000	30,000	12,107,228			12,137,228
Issuance of shares upon exercise of warrants	352,416	3,524	930,734	(202,757)		731,501
Issuance of shares upon exercise of stock options	106,034	1,060	244,025	(232,645)		12,440
Net loss					(15,158,068)	(15,158,068)

Balance at December 31, 2004	18,435,375	$184,353	$52,328,072	$(767,338)	$(39,694,430)	$12,050,657

The accompanying notes are an integral part of these consolidated financial statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From September 3, 1996 (Date of Inception) Through December 31, 2004
	Year ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(15,158,068)	$(7,726,772)	$(7,478,585)	$(39,694,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,307	91,758	56,521	333,471
Stock-based compensation related to issuance of compensatory stock options	471,513	64,073	20,400	696,192
Common stock issued under license agreement	—	—	—	910,677
Accrued interest on convertible notes	—	—	—	82,652
Patent costs	—	—	—	75,557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	125,430	(179,563)	(227,846)	(307,788)
Restricted cash	(5,833)	—	(80,168)	(86,001)
Deposits and other assets	27,126	1,943	(39,316)	(10,247)
Accounts payable and accrued expenses	1,469,582	(472,071)	527,990	2,395,370

Net cash used in operating activities	(12,967,943)	(8,220,632)	(7,221,004)	(35,604,547)
Investing activity
Purchase of office and laboratory equipment	(64,574)	(61,429)	(248,719)	(538,794)

Net cash used in investing activity	(64,574)	(61,429)	(248,719)	(538,794)
Financing activities
Net proceeds from issuance of common stock	12,137,228	10,423,526	—	33,102,713
Proceeds from exercise of common stock warrants	731,501	—	—	731,501
Proceeds from exercise of common stock options	12,440	—	—	12,440
Principal payments of patent liability	(4,763)	(4,688)	(3,579)	(25,509)
Proceeds from merger between Point with HMSR, Inc.	—	—	13,835,285	14,335,285
Proceeds from issuance of convertible note	—	—	—	1,892,904

Net cash provided by financing activities	12,876,406	10,418,838	13,831,706	50,049,334

Net increase in cash and cash equivalents	(156,111)	2,136,777	6,361,983	13,905,993
Cash and cash equivalents at beginning of period	14,062,104	11,925,327	5,563,344	—

Cash and cash equivalents at end of period	$13,905,993	$14,062,104	$11,925,327	$13,905,993

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES
(A Development Stage Company)

1. Basis of Presentation

The Company

        Point Therapeutics, Inc. (the "Company" or "Point") is a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Point's lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active and, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to accelerate the reconstitution of the hematopoietic system.

        Point believes that talabostat and our other in-licensed DPP inhibitors represent a large market opportunity because of their wide range of potential applications, including:

  •
  Cancers: talabostat is being tested in clinical trials for use as a single agent and in combination with chemotherapeutic agents and monoclonal antibodies to potentially treat both solid tumors and hematologic malignancies. Talabostat could also be potentially used in combination with cancer vaccines;

  •
  Hematopoietic Disorders: talabostat is being tested in clinical trials to treat both neutropenia and anemia;

  •
  Type 2 Diabetes: our preclinical product candidate, PT-630, is tested as a high affinity DPP-4 inhibitor to treat type 2 diabetes; and

  •
  Vaccine Adjuvants: our preclinical product candidate, PT-510, is being tested as an adjuvant to improve the response to different vaccine regimens.

        The strategy of the Company's current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, Point initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin also to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). Point is also studying talabostat in clinical trials to potentially treat both neutropenia and anemia.

        In addition, the Company's portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is currently being developed by several pharmaceutical companies as a promising therapy to treat type 2 diabetes. PT-630 has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Also, PT-630 has demonstrated in in-vivo animal models increased GLP-1 and insulin levels while lowering blood glucose levels. Point's second preclinical DPP inhibitor, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. The Company has preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

        In addition to these product opportunities, the Company from time to time evaluates new technologies to broaden their portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

        Since inception, the Company has incurred operating expenses of $48,266,000 and has accumulated a deficit as of December 31, 2004 of $39,694,000. At December 31, 2004, the Company had $13,906,000 in cash and cash equivalents and $86,000 in restricted cash and cash equivalents. On March 4, 2005, the Company sold 3,650,000 shares of common stock to various investors resulting in net proceeds to the Company of approximately $15,095,000. The Company currently anticipates that its existing capital resources and the net proceeds from the sale of common stock on March 4, 2005 will enable it to maintain current and planned operations through at least January 2006. Therefore, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently considering several strategic options in order to ensure the continued funding of its operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to the Company. Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans after 2005. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact the Company's cash position and require further cost reductions.

2. Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

        Certain amounts in 2002 and 2003 have been reclassified to conform to the 2004 presentation, including the reclass of patent expenses from research and development to general and administrative.

  Consolidation

        The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Point Massachusetts, Inc., HemaPharm Inc., and HemaSure A/S. All intercompany balances and transactions have been eliminated in consolidation.

  Cash Equivalents

        All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2004, the Company's investments consisted entirely of funds deposited in money market funds.

  Office and Laboratory Equipment

        Office and laboratory equipment is recorded at cost. Depreciation is calculated using the straight-line half-year convention method over the estimated useful lives of three and five years, respectively.

  Research and Development Costs

        Research and development costs, including internal and external costs, are charged to operations as incurred. Certain research and development projects are or have been partially funded by research and development contracts, and the expenses related to these activities are included in research and development costs. Research and development costs include personnel costs, clinical and related drug manufacturing and testing costs, lab and animal supplies, outside services and contract laboratory costs.

  Income Taxes

        The Company provides for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates in effect when the differences are expected to reverse.

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

  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), in accounting for its stock based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(15,158,068)	$(7,726,772)	$(7,478,585)
Add: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,696,472)	(515,747)	(401,721)

Pro forma net loss	$(16,854,540)	$(8,242,519)	$(7,880,306)

Net loss per common share, as reported	$(0.87)	$(0.73)	$(0.84)

Net loss per common share, pro forma	$(0.96)	$(0.77)	$(0.89)

        These pro forma amounts disclosed above may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

        The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life (years)	4.00	4.00	4.00
Risk-free interest rate	3.2%–3.8%	2.4%–3.5%	2.6%–4.7%
Volatility	93%	93%	93%
Dividends	None	None	None

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents. The risk is minimized by the Company's policies in which investments have relatively short maturities and are only placed with highly rated issuers.

  Revenue Recognition

        Revenue is deemed earned when all of the following have occurred: there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured, all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue incurred.

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

  Comprehensive Income (Loss)

        The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no difference between the Company's net loss and its comprehensive loss for the periods presented in the accompanying consolidated statements of operations.

  New Accounting Pronouncement

        In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. The Company will adopt this pronouncement on July 1, 2005 and is currently evaluating the impact that this pronouncement will have on their consolidated financial statements.

3. Agreements

        On May 7, 1997, Point Massachusetts entered into a license agreement (the "Agreement") with the Tufts University School of Medicine ("Tufts"). Under the Agreement, the Point Massachusetts has received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000. In addition, Point Massachusetts issued to Tufts, or its designee, 372,292 shares of common stock in 1997 valued at $894,570, which was expensed to research and development based on the fair market value of the common stock at the date of issuance. In 1999, 5,002 shares of common stock, valued at $16,107, were issued to Tufts and expensed in a similar manner.

        Commencing in May 1999, Point Massachusetts is required to pay $20,000 per year to Tufts. One-half of this payment is offset against Point Massachusetts' patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. Point Massachusetts is obligated to make an additional $77,895 of patent right payments as follows:

Year ended December 31:
2005	$10,000
2006	10,000
2007	10,000
2008	10,000
2009	10,000
Thereafter	27,895

77,895
Less amount representing interest	(25,528)

52,367
Less current portion	(4,763)

Patent liability	$47,604

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

        On January 12, 1999, Point Massachusetts amended the existing license agreement with Tufts in connection with definitions of field of use, license period and net sales, and entered into a collaboration agreement to license its developed technology to a pharmaceutical company. Upon signing the agreement, Point Massachusetts received an initial $2,000,000 nonrefundable license fee. The collaboration also called for development milestone and royalty payments to Point Massachusetts, as well as an arrangement to equally share all reasonable expenses incurred while obtaining and defending technology patents subsequent to signing this agreement. In January 2000, Point Massachusetts amended the master license agreement to reflect the partial completion of a milestone. As a result of this amendment, Point Massachusetts received in cash and recognized as revenue $3,000,000 from the pharmaceutical company in 2000. As part of the Agreement, Point Massachusetts is required to pay Tufts 10% of all milestone payments received and supplemental milestone payments related to the collaboration with the pharmaceutical company. Total payments to Tufts as a result of milestones achieved totaled $412,500 in 2000. Under the agreement, Point Massachusetts received $900,000 in 2000 for research and development for the benefit of the pharmaceutical company. In July 2000, the agreement with the pharmaceutical company was terminated, however, the license agreement with Tufts remains in effect, as amended. To date, the Company has paid a total of $722,500 in licensing and milestone payments to Tufts.

4. Warrants

        The Company has a total of 4,092,643 warrants at a weighted average price of $3.63 to purchase its common stock outstanding as of December 31, 2004. These warrants are summarized as follows:

  (a)
  In July and August 2000, the Company issued warrants to various investors to purchase 195,059 shares of common stock at a price of $2.51 per share. These warrants expire in 2005. As of December 31, 2004, 69,916 of these warrants have been exercised.

  (b)
  In October 2003, in connection with the private placement of 5,600,001 shares of its common stock, the Company issued warrants to purchase 2,800,000 shares of its common stock at an exercise price of $2.66 per share. The warrants expire in 2008. These warrants are callable at the option of the Company if the Company's stock trades at a price equal to or greater than $8.00 per share for ten consecutive trading days. As of December 31, 2004, 282,500 of these warrants have been exercised.

    In addition, the Company issued warrants to purchase 300,000 shares of common stock at a price of $2.20 per share to Paramount, Inc., the Placement Agent in the offering. The warrants expire in 2009. As of December 31, 2004, none of these warrants have been exercised.

  (c)
  In March 2004, in connection with the private placement of 3,000,000 shares of its common stock, the Company issued warrants to purchase 900,000 shares of the Company's common stock at $6.25 per share. The warrants expire in 2009. As of December 31, 2004, none of these warrants have been exercised.

  In addition, the Company issued warrants to purchase 100,000 and 150,000 shares of common stock at a price of $6.25 per share to Paramount, Inc., and RBC Capital, Inc., respectively, the Placement Agents in the offering. The warrants expire in 2009. As of December 31, 2004, none of these warrants have been exercised.

5. Office and Laboratory Equipment

        Office and laboratory equipment consist of the following at December 31:

	2004	2003
Laboratory equipment	$305,473	$298,817
Computer equipment	148,827	114,420
Furniture	73,490	49,979
Leasehold improvements	11,004	11,004

	538,794	474,220
Less accumulated depreciation	(333,471)	(231,164)

	$205,323	$243,056

        Depreciation expense was $102,307, $91,758 and $56,521 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company records repairs and maintenance as incurred and did not incur any material repairs and maintenance expense during the years ended December 31, 2004, 2003 and 2002.

6. Operating Leases and Commitments

        The Company conducts all of its operations in leased facilities. The Company subleases approximately 4,600 square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for three years, ending in April 2005 and is non-renewable. In connection with the above sublease, the Company issued a letter of credit on April 11, 2002 in the amount of $80,168. The letter of credit is renewable annually on April 11th for the term of the sublease with the landlord. On January 8, 2004, the Company entered into a sublease agreement for approximately 2,800 additional square feet of office space at 125 Summer Street, Boston, Massachusetts. The sublease term is for two years ending in December 2005. In connection with this sublease, the Company issued a letter of credit on January 8, 2004 in the amount of $5,833. The letter of credit expires on December 31, 2005.

        In addition, the Company subleases approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, Massachusetts from New England Medical Center ("NEMC"). The Company currently has no written sublease with NEMC and is a tenant at will. Rent expense under these arrangements amounted to $396,000, $311,000 and $290,000 in 2004, 2003 and 2002, respectively.

        The Company also has in place operating leases for its telephone system and copiers, each with a term of three years ending in 2007. The Company does not have any capital leases for any of its capital equipment, furniture or fixtures.

        At December 31, 2004, future minimum commitments, under leases with noncancelable terms of more than one year are as follows:

Year ended December 31:
2005	$143,186
2006	15,072
2007	6,697

Total	$164,955

        In addition to the above future minimum commitments, the Company incurs annual rent expense totaling approximately $179,000 under the current tenant-at-will arrangement with NEMC and anticipates that the level of expense incurred under the arrangement will continue into the foreseeable future.

        The Company's leases for office space at their 125 Summer Street location expire during 2005 and the Company is currently evaluating options for relocating its corporate headquarters.

7. Stock Option Plans

        Prior to the merger, which occurred on March 15, 2002, options to purchase stock of Point Massachusetts were granted under the Point Massachusetts 1997 Stock Option Plan, as amended (the "1997 Plan") and options to purchase stock of HMSR Inc. were granted under HMSR Inc.'s Amended and Restated 1994 Stock Option Plan (the "1994 Plan") and HMSR Inc.'s Director's Plan, as amended (the "Director Plan"). All options outstanding under the 1994 Plan and the Director Plan were adjusted in accordance with the 1-for-10 reverse split of the Company's common stock which took place immediately prior to the merger. All options outstanding under the 1997 Plan at the time of the merger converted into the right to receive 4.16168 shares of the Company's common stock (see Note 3). From and after the merger, the 1994 Plan and the Director Plan remained in full effect while the 1997 Plan was frozen such that options may still be exercised under that plan but no further grants of options may be made under the 1997 Plan. In 2003, the Company authorized a new 2003 Stock Option Plan for Non-Employee Directors. As of December 31, 2004, a total of 4,521,382 shares have been authorized for grants of options or shares under the 1994 Plan, the 1997 Plan, the Director Plan and the 2003 Directors' Plan (the "Plans"), of which 1,258,706 are available for grant. Stock options granted during 2004, 2003 and 2002 generally have a maximum term of ten years and vest periodically over a period of one to five years.

        During the years ended December 31, 2004, 2003, and 2002, the Company granted a total of 1,082,500, 832,052 and 336,700 options, respectively to employees and directors of the Company under its Plans. In addition, during the years ending December 31, 2004, 2003 and 2002, the Company also granted 10,000, 153,333 and 39,200 options to outside consultants, respectively. The Company has applied the recognition provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, related to these grants to outside consultants. The grants vest periodically over a period of one to four years and the expense related to these options is being charged to compensation expense within research and development over the vesting period of the options. During the years ended December 31, 2004, 2003 and 2002, the Company recorded $471,513, $64,073 and $20,400, respectively, related to options granted to outside consultants in total. The fair value of these options was determined using the Black-Scholes option-pricing model.

        The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. The exercise price for incentive stock options cannot be below the fair market value of the Company's stock on the date of grant. Furthermore, the option exercise period will not exceed ten years from the date of grant.

        The following table presents the activity of the Plans for the years ended December 31:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,261,023	$2.32	1,275,638	$2.80	993,376	$3.11
Granted	1,092,500	5.77	985,385	1.11	375,900	2.11
Exercises	(106,034)	2.31	—	—	—	—
Canceled	(48,768)	3.39	—	—	(93,638)	3.27

Outstanding at end of year	3,198,721	$3.48	2,261,023	$2.32	1,275,638	$2.80

Exercisable at end of year	1,566,670	$2.93	1,129,262	$3.18	706,294	$2.89

Weighted-average per share fair value of options granted	$3.85		$0.74		$1.43

        The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2004:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.55–$0.80	850,033	8.22	355,242	$0.78
$1.18–$1.45	172,000	7.47	122,500	1.42
$2.41	212,238	2.94	212,238	2.41
$3.00–$3.90	915,250	6.32	774,990	3.38
$4.16–$5.79	115,500	9.50	25,000	5.35
$6.00–$6.50	929,500	9.18	72,500	6.04
$15.00–$162.50	4,200	1.58	4,200	104.67

	3,198,721	7.59	1,566,670	$2.93

8. Common Stock

        On March 15, 2002, in connection with the merger (see note 3) the Company announced the approval of an amendment of its Certificate of Incorporation to effect a 1 for 10 reverse split of the Company's common stock and to change the Company's name to Point Therapeutics, Inc. Effective on March 18, 2002, the OTC Bulletin Board stock symbol for the Company's common stock was changed to "POTP." Pursuant to the Merger Agreement, each share of Point Massachusetts common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 4.16168 shares of the Company's common stock. The total number of issued and outstanding shares of the Company's common stock was approximately 9,276,000 immediately after giving effect to the Merger and the 1 for 10 reverse split. As a result of the Merger, the former stockholders of Point Massachusetts held, immediately after the Merger, approximately 79.6% of the issued and outstanding shares of the Company's common stock; the remaining 20.4% of the issued and outstanding shares of the Company's common stock were held by the stockholders who held the Company's common stock immediately before the Merger became effective.

        On October 3, 2003, the Company sold and issued 5,600,001 shares of common stock at a price of $2.00 per share to various investors in a private placement, resulting in net proceeds to the Company of $10,423,000 after related costs.

        On March 26, 2004, the Company sold and issued 3,000,000 shares of common stock at a price of $4.50 per share to new and existing institutional investors in a private placement, resulting in net proceeds to the Company of $12,137,000 after related costs.

9. Income Taxes

        The Company's effective income tax expense as of December 31, 2004, 2003 and 2002 differed from the expected US federal statutory income tax rate as set forth below:

	December 31,
	2004	2003	2002
Expected federal tax benefit	$(5,153,743)	$(2,627,102)	$(2,542,719)
State income taxes, net of federal benefit	(950,411)	(484,469)	(468,907)
Stock compensation expense and other	160,314	21,785	6,936
Other permanent differences	11,043	7,710	2,380
Carryforward of net operating losses	5,932,797	3,082,076	3,002,310

Income tax expense	$—	$—	$—

        As of December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $123,157,000 and $27,600,000, to offset future federal and state taxable income, respectively. The Company also has research and development tax credit carryforwards of approximately $1,397,000 and $1,081,000 to offset future federal and state tax, respectively. The tax losses and tax credits will expire at various times through 2024. The net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided in Internal Revenue Code (IRC) sections 382 and 383.

        Deferred tax assets at December 31, 2004 and 2003 consist of the following:

	December 31,
	2004	2003
Deferred tax liabilities:
Depreciation	$(30,607)	$(17,005)

Total deferred tax liabilities	(30,607)	(17,005)
Deferred tax assets:
Net operating loss carryforwards	43,603,770	40,336,159
Research and development credit carryforwards	2,110,940	2,708,196
Accrued expenses and other	24,315	35,088
Intangible assets	424,838	358,552

Total deferred tax assets	46,163,863	43,437,995

Net deferred tax assets:	46,133,256	43,420,990
Valuation allowance	(46,133,256)	(43,420,990)

Net deferred taxes	$—	$—

        We account for income taxes under the provision of SFAS No. 109 which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the "more-likely-than-not" standard of realizing such benefit. In determining whether it is "more-likely-than-not" that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered in making the determination. SFAS No. 109 also indicates that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore we have determined that it is required by the provision of SFAS No. 109 to maintain a valuation allowance for all of the recorded net deferred tax assets. This determination is based primarily on historical losses without considering the impact of any potential upturn in our business. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change. The valuation allowance increased by $2,712,000 during 2004.

10. Net Income (Loss) Per Common Share

        Net loss per common share is presented under the requirements of FAS No. 128, "Earnings per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per common share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company's potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for the years ended December 31, 2004, 2003 and 2002, they have been excluded from the computation of weighted-average shares used in computing dilutive net loss per common share for the years ended December 31, 2004, 2003 and 2002. Dilutive securities totaling 7,291,364, 5,622,785 and 1,537,400 for the years ended December 31, 2004, 2003 and 2002, respectively have been excluded from the calculation.

	Year ended December 31,
	2004	2003	2002
Net loss	$(15,158,068)	$(7,726,772)	$(7,478,585)

Weighted-average shares outstanding:
Denominator for basic earnings per share	17,471,266	10,656,577	8,897,917
Common stock equivalent:
— stock options	—	—	—
— warrants	—	—	—

Denominator for diluted earnings per share	17,471,266	10,656,577	8,897,917

Net loss per common share
Basic and diluted	$(0.87)	$(0.73)	$(0.84)

11. Retirement Savings Plan

        The Company implemented a 401(k) retirement savings plan covering all of the Company's employees on January 1, 2002. Matching Company contributions are at the discretion of management of the Company. Management authorized matching contributions up to 3% of participants' salaries amounting to approximately $64,000, $46,000 and $24,000 for the year ended December 31, 2004, 2003 and 2002, respectively.

12. Related Party Transactions

        The Company utilizes the services of a law firm, of which a Director of the Company is a Partner. During 2004, 2003 and 2002, the Company paid fees totaling approximately $342,000, $309,000 and $558,000, respectively, for legal services in connection with organizational, general corporate, transaction and other related matters. The Company believes that the fees charged by the law firm to the Company are as fair to the Company for the services provided as could have been obtained from another comparable law firm.

13. Merger

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

        The merger allowed Point Massachusetts to increase its capital resources by providing Point Massachusetts with immediate access to HMSR Inc.'s existing cash assets which enabled Point Massachusetts to fund its clinical program and other product development activities through 2003. For HMSR Inc., the merger allowed the HMSR Inc. stockholder to potentially enhance the value of their shares by investing in Point Massachusetts.

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

14. Subsequent Event

        On March 4, 2005, the Company closed on a registered direct offering for the sale of 3,650,000 shares of its common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of approximately $180,000, net proceeds to the Company will be approximately $15,095,000. The offered shares are registered pursuant to Point's $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

        As a result of this offering, 900,000 warrants with an initial exercise price of $6.25 have been repriced to $6.02 per share. These warrants were originally issued in March 2004 and expire in 2009.

15. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2004	Second Quarter Ended June 30, 2004	Third Quarter Ended September 30, 2004	Fourth Quarter Ended December 31, 2004
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,025,617	2,204,776	3,398,493	3,695,359
General and administrative	1,127,681	837,152	941,920	1,083,910

Total operating expenses	3,153,298	3,041,928	4,340,413	4,779,269
Loss from operations	(3,153,298)	(3,041,928)	(4,340,413)	(4,779,269)
Interest income	18,786	33,603	46,530	57,921
Interest expense	—	—	—	—

Net loss	$(3,134,512)	$(3,008,325)	$(4,293,883)	$(4,721,348)

Basic and diluted net loss per common share:	$(0.21)	$(0.17)	$(0.24)	$(0.26)

Shares used in computing net loss per common share:	15,168,907	18,186,742	18,254,331	18,257,836

	First Quarter Ended March 31, 2003	Second Quarter Ended June 30, 2003	Third Quarter Ended September 30, 2003	Fourth Quarter Ended December 31, 2003
Total revenues	$96,150	$—	$—	$18,891
Operating expenses:
Research and development	1,438,504	1,101,781	1,303,898	1,516,527
General and administrative	544,183	551,703	615,141	845,408

Total operating expenses	1,982,687	1,653,484	1,919,039	2,361,935
Loss from operations	(1,886,537)	(1,653,484)	(1,919,039)	(2,343,044)
Interest income	24,936	17,373	11,069	21,954
Interest expense	—	—	—	—

Net loss	$(1,861,601)	$(1,636,111)	$(1,907,970)	$(2,321,090)

Basic and diluted net loss per common share:	$(0.20)	$(0.18)	$(0.21)	$(0.16)

Shares used in computing net loss per common share:	9,275,755	9,275,755	9,275,755	14,754,017

QuickLinks

POINT THERAPEUTICS, INC. TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit Index
  Item 15 (c) Exhibits
POINT THERAPEUTICS, INC. AND SUBSIDIARIES (A Development Stage Company)
POINT THERAPEUTICS, INC. (A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
POINT THERAPEUTICS, INC. AND SUBSIDIARIES (A Development Stage Company)
Report of Independent Registered Public Accounting Firm
POINT THERAPEUTICS, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
POINT THERAPEUTICS, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
POINT THERAPEUTICS, INC. AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
POINT THERAPEUTICS, INC. AND SUBSIDIARIES (A Development Stage Company)