Form 10-K/A
period 2004-12-31
POINT THERAPEUTICS INC
filed 2005-05-02
CIK 919745

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
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

        Documents incorporated by reference: None.

Explanatory Note

        This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of the Registrant filed on March 15, 2005 with the Securities & Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Registrant will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.

        In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 15, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

POINT THERAPEUTICS, INC.
TABLE OF CONTENTS

Year 2004 Form 10-K/A Annual Report

In this report, "Point," "the Company," "we," "us" and "our" refer to Point Therapeutics, Inc.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Our Board of Directors currently consists of seven (7) directors. Each directors' term expires at each annual meeting, and our stockholders must elect individuals to serve as our Board of Directors until the following year's annual meeting. Certain information regarding each of our directors is set forth below.

Name	Age	Position
Donald R. Kiepert, Jr.	57	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy J. Barberich(1)(3)	57	Director
Richard J. Benjamin (2)	45	Director
Thomas M. Claflin II(2)	64	Director
Larry G. Pickering	62	Director
Daniel T. Roble(1)(3)	59	Director
William J. Whelan, Jr.(1)(2)	50	Director

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

        Mr. Barberich has served as our director since inception in 1993 and was Chairman of the Board of Directors from 1993 until March 1996 and from April 1997 until March 15, 2002. Mr. Barberich has also served as a director of Point Massachusetts since March 1999. Mr. Barberich was a founder of Sepracor, Inc. and since 1984, Mr. Barberich has served as Chairman of the Board of Directors and Chief Executive Officer of Sepracor. From 1984 to 1999, Mr. Barberich served as President of Sepracor. Mr. Barberich also serves as a director of BioSphere Medical, Inc. and a private company.

        Dr. Benjamin, has served as our director since July 7, 2004. Dr. Benjamin is Chief Medical Officer of the American Red Cross, New England Region. Dr. Benjamin also serves as an Assistant Professor of Pathology at Harvard Medical School and is a member of the Joint Program in Transfusion Medicine. He received his medical training at the University of Cape Town, South Africa, followed by doctoral studies in Immunology at Cambridge University, England. Thereafter, he undertook post-doctoral studies on the molecular mechanisms of antigen presentation at Stanford University, before initiating Hematopathology and Transfusion Medicine training at the Brigham and Women's Hospital.

        Mr. Claflin has served as our director since March 15, 2002 and as a director of Point Massachusetts since December 1999. He is the President and Chief Executive Officer of the venture capital firm of Claflin Capital Management, which he founded in 1978. Prior to forming Claflin Capital, he was a general partner of PaineWebber's venture capital partnerships and a vice president of the Boston venture capital firm of T.A. Associates.

        Mr. Pickering has served as our director since May 24, 2004. He is currently a consultant to CSFB Private Equity. He was previously a corporate Vice President for Johnson & Johnson. Mr. Pickering spent 32 years with Johnson & Johnson companies, starting as a sales representative for Ortho Pharmaceuticals and progressing through increasingly senior positions including national sales manager and division vice president-general manager. He also served as president of the Johnson & Johnson subsidiary, Janssen USA, company group chairman for Johnson & Johnson Consumer Pharmaceuticals and later president of the Johnson & Johnson Development Corporation. Mr. Pickering is also a director of two private companies.

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

        See "Security Ownership of Certain Beneficial Owners and Management" included in Item 12 of this Annual Report on Form 10K/A for a summary of the shares of common stock owned by each of the directors.

Audit Committee

        Current members of our Audit Committee include Richard J. Benjamin, Thomas M. Claflin II and William J. Whelan, Jr.. Our Board of Directors has determined that Mr. Whelan, the Chairman of our Audit Committee, is an audit committee financial expert, as that term is defined under Regulation S-K, Item 401(h), and that he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Executive Officers

        The following is a list of our executive officers and their principal positions with us as of April 25, 2005. All of our officers are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	57	Chairman, President, Chief Executive Officer, and Director
Richard N. Small	50	Senior Vice President, Chief Financial Officer and Treasurer
Michael P. Duffy	44	Senior Vice President, General Counsel and Secretary
Barry Jones, Ph.D.	56	Senior Vice President, Research
Margaret J. Uprichard, Pharm.D.	46	Senior Vice President, Chief Development Officer

        Mr. Kiepert has served as our President, Chief Executive Officer and as a director since March 2002, the date of the merger with Point Massachusetts, and served as President, Chief Executive Officer and as a director of Point Massachusetts since its inception in 1996. Prior to joining Point, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several healthcare-based companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman and as a director of two private companies. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

        Mr. Small has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2002, the date of the merger with Point Massachusetts, and served as Senior Vice President, Chief Financial Officer and Treasurer of Point Massachusetts since its inception in 1996. Prior to joining Point, he was Vice President and Chief Financial Officer of ImmuLogic Pharmaceutical Corporation from 1992 to 1996. Mr. Small has also worked in various management positions at Dennison Manufacturing Company and the public accounting firm of Coopers and Lybrand LLP. Mr. Small presently serves as a director for a private company.

        Mr. Duffy has served as our Senior Vice President, General Counsel and Secretary since May 2002. Prior to joining Point, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc. / Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray in Boston, Massachusetts. Mr. Duffy is also a founder and principal of a private business advisory firm.

        Dr. Jones has served as our Senior Vice President of Research since January 2003 and as our Vice President of Research since March 2002, the date of the merger with Point Massachusetts and as Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point Massachusetts, he was Director of Immunology at Procept, Inc., from 1993 through July 1997. Dr. Jones has also held academic research positions at Yale University's School of Medicine and at Pennsylvania State University.

        Dr. Uprichard joined us in January 2003 as Vice President, Clinical and Regulatory Affairs. In December 2003, she was promoted to Senior Vice President, Clinical and Regulatory Affairs and in March 2005 to Senior Vice President, Chief Development Officer. Prior to joining Point, she founded a consulting company in drug development and served as Head of Regulatory, Clinical and/or Preclinical Affairs for both Curis, Inc and Paion, GmbH, from 2001-2003. From 1990-2001, Dr. Uprichard held senior positions in both Clinical and Regulatory Affairs for Warner-Lambert/Pfizer in the oncology, neurology, cardiovascular, and rheumatology areas.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during the fiscal year ended December 31, 2004, all filing requirements were timely satisfied.

Code of Ethics and Conduct

        Our Board of Directors adopted a code of business ethics and conduct, The Point Therapeutics, Inc. Corporate Code of Ethics and Conduct (the "Code of Ethics"), applicable to all of our executives, directors and employees, on March 16, 2004. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment in a report on Form 8-K within five days of such amendment or waiver. For more information, please refer to the Code of Ethics attached to the Preliminary Proxy Statement filed with the SEC on April 26, 2004 as Appendix A. The Code of Ethics is also posted on the corporate governance section of our website at www.pther.com. The Code of Ethics is also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President & General Counsel, at our corporate headquarters.

Item 11.    Executive Compensation

Compensation of Directors

        Under our current policies, we do not provide cash compensation to members of our Board of Directors for serving on our Board of Directors or for attendance at board and committee meetings. Members of our Board of Directors are reimbursed for travel and other reasonable expenses in connection with attendance at board and committee meetings. In consideration for services as directors, we also grant options to purchase shares of our common stock to members of our Board of Directors who are not employed by us.

        Each non-employee director is granted an option to purchase 30,000 shares of common stock on the date he or she is first elected or named a director. Thereafter, on a bi-annual basis starting in calendar year 2005 and immediately following the then-annual meeting of stockholders, each non-employee director will be awarded an option to purchase 20,000 shares of common stock. The Compensation Committee also has the ability to award stock options to non-employee directors in such amounts and on such terms consistent with our options plans. In 2004, both Mr. Benjamin and Mr. Pickering were granted an option to purchase 30,000 shares of common stock at market value upon joining our Board of Directors. In addition, options for a total of 10,000 shares were granted at fair market value to each non-employee director during 2004.

Executive Officer Compensation

        The following table provides certain summary information for the fiscal years ended December 31, 2004, 2003 and 2002, concerning compensation paid or accrued by us to or on behalf of the persons who served as our executive officers in 2004:

SUMMARY COMPENSATION TABLE(1)

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)(2)
Donald R. Kiepert, Jr. Chairman, President and Chief Executive Officer	2004 2003 2002	$ $ $	344,365 309,637 301,154	$ $ $	99,000 90,000 90,000	— — —	200,000 120,000 60,000	$ $ $	5,242 4,120 3,326
Richard N. Small Senior Vice President, Chief Financial Officer and Treasurer	2004 2003 2002	$ $ $	219,281 196,065 190,730	$ $ $	62,700 57,000 58,000	— — —	125,000 80,000 40,000	$ $ $	7,832 6,161 4,965
Michael P. Duffy(3) Senior Vice President, General Counsel and Secretary	2004 2003 2002	$ $ $	219,281 196,065 92,369		$62,700 57,000 —	— — —	80,000 80,000 106,000	$ $ $	5,811 720 96
Barry Jones, Ph.D. Senior Vice President, Research	2004 2003 2002	$ $ $	219,281 190,961 160,269	$ $ $	62,700 57,000 48,000	— — —	100,000 80,000 30,000	$ $ $	7,532 6,271 4,643
Margaret J. Uprichard, Pharm.D.(4) Senior Vice President, Chief Development Officer	2004 2003 2002	$ $	219,281 184,719 —	$ $	62,700 10,000 —	— — —	150,000 100,000 —	$ $	5,931 5,503 —

(1)
The merger between us and Point Massachusetts was effective as of March 15, 2002. Accordingly, the summary compensation information provided in this table for the period from March 16, 2002 through December 31, 2003 was paid entirely by us, and the compensation information for the periods from January 1, 2002 through March 15, 2002 consists of compensation paid entirely by Point Massachusetts.

(2)
Other compensation in 2004 includes a matching 401(k) contribution totaling $3,430, $6,500, $5,571, $6,500 and $5,571 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively. In addition, other compensation in 2004 includes reimbursement for health club memberships in the amount of $780 for each of Mr. Kiepert and Mr. Small. Other compensation in 2003 includes a matching 401(k) contribution totaling $3,088, $5,801, $480, $5,719 and $5,143 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively. Other compensation in 2002 includes a matching 401(k) contribution totaling $3,002, $4,754 and $4,319 for Mr. Kiepert, Mr. Small and Dr. Jones, respectively. All other amounts in 2004, 2003 and 2002 represent the taxable portion of group term-life insurance.

(3)
Mr. Duffy joined us part-time in May 2002 and full-time in September 2002.

(4)
Dr. Uprichard joined us in January 2003.

  Option Grants During 2004

        The following table sets forth option grants by us to Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones, and Dr. Uprichard during the year ended December 31, 2004 under our Amended and Restated 1994 Stock Option Plan. The maximum term of each option granted was ten years from the date of grant, subject to earlier termination in the event of resignation or termination of employment. The percentage of the total options granted to our employees in 2004 shown in the table below is based on options to purchase an aggregate of 962,500 shares of our Common Stock granted to employees during the year ended December 31, 2004. The exercise price of each option was equal to the fair market value of our common stock on the date of grant as determined by the Board of Directors.

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

	Option Grants Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Or Base Price ($/Sh)	Expiration Date
					5%($)	10%($)
Donald R. Kiepert, Jr.	200,000	20.8%	$6.00	3/16/2014	$1,954,674	$3,112,491
Richard N. Small	125,000	13.0%	$6.00	3/16/2014	$1,221,671	$1,945,307
Barry Jones, Ph.D.	100,000	10.4%	$6.00	3/16/2014	$977,337	$1,556,245
Michael P. Duffy	80,000	8.3%	$6.00	3/16/2014	$781,869	$1,244,996
Margaret J. Uprichard, Pharm.D.	150,000	15.6%	$6.00	3/16/2014	$1,466,005	$2,334,368

  Aggregated Option Exercises and Fiscal-Year-End Option Values

        The following table sets forth option exercises by Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy and Dr. Uprichard and value of in-the-money unexercised options held by each such person at December 31, 2004.

        The value of unexercised in-the-money options held at December 31, 2004 represents the total gain which the option holder would realize if the option holder exercised all of the in-the-money options held at December 31, 2004, and is determined by multiplying the number of shares of our common stock underlying the options by the difference between $5.36 (which was the fair market value per share of our common stock at fiscal year end December 31, 2004) and the applicable per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

			Number Of Securities Underlying Unexercised Options At FY-End (#)		Value Of Unexercised In-The-Money Options at FY-End
Name	Shares Acquired On Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald R. Kiepert, Jr	—	—	216,061	330,404	$521,907	$496,910
Richard N. Small	—	—	170,050	210,202	$449,011	$328,655
Barry Jones, Ph.D.	—	—	109,909	179,161	$309,377	$315,284
Michael P. Duffy	—	—	99,500	166,500	$402,045	$377,215
Margaret J. Uprichard, Pharm.D.	—	—	25,000	225,000	$116,250	$348,750

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

  •
  Barry Jones, Ph.D., Senior Vice President, Research

  •
  Michael P. Duffy, Senior Vice President, General Counsel and Secretary

  •
  Margaret J. Uprichard, Pharm.D., Senior Vice President, Chief Development Officer

        Mr. Kiepert's employment agreement provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer through October 31, 2005. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The agreement provides for a base salary, currently $365,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors' discretion. If we terminate Mr. Kiepert's agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert's agreement is terminated under certain circumstances following a change of control, as that term is defined in the agreement, we are obligated to pay him a lump-sum payment equal to two times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $50,000 for fringe benefits.

        Mr. Small's employment agreement provides for his employment as Senior Vice President, Chief Financial Officer and Treasurer through October 31, 2005. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $250,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors' discretion. If we terminate Mr. Small's employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small's employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

        Dr. Jones' employment agreement provides for his employment as Senior Vice President, Research through January 1, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $231,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors' discretion. If we terminate Dr. Jones' employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones' employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

        Mr. Duffy's employment agreement provides for his employment as Senior Vice President, General Counsel and Secretary through May 28, 2005. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $231,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors' discretion. If we terminate Mr. Duffy's employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy's employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

        Dr. Uprichard's employment agreement provides for her employment as Senior Vice President, Chief Development Officer through January 13, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $250,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors' discretion. If we terminate Dr. Uprichard's employment agreement for any reason other than for cause, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard terminates her agreement for good reason, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard's employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay her a lump sum payment equal to one and one-half times the sum of her base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Compensation Committee

        The Compensation Committee consists entirely of independent directors within the meaning the NASDAQ stock market listing standards and applicable SEC regulations. Current members of the Compensation Committee are Daniel T. Roble, Timothy J. Barberich, and William J. Whelan, Jr. The Compensation Committee met six times during 2004.

        The Compensation Committee's primary responsibilities are to address chief executive officer, executive officer, and senior talent development, retention, performance, succession planning, and to oversee compensation and benefit matters. It reviews the qualifications of the executive officers and nominates executive officers for election by the Board. It reviews and approves our compensation policy to ensure that our compensation strategy supports organizational objectives and stockholder interests, and considers appropriate companies for compensation comparison purposes. The Compensation Committee determines the compensation of the chief executive officer and reviews and approves the compensation of all other executive officers. It approves and recommends, and suggests material changes to, any employee incentive compensation or retirement plans.

        The Compensation Committee chooses the outside compensation consultant that we engage, sets the budget for the consultant and reviews the services provided by the consultant to management. The Compensation Committee also meets regularly with the consultant in private sessions without management present.

        For further information concerning the duties and responsibilities of the Compensation Committee, see the discussion below under the heading "Report of the Compensation Committee". In addition, the Compensation Committee Charter is posted in the corporate governance section of our website at http://www.pther.com.

Report of the Compensation Committee

  Overview and Philosophy

        The Compensation Committee's primary responsibilities are to address chief executive officer, executive officer, and senior talent development, retention, performance, succession planning, and to oversee compensation and benefit matters. It reviews the qualifications of the executive officers and nominates executive officers for election by the Board. It reviews and approves our compensation policy to ensure that our compensation strategy supports organizational objectives and stockholder interests, and considers appropriate companies for compensation comparison purposes. The Compensation Committee determines the compensation of the chief executive officer and reviews and approves the compensation of all other executive officers. It approves and recommends, and suggests material changes to, any employee incentive compensation or retirement plans. The Compensation Committee chooses the outside compensation consultant that we engage, sets the budget for the consultant and reviews the services provided by the consultant to management. The Compensation Committee also meets regularly with the consultant in private sessions without management present.

  Executive Compensation and Benefit Program

        The objectives of our executive compensation program are to:

  •
  Attract and retain key executives critical to our long-term success;

  •
  Align the interests of the executive officers with the interests of stockholders and our success; and

  •
  Recognize and reward individual performance and responsibility

        General.    Our executive compensation program consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options. In addition, executive officers participate in benefit programs that are available to all of our employees. These benefits include medical, dental, life insurance, 401(k) and Section 125 plans.

        We believe that base salary should be maintained at a competitive level, sufficient to recruit and retain individuals possessing the skills and experience necessary to achieve our goals and objectives over the long term. Base salary levels are generally established with reference to various industry-related surveys and the recommendations of compensation consultants. Periodic adjustments in base salary may be made by reference to competitive factors as well as an employee's individual performance. Other benefits are maintained at what the Committee believes is an industry-competitive level.

        Base Compensation.    Base salaries for executive officers are set at levels believed by the Compensation Committee to be sufficient to attract and retain qualified executive officers based on the stage of our development and the market practices of other companies. A change in base salary of an executive officer is based on an evaluation of the performance of the executive, prevailing market practices and our performance as a whole. In determining base salaries, the Compensation Committee not only considers our short term performance, but also the success of the executive officers in developing and executing our strategic plans, developing management employees and exercising leadership in our development.

        Short-Term Incentive Compensation.    The Compensation Committee has discretionary authority to award bonuses on an annual basis to individual executive officers. The Compensation Committee believes that annual bonuses provide significant incentives to our executive officers because they enable the Compensation Committee to reward outstanding individual achievement.

        Long-Term Incentive Compensation.    We provide long-term incentives to our executive officers and key employees in the form of stock options. The objectives of this program are to align executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return, and to enable executives to develop and maintain a significant long-term stock ownership in our common stock. Stock options are granted at an option exercise price that is determined by the Board as of the date of grant. However, the option exercise price may not be less than the fair market value of the common stock at the time the option is granted. Accordingly, these stock options will only have value if our stock price increases above the fair market value of the common stock at the time they were granted. In selecting executives eligible to receive option grants and determining the amount and frequency of such grants, we evaluate a variety of factors, including (i) the level of the executive, (ii) option grants awarded by competitors to executives at comparable job levels, and (iii) past, current and prospective service to us rendered, or to be rendered, by the executive.

        Compensation of Chief Executive Officer.    Based on the executive compensation policy and components described above, the Compensation Committee recommended the salary and incentive bonus received by Donald R. Kiepert, Jr., our President and Chief Executive Officer, for services rendered in fiscal year 2004. Mr. Kiepert received a base salary of $330,000 from January through March 2004 and a base salary of $345,000 for the remainder of 2004. Dr. Kiepert also earned a bonus of $99,000 for the year. Mr. Kiepert's compensation in 2004 was set within the range of compensation for chief executives with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, with reference to information from compensation consultants, as determined and approved by the Compensation Committee. Specific factors the Compensation Committee considered in determining Mr. Kiepert's compensation included our success in capital raising activities, advances in the clinical development of our lead product talabostat, and progress made in our staffing and organizational development.

        Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to its Chief Executive Officer and its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. We generally intend to structure grants of stock options to our executive officers to comply with the statute and thereby to mitigate any disallowance of deductions under Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when the Compensation Committee believes that such payments are appropriate, after taking into consideration circumstances such as changing business conditions or the officer's individual performance, and are in the best interest of the stockholders. In any event, there can be no assurance that compensation attributable to stock options will be exempted from Section 162(m).

COMPENSATION COMMITTEE
Daniel T. Roble, Chairman
Timothy J. Barberich
William J. Whelan, Jr.

        The above report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

        Board members who served on the Compensation Committee during fiscal year 2004 were Mr. Barberich, Mr. Roble and Mr. Whelan. Neither Mr. Barberich, Mr. Roble nor Mr. Whelan was at any time during 2004 an officer or employee of ours or any of our subsidiaries. Mr. Whelan does not have any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Barberich is Chairman of the Board and Chief Executive Officer of Sepracor Inc., a beneficial owner of approximately 1.95% of our common stock as of December 31, 2004, and Mr. Roble is a limited partner at Ropes & Gray LLP, one of our outside legal service providers. Please see "Certain Relationships and Related Transactions" under Item 13 or additional disclosure regarding Mr. Barberich's and Mr. Roble's relationships with Point.

        None of our executive officers in 2004 served as a member of the Compensation Committee (or other committee serving an equivalent function).

Comparative Stock Performance

        The graph below compares the cumulative total stockholder return on our common stock for the period from January 1, 2000 through December 31, 2004 with the cumulative total return on (i) Nasdaq Biotechnology Index and (ii) Russell 2000 Index. The comparison assumes investment of $100 on January 1, 1999 in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPANY/INDEX/MARKET	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Point Therapeutics, Inc.	$100.00	$4.17	$6.33	$1.08	$5.58	$8.93
Nasdaq Biotechnology Index	$100.00	$132.54	$113.51	$73.84	$108.10	$114.12
Russell 2000 Index	$100.00	$95.68	$96.66	$75.80	$110.19	$129.47

        This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of April 25, 2005, certain information concerning beneficial ownership of our stock (as determined under the rules of the SEC) by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our Directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

        Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

        Except as otherwise indicated, the address for each person is to the care of Point Therapeutics, Inc., 125 Summer Street, Suite 1840, Boston, MA 02110.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
ProQuest Investments(1) 600 Alexander Park Road, Suite 204 Princeton, NJ 08540	2,625,000	11.35%
Federated Investors, Inc.(2) Federated Investors Towers Pittsburgh, PA 15222-3779	2,019,396	9.01
Narragansett Asset Management, LLC(3) 540 Madison Avenue, 38th Floor New York, NY 10022	1,355,000	6.09
Donald R. Kiepert, Jr.(4)	875,793	3.88
Richard N. Small(5)	393,541	1.75
Barry Jones, Ph.D.(6)	182,410	*
Michael P. Duffy(6)	126,000	*
Thomas M. Claflin II(7)	109,164	*
Timothy J. Barberich(6)	92,508	*
William J. Whelan, Jr.(8)	76,212	*
Daniel T. Roble(6)	65,808	*
Margaret J. Uprichard, Pharm. D.(6)	65,000	*
Richard J. Benjamin, Ph.D.(6)	59,740	*
Larry G. Pickering(6)	40,000	*
All directors and executive officers as a group (11 persons)(9)	2,086,117	8.87

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

(2)
Consists of total shares of common stock held by the Federated Kaufmann Fund, the Federated Kaufmann Small-Cap Fund, a portfolio of Federated Equity Funds, American Skandia Trust, a portfolio of Federated Equity Funds and 175,000 shares issuable to American Skandia Trust upon the exercise of common stock warrants.

(3)
Consists of 341,700 shares of common stock held by Narragansett I, L.P., 663,300 shares of common stock held by Narragansett Offshore, Ltd., 244,999 shares of common stock held by Narragansett Strategic Partners, LP and 105,001 shares of common stock held by Narragansett Strategic Offshore, Ltd.

(4)
Includes 311,063 shares issuable to Mr. Kiepert upon the exercise of options currently exercisable or exercisable within 60 days of April 25, 2005.

(5)
Includes 231,303 shares issuable to Mr. Small upon the exercise of options currently exercisable or exercisable within 60 days of April 25, 2005.

(6)
Consists solely of shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 25, 2005.

(7)
Consists of 67,938 shares owned directly by Mr. Claflin, 4,351 shares of common stock held by Claflin Capital and Black Diamond Fund, 4,778 shares of common stock held by Seven Partners and 7,097 shares of common stock held by Claflin Profit Sharing Plan and 25,000 shares issuable to Mr. Claflin upon the exercise of options currently exercisable or exercisable within 60 days of April 25, 2005.

(8)
Includes 65,808 shares issuable to Mr. Whelan upon the exercise of options currently exercisable or exercisable within 60 days of April 25, 2005.

(9)
Includes 1,264,641 shares of common stock subject to options or warrants currently exercisable or will become exercisable within 60 days of April 25, 2005.

(10)
As of April 25, 2005, there were 22,243,269 common stock shares of Point outstanding.

(11)
Information included in this report was derived from various sources known to us including filings made with the Securities and Exchange Commission, statements filed with us by our directors and executive officers and our company records.

Securities Authorized for Issuance Under Equity Compensation Plans

        We maintain four stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, the 1994 Directors' Stock Option Plan, as amended, and the 2003 Stock Option Plan for Non-Employee Directors (the "Plans"), which were approved by Board of

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

Item 13.    Certain Relationships and Related Transactions

        On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into an Agreement and Plan of Merger with Point Massachusetts. On March 15, 2002, HMSR's stockholders approved a 1-for-10 reverse split of HMSR's common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the merger agreement previously entered into by both parties. The merger became effective on March 15, 2002, at which time, Point Massachusetts became our wholly-owned subsidiary. Point Massachusetts subsequently changed its name to "Point Therapeutics Massachusetts, Inc."

        As noted above, Mr. Barberich, our director, is a Chairman of the Board of Directors and Chief Executive Officer of Sepracor, which beneficially owned approximately 31.5% of HMSR's common stock as of December 31, 2001. Mr. Barberich also has served as a director of Point Massachusetts since March of 1999. As of December 31, 2001, Mr. Barberich beneficially owned approximately 1% of HMSR's outstanding common stock and less than 1% of Point Massachusetts' outstanding common stock. Mr. Barberich's interests were disclosed to and considered by HMSR's and Point Massachusetts' Boards of Directors in connection with their consideration of the merger. Mr. Barberich abstained from voting on the merger and the merger agreement at the meetings of each company's Board of Directors because of these interests.

        Mr. Daniel T. Roble, our director, is a limited partner of the law firm of Ropes & Gray LLP. Ropes & Gray LLP provided Point Massachusetts with legal services in the past and currently provides legal services to us.

Item 14.    Principal Accountant Fees and Services

        The Board of Directors has appointed Ernst & Young LLP to examine the financial statements of Point for the fiscal year 2005. In 2004, in addition to audit services, Ernst & Young LLP provided tax compliance and tax preparation services to Point. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Ernst & Young LLP. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our audit committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily to tax services and merger and acquisition due diligence and audit services. In addition, we will obtain these non-audit services from Ernst & Young

LLP only when the services offered by Ernst & Young LLP are more economical and efficient than services available from other service providers.

        The aggregate fees billed for professional services Ernst & Young LLP in 2004 and 2003 for these various services were:

	2004	2003
Audit Fees	$269,000	$115,000
Audit Related Fees	—	3,000
Tax Fees	14,000	26,000
All other fees	—	—

Total	$283,000	$144,000

Appointment of Registered Public Accounting Firm and Pre-Approval of Audit and Non-Audit Services

        The Board of Directors has selected Ernst & Young LLP to serve as the Company's independent registered public accounting firm for fiscal year 2005. All of the Ernst & Young LLP fees for 2003 and 2004 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. Representatives of Ernst & Young LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement and to respond to appropriate questions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May 2005.

POINT THERAPEUTICS, INC.
By:	/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 2, 2005
/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 2, 2005
* Timothy J. Barberich	Director	May 2, 2005
* Richard J. Benjamin	Director	May 2, 2005
* Thomas M. Claflin	Director	May 2, 2005
* Larry G. Pickering	Director	May 2, 2005
* Daniel T. Roble	Director	May 2, 2005
* William J. Whelan, Jr.	Director	May 2, 2005
*By:	/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr. Attorney-in-Fact

Exhibit Index

Exhibit No.		Description
24.1	†	Power of Attorney.
31.1		Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2005.
31.2		Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2005.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

†
Previously filed.

QuickLinks

Explanatory Note
POINT THERAPEUTICS, INC. TABLE OF CONTENTS
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE(1)
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
SIGNATURES
Exhibit Index