Form 10-Q
period 2005-03-31
POINT THERAPEUTICS INC
filed 2005-05-10
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

As of May 6, 2005, there were 22,418,269 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2005 and 2004 and for the Period From September 3, 1996 (Date of Inception) Through March 31, 2005

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2005 and 2004 and for the Period From September 3, 1996 (Date of Inception) Through March 31, 2005

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$24,837,840	$13,905,993
Restricted cash	386,001	86,001
Prepaid expenses and other current assets	822,838	288,511
Total current assets	26,046,679	14,280,505
Office and laboratory equipment, net	193,270	205,323
Other assets	4,878	10,247
Total assets	$26,244,827	$14,496,075

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,312,148	$912,942
Accrued clinical and drug development	1,228,484	1,106,057
Accrued expenses	511,448	378,815
Total current liabilities	3,052,080	2,397,814
Patent liability, less current portion	47,604	47,604
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 22,415,346 shares issued and 22,243,269 outstanding at March 31, 2005 and 18,435,375 shares issued and 18,263,298 shares outstanding at December 31, 2004	224,154	184,353
Treasury stock, 172,077 shares at cost, as of March 31, 2005 and December 31, 2004	(794,611)	(767,338)
Additional paid-in capital	68,325,375	52,328,072
Deficit accumulated during the development stage	(44,609,775)	(39,694,430)
Total stockholders’ equity	23,145,143	12,050,657
Total liabilities and stockholders’ equity	$26,244,827	$14,496,075

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Period from Inception (September 3, 1996) through March 31,
	2005	2004	2005
Revenues
License revenue	$—	$—	$5,115,041
Sponsored research revenue	—	—	2,400,000
Total revenues	—	—	7,515,041

Operating expenses
Research and development	3,552,984	2,025,617	35,776,379
General and administrative	1,443,632	1,127,681	17,486,408
Total operating expenses	4,996,616	3,153,298	53,262,787
Net loss from operations	(4,996,616)	(3,153,298)	(45,747,746)

Interest income, net
Interest income	81,271	18,786	1,220,623
Interest expense	—	—	(82,652)
Total interest income, net	81,271	18,786	1,137,971
Net loss	$(4,915,345)	$(3,134,512)	$(44,609,775)

Net loss per common share
Basic and diluted	$(0.25)	$(0.21)

Shares used in computing net loss per common share
Basic and diluted	19,439,848	15,168,907

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from Inception (September 3, 1996) through March 31,
	2005	2004	2005
Operating activities
Net loss	$(4,915,345)	$(3,134,512)	$(44,609,775)
Adjustments to reconcile net loss to net cash used:
Depreciation	26,387	24,789	359,858
Stock-based compensation expense	112,358	16,404	808,550
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	(300,000)	—	(386,001)
Prepaid expenses and other current assets	(534,327)	(156,707)	(842,115)
Other assets	5,369	7,398	(4,878)
Accounts payable and accrued liabilities	654,266	946,990	3,049,636
Net cash used in operating activities	(4,951,292)	(2,295,638)	(40,555,839)

Investing activities
Purchase of office and laboratory equipment	(14,334)	(31,471)	(553,128)
Net cash used in investing activities	(14,334)	(31,471)	(553,128)

Financing activities
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Proceeds from issuance of common stock, net of issuance costs	15,031,218	12,294,662	48,133,931
Proceeds from exercise of common stock warrants	866,255	516,040	1,597,756
Proceeds from exercise of common stock options	—	—	12,440
Proceeds from issuance of convertible note	—	—	1,892,904
Principal payments of patent liability	—	—	(25,509)
Net cash provided by financing activities	15,897,473	12,810,702	65,946,807

Net increase in cash and cash equivalents	10,931,847	10,483,593	24,837,840

Cash and cash equivalents, beginning of period	13,905,993	14,062,104	—

Cash and cash equivalents, end of period	$24,837,840	$24,545,697	$24,837,840

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

1. Nature of the Business

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for a variety of cancers, certain hematopoietic disorders, type 2 diabetes and as vaccine adjuvants. Point’s lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active and, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to accelerate the reconstitution of the hematopoietic system.

Point believes that talabostat and its other in-licensed DPP inhibitors represent a large market opportunity because of their wide range of potential applications, including:

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

The strategy of the Company’s current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, Point initiated four Phase 2 clinical trials of talabostat which will be ongoing through 2005. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin also to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). The Company also plans to initiate a fifth Phase 2 clinical trial, talabostat in combination with gemcitabine to treat pancreatic cancer, by the end of the second quarter of 2005. Based upon results from our Phase 2 clinical trial in NSCLC, the Company is moving forward in planning a Phase 3 program for NSCLC which it plans to initiate in the second half of 2005.  The Company is also studying talabostat in clinical trials to potentially treat both neutropenia and anemia.

In addition, the Company’s portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is currently being developed by several pharmaceutical companies as a promising therapy to treat type 2 diabetes. PT-630 has demonstrated the ability in vitro to rapidly inhibit DPP-4 for a prolonged duration. Also, PT-630 has demonstrated in in vivo animal models increased GLP-1 and insulin levels while lowering blood glucose levels. Point’s second preclinical DPP inhibitor, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. The Company has preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

In addition to these product opportunities, the Company from time to time evaluates new technologies to broaden its portfolio of potential products, including in-licensing, collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

2. Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2004, contained in a Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in 2004 have been reclassified to conform to the 2005 presentation, including the reclassification of patent expenses from research and development to general and administrative expenses in the Company’s statement of operations.

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three month periods ended March 31, 2005 and 2004. Potentially dilutive securities, consisting of stock options of 3,905,721 and warrants of 3,766,944 outstanding at March 31, 2005 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for its stock-based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(4,915,345)	$(3,134,512)
Less: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(421,996)	(252,492)
Pro forma net loss	$(5,337,341)	$(3,387,004)
Net loss per common share, as reported	$(0.25)	$(0.21)
Net loss per common share, pro forma	$(0.28)	$(0.22)

These pro forma amounts disclosed above may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life (years)	4.00	4.00
Risk-free interest rate	3.8%	3.4%
Volatility	93%	93%
Dividends	None	None

3. New Accounting Pronouncement

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005.   SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company will adopt this pronouncement on January 1, 2006 and is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

4. Common Stock

On March 4, 2005, the Company closed on a registered direct placement of 3,650,000 shares of its common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of approximately $244,500, net proceeds to the Company was approximately $15,031,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the SEC on January 12, 2005.

As a result of this offering, 900,000 warrants with an initial exercise price of $6.25 have been repriced to $6.02 per share. These warrants were originally issued in March 2004 and expire in 2009.

5.  Lease

On March 16, 2005, the Company entered into a lease agreement with KNH Realty Trust, initially for approximately 15,000 square feet of office space at 155 Federal Street, Boston MA. The lease term begins on June 15, 2005 and expires on June 14, 2010 with the option for extension. The Company will be relocating its corporate headquarters from 125 Summer Street, Boston MA to 155 Federal Street, Boston MA in June 2005.  In connection with this lease, the Company issued a letter of credit in the amount of $300,000 on March 28, 2005.  The letter of credit is collateralized by cash held in a money market fund at the Company’s financial institution and is classified as restricted cash on the Company's balance sheet at March 31, 2005. The letter of credit is renewable annually in June for the term of the sublease with the landlord.

A Form 8-K, with a copy of the lease agreement, was filed with the SEC on March 17, 2005.

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

The strategy of our current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, we initiated four Phase 2 clinical trials of talabostat which will be ongoing through 2005. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer (NSCLC), talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin also to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia (CLL). We also plan to initiate a fifth Phase 2 clinical trial, talabostat in combination with gemcitabine to treat pancreatic cancer, by the end of the second quarter of 2005. Based upon results from our Phase 2 clinical trial in NSCLC, we are moving forward in planning a Phase 3 program for NSCLC which we plan to initiate in the second half of 2005.  We are also studying talabostat in clinical trials to potentially treat both neutropenia and anemia.

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

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $44,610,000 through March 31, 2005. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (the “SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2005.

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

For the three-month periods ended March 31, 2005 and 2004, we recognized no revenue.  Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

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

Results of Operations

 Three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004

	Three Months Ended March 31,		Percent Change
	2005	2004	2005/2004

License revenue	$—	$—	—%
Total revenue	—	—	—
Research and development	3,552,984	2,025,617	75.4
General and administrative	1,443,632	1,127,681	28.0
Total operating expenses	4,996,616	3,153,298	58.5
Interest income	81,271	18,786	332.6
Net loss	$(4,915,345)	$(3,134,512)	56.8%

Revenue

We recorded no revenue during the three-month periods ended March 31, 2005 and 2004.

Operating Expenses

Research and development

During the three-month periods ending March 31, 2005 and 2004, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We had no other material research and development programs during this time period and thus the expenses disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $203,000 spent during the first three months of 2005 on external experiments for one of our other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes.

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

Research and development expenses increased 75.4% to $3,553,000 for the three-month period ended March 31, 2005 from $2,026,000 for the three-month period ended March 31, 2004.

	Three-months ended March 31,		Percent Change
Research and development	2005	2004	2005/2004
Clinical development	$2,595,098	$1,249,200	107.7%
Preclinical development	957,886	776,417	23.4
Total research and development	$3,552,984	$2,025,617	75.4%

Clinical development: Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation. Total clinical development expenses increased 107.7% to $2,595,000 for the three-month period ended March 31, 2005 from $1,249,000 for the three-month period ended March 31, 2004.

The increase in 2005 was primarily due to increased internal clinical and related manufacturing costs of $1,075,000 related to ongoing costs for our Phase 2 clinical trials. In addition, bonuses incurred and paid during the first three months of 2005 were approximately $208,000 in this area as compared to bonuses paid and incurred in the first three months of 2004 of $111,000 in this area.  We also added five employees during the last half of 2004 and the first three months of 2005 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to eleven.

During the remainder of 2005, we anticipate that our clinical development costs will continue to increase due to ongoing costs of the four Phase 2 talabostat clinical studies and the initiation of a fifth Phase 2 clinical trial in pancreatic cancer by the end of the second quarter of 2005 and a Phase 3 clinical trial in NSCLC in the second half of 2005. In addition, we are currently planning to hire eleven additional employees in this area to manage our planned Phase 3 clinical program, bringing total employees in the clinical development area to twenty-two.

Preclinical Development: Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 23.4% to $958,000 for the three-month period ended March 31, 2005 from $776,000 for the three-month period ended March 31, 2004. The increase was primarily due to external preclinical research experiments totaling approximately $203,000 for our preclinical DPP inhibitor, PT-630 for type 2 diabetes. In addition, bonuses incurred and paid during the first three months of 2005 were approximately $178,000 in this area as compared to bonuses paid and incurred in the first three months of 2004 of $159,000 in this area.

During the remainder of 2005, we currently anticipate that preclinical expenses will increase over 2004 levels as activity levels will increase as we anticipate additional research collaborations to further explore the full capabilities of our product candidates and increase total employees in this area from seven to ten.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, finance & accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 28.0% to $1,444,000 during the three-month period ended March 31, 2005 from $1,128,000 for the three-month period ended March 31, 2004. The increase was primarily due to bonuses totaling approximately $386,000 in this area in the first three months of 2005 as compared to bonuses totaling approximately $251,000 in the first quarter of 2004. We also added three additional employees in administration in the last half of 2004 and the first three months of 2005 bringing total employees in this area to nine. In addition, we recorded a non-cash charge for stock compensation of approximately $155,000 in the first three months of 2005 related to the extension of the exercise period for a former executive’s stock option award.

During the remainder of 2005, we currently anticipate that general and administrative expenses will increase moderately from 2004 levels as we plan to expand our business development and investor relations efforts by allocating additional resources. We also anticipate hiring two additional employees in the general and administrative area bringing total employees to eleven in this area to assist in supporting our Phase 3 clinical program and other administrative functions.

Interest Income

Interest income includes interest earned on invested cash balances. During the three-month periods ended March 31, 2005 and 2004, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 332.6% to $81,000 in the three-month period ended March 31, 2005 from $19,000 in the three-month period ended March 31, 2004. The increase in interest income resulted from a higher average cash balance and slightly higher interest rates earned on invested balances.

Net loss

As a result of the foregoing, we incurred a net loss of $4,915,000, or $0.25 per common share, for the three-month period ended March 31, 2005 compared to a net loss of $3,135,000, or $0.21 per common share, for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $50,027,000, net of costs of raising capital, in private equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $1,221,000 from interest earned in invested cash balances and $1,610,000 in proceeds from warrant and stock option exercises.

On March 4, 2005, we closed on a registered direct placement of 3,650,000 shares of our common stock at a price of $4.50 per share, resulting in gross proceeds to us of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of approximately $244,500, net proceeds to us was approximately $15,031,000. The offered shares are registered pursuant to our $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

At March 31, 2005, our cash and cash equivalents increased $10,932,000 as compared to December 31, 2004. The increase was primarily due to net proceeds totaling approximately $15,031,000 resulting from the sale of 3,650,000 shares of common stock in the recent placement and proceeds from warrant exercises of $866,000 offset in part by $4,951,000 used in operations for the three-month period ended March 31, 2005, primarily to fund the clinical program for talabostat and our other research and development initiatives. We also increased our investment in office and laboratory equipment by $14,000 from $539,000 at December 31, 2004 to $553,000 at March 31, 2004. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $35,776,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We have had no other material research and development programs, and thus the $35,776,000 disclosed for research and development in our financial statements has primarily been directed towards developing talabostat with the exception of external costs incurred during the first quarter of 2005 and 2004 for our two other DPP inhibitors in preclinical development described below. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with Taxotere® for the treatment of advanced non-small cell lung cancer, talabostat as a single agent to treat advanced metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced chronic lymphocytic leukemia. We also plan to initiate a fifth Phase 2 clinical trial, talabostat in combination with gemcitabine to treat pancreatic cancer, by the end of the second quarter of 2005. Based upon results from our Phase 2 clinical trial in NSCLC, we are moving forward in planning a Phase 3 program for NSCLC which we plan to initiate in the second half of 2005.  We are also clinically developing talabostat as a potential therapy for the treatment of hematopoietic disorders.

Our portfolio also includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. To date, we have spent approximately $501,000 on external laboratory and consulting costs for PT-630 and approximately $10,000 on external laboratory costs for PT-510.

Since inception, we have incurred operating expenses of $53,263,000 and have accumulated a deficit as of March 31, 2005 of $44,610,000. At March 31, 2005, we had $24,838,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain current and planned operations through at least January of 2006. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans after 2005. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

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

Contractual Obligations

As of March 31, 2005, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q2- Q4 2005	2006	2007	2008	2009	Thereafter
Operating Leases	$138,971	$406,383	$398,008	$391,311	$391,311	$179,351
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	27,895
Total Future Obligations	$148,971	$416,383	$408,008	$401,311	$401,311	$207,246

In connection with the subleases for our offices at 125 Summer Street in Boston, we issued two letters of credit on April 11, 2002 and January 8, 2004 in the amounts of $80,168 and $5,833, respectively. The letters of credit are renewable annually on April 11 and January 8, respectively for the terms of the subleases with the landlords.   Both of these subleases terminate in 2005 and we anticipate the letters of credit will be cancelled upon the termination of the subleases.   In addition, on March 28, 2005, in connection with our lease for our new corporate offices at 155 Federal Street, we issued a letter of credit in the amount of $300,000 which is renewable annually on June 15 for the term of the lease with the landlord.  All of the above described letters of credit are collateralized by cash held in money market funds held at our financial institution and are classified as restricted cash on our balance sheet at March 31, 2005.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncement

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005.   SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We will adopt this pronouncement on January 1, 2006 and are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

Certain Factors that May Effect Future Operating Results

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

As of March 31, 2005, we had a cash balance of approximately $24.8 million. We currently anticipate spending approximately $2.0 million per month to fund our preclinical and clinical programs and related general and administrative activities.  Our current cash balance is expected to be sufficient to allow us to maintain current and planned operations through at least January 2006. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $53.3 million of expenses since inception through March 31, 2005, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, additional sales of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of March 31, 2005, we had an accumulated deficit of approximately $44.6 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 15 issued U.S. patents and 13 pending U.S. patent applications. These patents and patent applications relate to our anti-tumor, hematopoiesis, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and two applications expire in 2011; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable.

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

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Sanofi-Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Aranesp®, Neupogen® and Neulasta®, GSK’s Bexxar®, OSI Pharmaceutical’s Tarceva®, Eli Lilly’s Alimta® and Gemzar®, Genzyme’s Campath®, JNJ’s Procrit®, and Biogen-IDEC’s Zevalin®. Because talabostat is still in the early stages of clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

If we lose key personnel or are unable to attract or retain additional personnel, we may be unable to develop talabostat or achieve commercialization objectives

We are highly dependent on Donald R. Kiepert, Jr., our Chairman, President and Chief Executive Officer, Richard N. Small, our Senior Vice President, Chief Financial Officer and Treasurer, Margaret J. Uprichard, our Senior Vice President and Chief Development Officer, Michael P. Duffy, our Senior Vice President, General Counsel and Secretary, Barry Jones, our Senior Vice President for Research, as well as other key members of our management and scientific staff. To date, we have not maintained key-man liability insurance to protect against the loss of any of these personnel, with the exception of Mr. Kiepert, for whom we maintain a key-man liability insurance policy. The loss of any of these personnel may have a disruptive effect on our operations until they are replaced, and may have a material adverse effect on our product development and commercialization efforts if we are not able to attract qualified replacements.

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

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.79 to a high of $6.95 in the two-year period ended May 6, 2005. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended May 6, 2005, the daily trading volume for shares of our common stock ranged from 700 to 1,055,300 shares traded per day, and the average daily trading volume during such three-month period was only 55,163 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 3,591,944 shares of our common stock at a weighted average exercise price of $3.69 as of May 6, 2005. In addition, certain entities and individuals hold existing options to purchase 3,935,721 shares of our common stock at an average exercise price of $3.62. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: May 10, 2005	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: May 10, 2005	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer