Form 10-Q
period 2005-06-30
POINT THERAPEUTICS INC
filed 2005-08-09
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19410

POINT THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3216862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 FEDERAL STREET, BOSTON, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 933-2130

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

As of August 5, 2005, there were 23,465,340 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Operations For The Three and Six Month Periods Ended June 30, 2005 and 2004 and For The Period From September 3, 1996 (Date of Inception) Through June 30, 2005

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2005 and 2004 and For The Period From September 3, 1996 (Date of Inception) Through June 30, 2005

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$23,622,454	$13,905,993
Restricted cash	386,001	86,001
Prepaid expenses and other current assets	422,718	288,511
Total current assets	24,431,173	14,280,505
Office and laboratory equipment, net	221,459	205,323
Deposits and other assets	2,562	10,247
Total assets	$24,655,194	$14,496,075

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,150,528	$912,942
Accrued clinical and drug development	1,829,422	1,106,057
Accrued expenses	617,228	378,815
Total current liabilities	3,597,178	2,397,814
Patent liability, less current portion	42,364	47,604
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 23,520,330 shares issued and 23,348,253 outstanding at June 30, 2005 and 18,435,375 shares issued and 18,263,298 shares outstanding at December 31, 2004	235,203	184,353
Treasury stock, 172,077 shares at cost, as of June 30, 2005 and December 31, 2004	(794,611)	(767,338)
Additional paid-in capital	71,328,114	52,328,072
Deficit accumulated during the development stage	(49,753,054)	(39,694,430)
Total stockholders’ equity	21,015,652	12,050,657
Total liabilities and stockholders’ equity	$24,655,194	$14,496,075

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Period from September 3, 1996 (date of inception) through June 30,
	2005	2004	2005	2004	2005
Revenues
License revenue	$—	$—	$—	$—	$5,115,041
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	—	—	7,515,041

Operating expenses
Research and development	4,060,603	2,204,776	7,613,587	4,230,393	39,836,982
General and administrative	1,227,307	837,152	2,670,939	1,964,833	18,713,715

Total operating expenses	5,287,910	3,041,928	10,284,526	6,195,226	58,550,697

Net loss from operations	(5,287,910)	(3,041,928)	(10,284,526)	(6,195,226)	(51,035,656)

Interest income, net
Interest income	144,631	33,603	225,902	52,389	1,365,254
Interest expense	—	—	—	—	(82,652)

Total interest income, net	144,631	33,603	225,902	52,389	1,282,602

Net loss	$(5,143,279)	$(3,008,325)	$(10,058,624)	$(6,142,837)	$(49,753,054)

Net loss per common share

Basic and diluted	$(0.23)	$(0.17)	$(0.48)	$(0.37)

Shares used in computing net loss per common share

Basic and diluted	22,456,565	18,186,742	20,956,429	16,677,824

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		Period from inception (September 3, 1996) through June 30,
	2005	2004	2005
Operating Activities
Net loss	$(10,058,624)	$(6,142,837)	$(49,753,054)
Adjustments to reconcile net loss to net cash used:
Depreciation	55,368	54,614	388,839
Stock-based compensation	144,233	32,808	840,425
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	(300,000)	(5,833)	(386,001)
Prepaid expenses and other assets	(126,522)	(188,227)	(444,557)
Accounts payable and accrued expenses	1,199,364	265,463	3,594,734
Net cash used in operating activities	(9,086,181)	(5,984,012)	(44,690,728)

Investing activities
Purchase of office and laboratory equipment	(71,504)	(60,304)	(610,298)
Net cash used in investing activities	(71,504)	(60,304)	(610,298)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	15,031,218	12,157,527	48,133,931
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	3,659,255	717,991	4,390,756
Proceeds from stock option exercises	188,913	—	201,353
Principal payments of patent liability	(5,240)	(4,763)	(30,749)
Net cash provided by financing activities	18,874,146	12,870,755	68,923,480

Net increase in cash and cash equivalents	9,716,461	6,826,439	23,622,454

Cash and cash equivalents, beginning of period	13,905,993	14,062,104	—

Cash and cash equivalents, end of period	$23,622,454	$20,888,543	$23,622,454

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

1. Nature of the Business

Point Therapeutics, Inc. (the “Company” or “Point”) is a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Point’s lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active and, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to support the reconstitution of the hematopoietic system.

        Point believes that talabostat represents a large market opportunity because of its wide range of potential applications in oncology. Talabostat is currently being tested in clinical trials in combination with several chemotherapeutic agents, a monoclonal antibody and as a single agent to potentially treat both solid tumors and hematologic malignancies. Talabostat could also potentially be used in combination with cancer vaccines and to support the reconstitution of the hematopoietic system.

        The strategy of Point’s current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, Point initiated four Phase 2 clinical trials studying talabostat in combination with docetaxel in metastatic non-small cell lung cancer (NSCLC), talabostat as a single agent in metastatic melanoma, talabostat in combination with cisplatin in metastatic melanoma and talabostat in combination with rituximab in advanced chronic lymphocytic leukemia (CLL).  The trials are single-arm studies using the Simon method which utilizes a two-stage design to determine potential clinical activity (tumor response rate) as compared to historical rates. In 2005, Point initiated a fifth Phase 2 clinical trial studying talabostat in combination with gemcitabine in metastatic pancreatic cancer.  The trial is also a single-arm study using the Fleming method which also utilizes a two-stage design to determine potential clinical activity (six month survival).

        In addition, Point’s portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a target that numerous pharmaceutical companies are exploring as potential promising therapies to treat type 2 diabetes. Point believes that PT-630 potentially has differentiating characteristics from other DPP-4 inhibitors currently being clinically developed.   Some of these differentiating characteristics include possible once-a-day dosage, higher potency, better glycemic control, reduced triglyceride levels and improved insulin sensitivity.  Point’s second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. Point has preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

        In addition to these product opportunities, Point from time to time evaluates new technologies to broaden its portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

2. Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments normal and recurring in nature necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2004, contained in a Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six month periods ended June 30, 2005 and 2004. Potentially dilutive securities, consisting of stock options of 3,930,737 and warrants of 2,716,944 outstanding at June 30, 2005 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

	Three Months Ended June 30,
	2005	2004
Net loss, as reported	$(5,143,279)	$(3,008,325)
Less: Stock based employee compensation cost, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(505,744)	(599,656)
Pro Forma Net loss	$(5,649,023)	$(3,607,981)
Net loss per common share, as reported	$(0.23)	$(0.17)
Net loss per common share, pro forma	$(0.25)	$(0.20)

	Six Months Ended June 30,
	2005	2004
Net loss, as reported	$(10,058,624)	$(6,142,837)
Less: Stock based employee compensation cost, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(927,741)	(852,148)
Pro Forma Net loss	$(10,986,365)	$(6,994,985)
Net loss per common share, as reported	$(0.48)	$(0.37)
Net loss per common share, pro forma	$(0.52)	$(0.42)

These pro forma amounts disclosed above may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended June 30,
	2005	2004
Expected life (years)	4.00	4.00
Risk-free interest rate	3.8%	3.2%-3.6%
Volatility	93%	93%
Dividends	None	None

	Six Months Ended June 30,
	2005	2004
Expected life (years)	4.00	4.00
Risk-free interest rate	3.8%	3.2%-3.6%
Volatility	93%	93%
Dividends	None	None

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

4. Common Stock

        On March 4, 2005, the Company consumated a registered direct placement of 3,650,000 shares of its common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of $244,500, net proceeds to the Company were $15,031,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

        As a result of this offering, 900,000 warrants with an initial exercise price of $6.25 have been repriced to $6.02 per share. These warrants were originally issued in March 2004 and expire in 2009.

        For the first six months of 2005, the Company also received proceeds of $3,659,000 from the exercise of 1,379,971 warrants and proceeds of $189,000 from the exercise of 54,984 stock options.

5. Lease

On March 16, 2005, the Company entered into a lease agreement with KNH Realty Trust, initially for approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The lease term begins on July 9, 2005 and expires on July 8, 2010 with the option for extension. The Company relocated its corporate headquarters from 125 Summer Street, Boston, MA to 155 Federal Street, Boston, MA in July 2005.  In connection with this lease, the Company obtained a letter of credit in the amount of $300,000 on March 28, 2005.  The letter of credit is renewable annually for the term of the sublease with the landlord and is collateralized by cash held in money market funds at the Company's financial institution.

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

Overview

We are a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Our lead product candidate, talabostat (PT-100), is a small molecule drug in Phase 2 clinical trials. Talabostat is orally-active and, through a novel mechanism of action, has the potential to inhibit the growth of malignant tumors and to support the reconstitution of the hematopoietic system.

We believe that talabostat represents a large market opportunity because of its wide range of potential applications in oncology. Talabostat is currently being tested in clinical trials in combination with several chemotherapeutic agents, a monoclonal antibody and as a single agent to potentially treat both solid tumors and hematologic malignancies. Talabostat could also potentially be used in combination with cancer vaccines and to support the reconstitution of the hematopoietic system.

The strategy of our current clinical development program is to develop the full range of potential commercial applications of talabostat with priorities given to the fastest-to-market applications. In 2004, we initiated four Phase 2 clinical trials studying talabostat in combination with docetaxel in metastatic non-small cell lung cancer (NSCLC), talabostat as a single agent in metastatic melanoma, talabostat in combination with cisplatin in metastatic melanoma and talabostat in combination with rituximab in advanced chronic lymphocytic leukemia (CLL).  The trials are single-arm studies using the Simon method which utilizes a two-stage design to determine potential clinical activity (tumor response rate) as compared to historical rates. In 2005, Point initiated a fifth Phase 2 clinical trial studying talabostat in combination with gemcitabine in metastatic pancreatic cancer.  The trial is also a single-arm study using the Fleming method which also utilizes a two-stage design to determine potential clinical activity (six month survival).

In addition, our portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a target that numerous pharmaceutical companies are exploring as potential promising therapies to treat type 2 diabetes. Point believes that PT-630 potentially has differentiating characteristics from other DPP-4 inhibitors currently being clinically developed.   Some of these differentiating characteristics include possible once-a-day dosage, higher potency, better glycemic control, reduced triglyceride levels and improved insulin sensitivity.  Our second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. We have preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

Our principal executive office is located at 155 Federal Street, Boston, MA, 02110 and our telephone number is (617) 933-2130. Our common stock trades on the NASDAQ SmallCap Market under the symbol “POTP”. Our website is www.pther.com.

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $49,753,000 through June 30, 2005. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

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

Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured. For the three and six month periods ended June 30, 2005 and 2004, we recognized no revenue.

Clinical Trial Accrual

We accrue the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We accrue the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the clinical centers and investigators for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

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

Results of Operations

Three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004

	Three Months Ended June 30,		Percent Change
	2005	2004	2005/2004

Revenue	$—	$—	—%
Total revenue	—	—	—
Research and development	4,060,603	2,204,776	84.2
General and administrative	1,227,307	837,152	46.6
Total operating expenses	5,287,910	3,041,928	73.8
Interest income	144,631	33,603	330.4
Net loss	$(5,143,279)	$(3,008,325)	71.0%

Six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004

	Six Months Ended June 30,		Percent Change
	2005	2004	2005/2004

Revenue	$—	$—	—%
Total revenue	—	—	—
Research and development	7,613,587	4,230,393	80.0
General and administrative	2,670,939	1,964,833	35.9
Total operating expenses	10,284,526	6,195,226	66.0
Interest income	225,902	52,389	331.2
Net loss	$(10,058,624)	$(6,142,837)	63.7%

Revenue

We recorded no revenue during the three and six-month periods ended June 30, 2005 and 2004.

Operating Expenses

Research and development

During the three and six month periods ending June 30, 2005 and 2004, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat. The expenses disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $397,000 and $77,000 spent during the first six months of 2005 and 2004 respectively, on external experiments for one of our other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes.

In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with docetaxel in metastatic NSCLC, talabostat as a single agent in metastatic melanoma, talabostat in combination with cisplatin in metastatic melanoma, and talabostat in combination with rituximab in advanced CLL. In June 2005, we initiated a fifth Phase 2 clinical trial to study talabostat in combination with gemcitabine in patients with metastatic pancreatic cancer.

In addition, during 2004 and 2005, we incurred expenses related to our two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant.

Research and development expenses increased 84.2% to $4,061,000 for the three-month period ended June 30, 2005 from $2,205,000 for the three-month period ended June 30, 2004. Research and development expenses increased 80.0% to $7,614,000 for the six-month period ended June 30, 2005 from $4,230,000 for the six-month period ended June 30, 2004.

	Three-months ended June 30,		Percent Change
Research and development	2005	2004	2005/2004
Drug development	$3,177,162	$1,587,155	100.2%
Preclinical development	883,441	617,621	43.0
Total research and development	$4,060,603	$2,204,776	84.2%

	Six-months ended June30,		Percent Change
Research and development	2005	2004	2005/2004
Drug development	$5,772,259	$2,822,586	104.5%
Preclinical development	1,841,328	1,407,807	30.8
Total research and development	$7,613,587	$4,230,393	80.0%

Drug development: Drug development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), external clinical testing and monitoring, drug supply, analytical testing costs and facility expenses, including depreciation.

Drug development expenses increased 100.2% to $3,177,000 for the three-month period ended June 30, 2005 from $1,587,000 for the three-month period ended June 30, 2004.  The increase was primarily due to increased external clinical and manufacturing costs ($1,230,000) due to the costs incurred for analytical development activities related to our clinical drug supply and activities related to our five Phase 2 clinical trials. We also added six employees during the first six months of 2005 in order to internally manage the clinical trial process for talabostat bringing the total employees in this area to fifteen.

For the six-month period ended June 30, 2005, drug development expenses increased 104.5% to $5,772,000 from $2,823,000 for the six-month period ended June 30, 2004.  The increase was primarily due to increased external clinical and manufacturing costs ($2,307,000) due to the costs incurred for clinical trial costs related to our five Phase 2 clinical trials currently under way and analytical development activities related to our clinical drug supply and costs related to increased employees in this area, as noted above.

During the remainder of 2005, we anticipate that our drug development costs will continue to increase due to ongoing costs of our five Phase 2 talabostat clinical studies and costs related to a Phase 3 clinical trial in NSCLC which we plan to initiate in the fourth quarter of 2005. In addition, we currently anticipate hiring seven additional employees in this area to manage our planned Phase 3 clinical program, bringing the total employees in the drug development area to twenty-two.

Preclinical Development: Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 43.0% to $883,000 for the three-month period ended June 30, 2005 from $618,000 for the three-month period ended June 30, 2004. The increase was primarily due to an increase in external research activities to support the preclinical research of PT-630 ($130,000) and external research collaborations ($79,000).  In addition, we added one employee to our preclinical development group bringing the total employees in this area to eight.

Preclinical development expenses increased 30.8% to $1,841,000 for the six-month period ended June 30, 2005 from $1,408,000 for the six-month period ended June 30, 2004. The increase was primarily due to an increase in external research activities to support our preclinical research for PT-630 ($320,000) and external research collaborations ($79,000).  In addition, as mentioned above, we added one employee to our preclinical development group bringing the total employees in this area to eight.

During the remainder of 2005, we anticipate that preclinical expenses will increase over 2004 levels due to additional external research collaborations to support our clinical program.  We also anticipate increasing the total employees in this area from eight to ten.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, patent, finance & accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 46.6% to $1,227,000 during the three-month period ended June 30, 2005 from $837,000 for the three-month period ended June 30, 2004. The increase was primarily due to increased salaries and fringes ($110,000) due to the hiring of three new employees and increased patent and legal expenses ($94,000) resulting from costs related to patent activity.

General and administrative expenses increased 35.9% to $2,671,000 during the six-month period ended June 30, 2005 from $1,965,000 for the six-month period ended June 30, 2004.   The increase was primarily due to salaries and related fringe costs ($324,000) due to the hiring of three employees and increased bonuses in 2005 as compared to 2004 and increased legal and patent expenses ($129,000) resulting from costs related to patent activity.  In addition, we recorded non-cash charges for stock compensation ($187,000) relating to the extension of the exercise period for a former executive’s stock option award and a stock option grant to a consultant.

During the remainder of 2005, we anticipate that general and administrative expenses will increase moderately from 2004 levels as we plan to continue to expand our business development and investor relations efforts.  We also anticipate hiring two additional employees to support our phase 3 clinical program and other administrative functions in the general and administrative area bringing the total employees in this area to eleven.

Interest Income

Interest income includes interest earned on invested cash balances. During the six-month periods ended June 30, 2005 and 2004, our investments consisted entirely of funds deposited in money market funds.

Interest income increased to $145,000 in the three-month period ended June 30, 2005 from $34,000 in the three-month period ended June 30, 2004. Interest income increased to $226,000 in the six-month period ended June 30, 2005 from $52,000 in the six-month period ended June 30, 2004. The increase in interest income in both periods resulted from a higher average cash balance and a slightly higher interest rate.

Net loss

As a result of the foregoing, we incurred a net loss of $5,143,000, or $0.23 per common share, for the three-month period ended June 30, 2005 compared to a net loss of $3,008,000, or $0.17 per common share, for the three-month period ended June 30, 2004 and a net loss of $10,059,000 or $0.48 per common share for the six-month period ended June 30, 2005 as compared to a net loss of $6,143,000 or $0.37 per common share for the six-month period ended June 30, 2004.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $50,027,000, net of costs of raising capital, in equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $1,365,000 from interest earned in invested cash balances and $4,592,000 in proceeds from warrant and stock option exercises.

On March 4, 2005, we consumated a registered direct placement of 3,650,000 shares of our common stock at a price of $4.50 per share, resulting in gross proceeds to us of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of $244,500, net proceeds to us were $15,031,000. The offered shares are registered pursuant to our $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

At June 30, 2005, our cash and cash equivalents increased by $9,716,000 as compared to December 31, 2004. The increase was primarily due to net proceeds totaling $15,031,000 resulting from the sale of 3,650,000 shares of common stock in the recent placement and proceeds from warrant and stock option exercises of $3,848,000 offset in part by $9,086,000 used in operations for the six month period ended June 30, 2005, primarily to fund the clinical program for talabostat and our other research and development initiatives. We also increased our investment in office and laboratory equipment by $71,000 from $539,000 at December 31, 2004 to $610,000 at June 30, 2005. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $39,837,000 in expenses on research and development activities. Almost all of our research and development efforts have primarily been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders with the exception of approximately $704,000 incurred during 2004 and 2005 for our two other DPP inhibitors.

Since inception, we have incurred operating expenses of $58,551,000 and have accumulated a deficit as of June 30, 2005 of $49,753,000. At June 30, 2005, we had $23,622,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain our current and planned operations into the first half of 2006. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operations during 2006. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

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

Contractual Obligations

As of June 30, 2005, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q3- Q4 2005	2006	2007	2008	2009	Thereafter
Operating Leases	$76,344	$414,010	$402,457	$391,311	$391,311	$195,656
Licensing Obligations	—	10,000	10,000	10,000	10,000	27,895
Total Future Obligations	$76,344	$424,010	$412,457	$401,311	$401,311	$223,551

In connection with the subleases for our offices at 125 Summer Street in Boston, we issued two letters of credit on April 11, 2002 and January 8, 2004 in the amounts of $80,168 and $5,833, respectively. The letters of credit are renewable annually on April 11 and January 8, respectively for the terms of the subleases with the landlords.   Both of these subleases terminate in 2005 and we anticipate the letters of credit will be cancelled upon the termination of the subleases.   In addition, on March 28, 2005, in connection with our lease for our new corporate offices at 155 Federal Street, we issued a letter of credit in the amount of $300,000 which is renewable annually for the term of the lease with the landlord.  All of the above described letters of credit are collateralized by cash held in money market funds held at our financial institution and are classified as restricted cash on our balance sheet at June 30, 2005.

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $300,000 to Tufts upon commencement of the first Phase 3 trial, marketing application of the first licensed product and marketing approval of the first licensed product, in addition to a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

As of June 30, 2005, we had a cash balance of approximately $23.6 million. We currently anticipate spending approximately $2.0 million per month to fund our preclinical and clinical programs and related general and administrative activities.  Our current cash balance is expected to be sufficient to allow us to maintain our current and planned operations into the first half of 2006. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $58.6 million of expenses since inception through June 30, 2005, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, additional sales of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

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

Our lead product candidate, talabostat, is in human clinical development, and its safety and effectiveness are still being determined

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors and hematologic malignancies. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of talabostat in larger cohort groups. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. Our clinical trials may be suspended at any time if the FDA or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we cannot predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any perceived adverse effects of the drug.

If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

Our lead product candidate, talabostat, is in human clinical development, and we may not be able to design or implement an effective clinical development plan which will result in timely FDA approval for the selected therapeutic applications

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors and hematologic malignancies. Conducting clinical trials is a lengthy and highly uncertain process. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. We may not have designed our clinical trials in a way that results in their fastest completion because of unforeseen safety or effectiveness issues. Our trials may take longer to complete than we anticipate because of a slower than expected rate of eligible subject recruitment in the trials. If our clinical trials take longer than we expect, we may have greater expenses than we project and may have a more difficult time raising additional capital to fund future or even existing capital requirements.

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

If talabostat is not a successful drug candidate, we may be unable to obtain other potential drug candidates

In addition to our substantial efforts developing talabostat on a preclinical and clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If talabostat is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations and prospects will be harmed.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of June 30, 2005, we had an accumulated deficit of approximately $49.8 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products

We license key technology including the rights to talabostat, our lead product, from Tufts University School of Medicine (“Tufts”). The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force us to delay or discontinue our development and commercialization programs. Pursuant to the terms of the license, Tufts has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2009. We have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize our potential products.

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

Although we continue to increase our internal clinical development capability, including our ability to supervise, manage and, as necessary, replace outside vendors, we still outsource a substantial amount of the clinical trial development process. Thus, we may lose control over the cost of and time required to conduct these studies. In addition, these third parties might not conduct our clinical trials in accordance with regulatory requirements. Currently, we rely on a small number of contractors for conducting clinical trials of talabostat, although we believe we can replace these contractors, as necessary, on terms acceptable to us. The failure of any contractor to carry out its contractual duties could delay or increase the cost of the successful development and commercialization of talabostat.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 15 issued U.S. patents and 18 pending U.S. patent applications. These patents and patent applications relate to our oncology, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and two applications expire in 2011; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable.

Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Talabostat or our other lead drug candidates may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. If we are successful in the preclinical and clinical development of PT-630, our lead drug candidate for the treatment of type 2 diabetes, to market and sell that drug we may need to obtain at least a non-exclusive license for relevant use patents from third parties. We from time to time engage in discussions with Tufts, other licensors, vendors and other parties about the scope and enforcability of our contractual rights that may include utilization of dispute resolution procedures contained in applicable agreements. Otherwise, we have not notified any third party that they are infringing any of our proprietary rights.

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

If our competitors reach the market sooner or develop products and technologies that are more effective or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market, including generics, that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Sanofi-Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Aranesp®, Neupogen® and Neulasta®, GSK’s Bexxar®, OSI Pharmaceutical’s Tarceva®, Eli Lilly’s Alimta® and Gemzar®, Genzyme’s Campath®, JNJ’s Procrit®, and Biogen-IDEC’s Zevalin®. There are also several other potential competitive products in development at other companies. If any of these products are successful in the clinic, we may experience additional competition. Because talabostat is still in clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Our manufacturing strategy presents a number of risks

We do not currently have our own manufacturing facilities. We expect in the future to depend on outside contractors for the manufacture of talabostat. Completion of our clinical trials and the commercialization of talabostat will require access to, or development of, manufacturing capabilities. We have entered into short-term arrangements with third parties with respect to the manufacture of the quantities necessary for preclinical and clinical development. As we approach later-stage clinical development and commercialization of a product candidate, however, our intention is to enter into longer-term arrangements with multiple manufacturing sources. We may not be able to enter into additional third-party manufacturing arrangements on acceptable terms, if at all. An outside contractor may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of talabostat in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

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

We use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper use, handling, storage or disposal of these materials could be time-consuming and costly

Our preclinical and clinical operations involve the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by us in our operations include sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Our operations also produce hazardous waste products. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials, and we do not maintain liability insurance for contamination or injury resulting from the use of the materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business. To date, our compliance costs with respect to environmental laws and regulations have been minimal.

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

If we are unable to maintain compliance with NASDAQ listing requirements, our stock could be delisted

As of April 2, 2004, our common stock began trading on the NASDAQ SmallCap Market. Previously, our common stock was traded on the OTC Bulletin Board. There can be no assurances, however, that we will be able to maintain compliance with NASDAQ’s present listing standards, or that NASDAQ will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $1.35 to a high of $6.95 in the two-year period ended August 5, 2005. Factors such as the announcements of results from our clinical trials, technological innovations or new products of our competitors, governmental regulation, health care legislation, developments in patent or other proprietary rights of us or our competitors, including litigation, fluctuations in operating results and market conditions for health care and life sciences stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended August 5, 2005, the daily trading volume for shares of our common stock ranged from 6,700 to 328,600 shares traded per day, and the average daily trading volume during such three-month period was only 46,898 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 2,600,418 shares of our common stock at a weighted average exercise price of $4.09 as of August 5, 2005. In addition, certain entities and individuals hold existing options to purchase 4,059,853 shares of our common stock at an average exercise price of $3.82. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

Item 3.                                      QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our proceeds to date have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio. Declines in interest rates will reduce our interest income while increases in interest rates will increase our interest income.

Item 4.                                      CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: August 9, 2005	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: August 9, 2005	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer