Form 10-Q
period 2005-09-30
POINT THERAPEUTICS INC
filed 2005-11-09
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a  shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 2, 2005, there were 23,494,559 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Statements of Operations For The Three and Nine Month Periods Ended September 30, 2005 and 2004 and For The Period From September 3, 1996 (Date of Inception) Through September 30, 2005

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2005 and 2004 and For The Period From September 3, 1996 (Date of Inception) Through September 30, 2005

Notes to Consolidated Financial Statements

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

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,569,282	$13,905,993
Restricted cash	305,834	86,001
Prepaid expenses and other current assets	460,535	288,511
Total current assets	19,335,651	14,280,505
Office and laboratory equipment, net	362,895	205,323
Deposits and other assets	84,560	10,247
Total assets	$19,783,106	$14,496,075

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,140,605	$912,942
Accrued clinical and drug development	3,099,952	1,106,057
Accrued expenses	767,107	378,815
Short-term portion of capital lease	6,312	—
Total current liabilities	5,013,976	2,397,814
Patent liability, less current portion	42,364	47,604
Long-term portion of capital lease	7,139	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 23,713,104 shares issued and 23,494,559 outstanding at September 30, 2005 and 18,435,375 shares issued and 18,263,298 shares outstanding at December 31, 2004	237,131	184,353
Treasury stock, 218,545 shares at cost as of September 30, 2005 and 172,077 shares at cost as of December 31, 2004	(978,290)	(767,338)
Additional paid-in capital	71,929,729	52,328,072
Deficit accumulated during the development stage	(56,468,943)	(39,694,430)
Total stockholders’ equity	14,719,627	12,050,657
Total liabilities and stockholders’ equity	$19,783,106	$14,496,075

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Period from September 3, 1996 (date of inception) through September 30,
	2005	2004	2005	2004	2005
Revenues
License revenue	$—	$—	$—	$—	$5,115,041
Sponsored research revenue	—	—	—	—	2,400,000

Total revenues	—	—	—	—	7,515,041

Operating expenses
Research and development	5,636,920	3,398,493	13,250,507	7,628,886	45,473,902
General and administrative	1,242,141	941,920	3,913,080	2,906,753	19,955,856

Total operating expenses	6,879,061	4,340,413	17,163,587	10,535,639	65,429,758

Net loss from operations	(6,879,061)	(4,340,413)	(17,163,587)	(10,535,639)	(57,914,717)

Interest income, net
Interest income	163,172	46,530	389,074	98,919	1,528,426
Interest expense	—	—	—	—	(82,652)

Total interest income, net	163,172	46,530	389,074	98,919	1,445,774

Net loss	$(6,715,889)	$(4,293,883)	$(16,774,513)	$(10,436,720)	$(56,468,943)

Net loss per common share

Basic and diluted	$(0.29)	$(0.24)	$(0.77)	$(0.61)

Shares used in computing net loss per common share

Basic and diluted	23,456,469	18,254,331	21,798,934	17,207,162

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		Period from inception (September 3, 1996) through September 30,
	2005	2004	2005
Operating Activities
Net loss	$(16,774,513)	$(10,436,720)	$(56,468,943)
Adjustments to reconcile net loss to net cash used:

Depreciation	76,130	80,544	409,601

Stock-based compensation	186,684	49,212	882,876
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	(219,833)	(5,833)	(305,834)
Prepaid expenses and other assets	(246,337)	(65,343)	(564,372)

Accounts payable and accrued expenses	2,609,850	1,400,879	5,005,220
Net cash used in operating activities	(14,368,019)	(8,977,261)	(49,972,566)

Investing activities
Purchase of office and laboratory equipment	(233,702)	(58,180)	(772,496)
Net cash used in investing activities	(233,702)	(58,180)	(772,496)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	15,031,218	12,137,228	48,133,931
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	3,780,924	717,991	4,512,425

Proceeds from stock option exercises	444,657	6,000	457,097
Proceeds from capital lease financing	13,451	—	13,451
Principal payments of patent liability	(5,240)	(4,763)	(30,749)

Net cash provided by financing activities	19,265,010	12,856,456	69,314,344

Net increase in cash and cash equivalents	4,663,289	3,821,015	18,569,282

Cash and cash equivalents, beginning of period	13,905,993	14,062,104	—

Cash and cash equivalents, end of period	$18,569,282	$17,883,119	$18,569,282

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(unaudited)

1. Nature of the Business

Point Therapeutics, Inc. (“Point” or “the Company”) is a biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Talabostat (PT-100), the Company’s lead product candidate, is an orally-active small molecule currently in several Phase 2 clinical trials. Based on the clinical results observed to date, Point recently initiated its first pivotal Phase 3 clinical trial studying talabostat in combination with docetaxel in metastatic non-small cell lung cancer (NSCLC).

In 2004, the Company initiated four Phase 2 clinical trials, studying talabostat in combination with docetaxel in metastatic NSCLC, as a single agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, and in combination with rituximab in advanced chronic lymphocytic leukemia (CLL). The clinical trials are single-arm studies using a two-stage design to determine potential clinical activity (tumor response rate) as compared to historical rates. In 2005, Point initiated a fifth Phase 2 clinical trial, studying talabostat in combination with gemcitabine in metastatic pancreatic cancer. This trial is also a single-arm study using a two-stage design to determine potential clinical activity (six month survival).

Point believes that talabostat could be used in both solid and hematologic malignancies and in combination with a range of chemotherapies, monoclonal antibodies, other forms of cancer treatment, and as a single agent. Because talabostat inhibits certain DPPs which causes an up-regulation of both the innate and acquired arms of the immune system, Point believes talabostat can be used in combination with existing chemotherapy regimens to stimulate an independent attack on solid tumors, resulting in potentially better outcomes than with chemotherapy alone. Point also believes that talabostat can enhance the therapeutic effects of monoclonal antibodies against certain tumors by causing an up-regulation of both the innate and acquired arms of the immune system and by facilitating the migration of certain immune system cells to the tumor sites. The Company is also exploring the possibility that a specific DPP, fibroblast activation protein (FAP), could be a tumor-associated target. FAP has been reported to play a role in tumor growth and metastases, and the Company is investigating whether the inhibition of FAP could potentially have a direct beneficial effect on some tumors.

In addition, Point’s portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a target that numerous pharmaceutical companies are exploring as a potential promising therapy to treat type 2 diabetes. Point believes that PT-630 potentially has differentiating characteristics from other DPP-4 inhibitors currently being clinically developed. Some of these differentiating characteristics include possible once-a-day dosage, higher potency, prolonged action, stabilization of pancreatic beta cells, improved insulin sensitivity, better glycemic control and reduced triglyceride levels. Point’s second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. Point has preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

In addition to these product opportunities, the Company from time to time evaluates new technologies to broaden its portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

2. Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments normal and recurring in nature necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure of Point for the year ended December 31, 2004, contained in a Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards No. (“SFAS”) 128, “Earnings per Share”, for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2005 and 2004. Potentially dilutive securities, consisting of stock options of 4,117,031 and warrants of 2,592,500 outstanding at September 30, 2005 and stock options of 3,188,221 and warrants of 4,100,143 outstanding at September 30, 2004 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

	Three Months Ended September 30,
	2005	2004
Net loss, as reported	$(6,715,889)	$(4,293,883)
Less: Stock based employee compensation cost, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(591,204)	(467,627)
Pro forma net loss	$(7,307,093)	$(4,761,510)
Net loss per common share, as reported	$(0.29)	$(0.24)
Net loss per common share, pro forma	$(0.31)	$(0.26)

	Nine Months Ended September 30,
	2005	2004
Net loss, as reported	$(16,774,513)	$(10,436,720)
Less: Stock based employee compensation cost, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,518,945)	(1,319,774)
Pro forma net loss	$(18,293,458)	$(11,756,494)
Net loss per common share, as reported	$(0.77)	$(0.61)
Net loss per common share, pro forma	$(0.84)	$(0.68)

These pro forma amounts disclosed above may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended September 30,
	2005	2004
Expected life (years)	4.00	4.00
Risk-free interest rate	3.6-3.9%	3.3-3.8%
Volatility	93%	93%
Dividends	None	None

	Nine Months Ended September 30,
	2005	2004
Expected life (years)	4.00	4.00
Risk-free interest rate	3.6-3.9%	3.2-4.7%
Volatility	93%	93%
Dividends	None	None

3. New Accounting Pronouncements

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

4. Common Stock

On March 4, 2005, the Company consummated a registered direct placement of 3,650,000 shares of its common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of $244,500, net proceeds to the Company were $15,031,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 900,000 warrants with an initial exercise price of $6.25 have been repriced to $6.02 per share. These warrants were originally issued in March 2004 and expire in 2009.

For the first nine months of 2005, the Company also received proceeds of $3,780,924 from the exercise of 1,501,623 warrants and proceeds of $444,657 from the exercise of 126,106 stock options.

5. Lease

On March 16, 2005, the Company entered into a lease agreement with KNH Realty Trust, initially for approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The lease term began on July 9, 2005 and expires on July 8, 2010 with the option for an extension. The Company relocated its corporate headquarters from 125 Summer Street, Boston, MA to 155 Federal Street, Boston, MA in July 2005.  In connection with this lease, the Company issued a letter of credit in the amount of $300,000 on March 28, 2005.  The letter of credit is renewable annually for the term of the sublease with the landlord and is collateralized by cash held in money market funds at the Company’s financial institution.

A Form 8-K, with a copy of the lease agreement, was filed with the SEC on March 17, 2005.

6. Subsequent Event

The Company announced on October 11, 2005 that it has been awarded an Orphan Products Development Grant from the Food and Drug Administration to fund its Phase 2 study of talabostat in combination with rituximab in advanced chronic lymphocytic leukemia (CLL).

The $600,000 grant will be paid to the Company during the two year period beginning October 1, 2005 and will fund costs related to the Company’s Phase 2 CLL trial incurred during the grant period. Orphan Products Development grants are awarded by the Food and Drug Administration to encourage clinical development of products for use in rare diseases or conditions, usually defined as affecting less than 200,000 people in the United States. CLL is an incurable disease that usually affects people over 60 years of age. Patients who present with advanced stage disease or who progress to the state of requiring treatment have a poor outcome with a median survival of only 18 to 36 months.

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

Overview

We are a biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Talabostat (PT-100), our lead product candidate, is an orally-active small molecule currently in several Phase 2 clinical trials. Based on the clinical results observed to date, we recently initiated our first pivotal Phase 3 clinical trial studying talabostat in combination with docetaxel in metastatic non-small cell lung cancer (NSCLC).

In 2004, we initiated four Phase 2 clinical trials, studying talabostat in combination with docetaxel in metastatic NSCLC, as a single agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, and in combination with rituximab in advanced chronic lymphocytic leukemia (CLL). The clinical trials are single-arm studies using a two-stage design to determine potential clinical activity (tumor response rate) as compared to historical rates. In 2005, we initiated a fifth Phase 2 clinical trial, studying talabostat in combination with gemcitabine in metastatic pancreatic cancer. This trial is also a single-arm study using a two-stage design to determine potential clinical activity (six month survival).

We believe that talabostat could be used in both solid and hematologic malignancies and in combination with a range of chemotherapies, monoclonal antibodies, other forms of cancer treatment, and as a single agent. Because talabostat inhibits certain DPPs which causes an up-regulation of both the innate and acquired arms of the immune system, we believe talabostat can be used in combination with existing chemotherapy regimens to stimulate an independent attack on solid tumors, resulting in potentially better outcomes than with chemotherapy alone. We also believe that talabostat can enhance the therapeutic effects of monoclonal antibodies against certain tumors by causing an up-regulation of both the innate and acquired arms of the immune system and by facilitating the migration of certain immune system cells to the tumor sites. We are also exploring the possibility that a specific DPP, fibroblast activation protein (FAP), could be a tumor-associated target. FAP has been reported to play a role in tumor growth and metastases, and we are investigating whether the inhibition of FAP could potentially have a direct beneficial effect on some tumors.

In addition, our portfolio includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a target that numerous pharmaceutical companies are exploring as a potential promising therapy to treat type 2 diabetes. We believe that PT-630 potentially has differentiating characteristics from other DPP-4 inhibitors currently being clinically developed. Some of these differentiating characteristics include possible once-a-day dosage, higher potency, prolonged action, stabilization of pancreatic beta cells, improved insulin sensitivity, better glycemic control and reduced triglyceride levels. Our second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. We have preclinical proof of principle data that indicates PT-510 upregulates both cytokines and chemokines which are believed to be critical for the induction of an immune response.

In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

Our principal executive office is located at 155 Federal Street, Boston, MA, 02110 and our telephone number is (617) 933-2130. Our common stock trades on the NASDAQ Capital Market under the symbol “POTP”. Our website is www.pther.com.

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $56,469,000 as of September 30, 2005. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (the “SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are summarized below and are fully described in Note 2 to our consolidated financial statements, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2005.

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

Revenue from corporate collaborations is earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period which we are obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments that are deemed substantive are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

For the three and nine-month periods ended September 30, 2005 and 2004, we recognized no revenue.

Clinical Trial Accrual

We accrue the estimated cost of our clinical trials including costs of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We accrue the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual costs incurred and billings received. These costs consist primarily of payments made to the clinical centers and investigators for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

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

Results of Operations

Three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004

	Three Months Ended September 30,		Percent Change
	2005	2004	2005/2004

Revenue	$—	$—	—%
Total revenue	—	—	—
Research and development	5,636,920	3,398,493	65.9
General and administrative	1,242,141	941,920	31.9
Total operating expenses	6,879,061	4,340,413	58.5
Interest income	163,172	46,530	250.7
Net loss	$(6,715,889)	$(4,293,883)	56.4%

Nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004

	Nine Months Ended September 30,		Percent Change
	2005	2004	2005/2004

Revenue	$—	$—	—%
Total revenue	—	—	—
Research and development	13,250,507	7,628,886	73.7
General and administrative	3,913,080	2,906,753	34.6
Total operating expenses	17,163,587	10,535,639	62.9
Interest income	389,074	98,919	293.3
Net loss	$(16,774,513)	$(10,436,720)	60.7%

Revenue

We recorded no revenue during the three and nine-month periods ended September 30, 2005 and 2004.

Operating Expenses

Research and development

During the three and nine month periods ending September 30, 2005 and 2004, the majority of our research and development efforts have been focused on the preclinical and clinical development of talabostat. The expense disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $514,000 and $150,000 spent during the first nine months of 2005 and 2004 respectively, on external experiments for one of our other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes.

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

Research and development expenses increased 65.9% to $5,637,000 for the three-month period ended September 30, 2005 from $3,398,000 for the three-month period ended September 30, 2004. Research and development expenses increased 73.7% to $13,251,000 for the nine-month period ended September 30, 2005 from $7,629,000 for the nine-month period ended September 30, 2004.

	Three-months ended September 30,		Percent Change
Research and development	2005	2004	2005/2004
Drug development	$4,597,841	$2,815,600	63.3%
Preclinical development	1,039,079	582,893	78.3
Total research and development	$5,636,920	$3,398,493	65.9%

	Nine-months ended September30,		Percent Change
Research and development	2005	2004	2005/2004
Drug development	$10,370,100	$5,632,186	84.1%
Preclinical development	2,880,407	1,996,700	44.3
Total research and development	$13,250,507	$7,628,886	73.7%

Drug development: Drug development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), external clinical testing and monitoring, drug supply, analytical testing costs and facility expenses, including depreciation.

Drug development expenses increased 63.3% to $4,598,000 for the three-month period ended September 30, 2005 from $2,816,000 for the three-month period ended September 30, 2004.  The increase was primarily due to increased external clinical and manufacturing costs ($1,336,000) resulting from expenses incurred for analytical development activities related to our clinical drug supply, expenses related to our five Phase 2 clinical trials and start-up expenses related to our Phase 3 clinical trial which was initiated in the fourth quarter of 2005. We also added seven employees during the first nine months of 2005 in order to internally manage the clinical trial process for talabostat bringing the total employees in this area to sixteen.

For the nine-month period ended September 30, 2005, drug development expenses increased 84.1% to $10,370,000 from $5,632,000 for the nine-month period ended September 30, 2004.  The increase was primarily due to increased external clinical and manufacturing costs ($3,644,000) resulting from expenses incurred for clinical trial costs related to our five Phase 2 clinical trials and start-up expenses related to our Phase 3 clinical trial which was initiated in the fourth quarter of 2005, and analytical development activities related to our clinical drug supply.  In addition, we have increased the number of employees in this area, as noted above.

During the remainder of 2005, we anticipate that our drug development expenses will continue to increase due to ongoing costs of our five Phase 2 talabostat clinical studies and expenses related to the Phase 3 clinical trial in NSCLC which was initiated in the fourth quarter of 2005. In addition, we currently anticipate hiring six additional employees in this area to manage our planned Phase 3 clinical program, bringing the total employees in the drug development area to twenty-two.

Preclinical Development: Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 78.3% to $1,039,000 for the three-month period ended September 30, 2005 from $583,000 for the three-month period ended September 30, 2004. The increase was primarily due to external research collaborations to support talabostat ($248,000), increased lab supplies and services ($115,000) to support our clinical trial program and external research activities to support our preclinical research for PT-630 ($44,000).  In addition, we added two employees to our preclinical development group for the first nine months of 2005 bringing the total employees in this area to nine.

Preclinical development expenses increased 44.3% to $2,880,000 for the nine-month period ended September 30, 2005 from $1,997,000 for the nine-month period ended September 30, 2004. The increase was primarily due to an increase in external research activities to support our preclinical research for PT-630 ($364,000) and external research collaborations to support talabostat ($327,000).  In addition, as mentioned above, we added two employees to our preclinical development group bringing the total employees in this area to nine.

During the remainder of 2005, we anticipate that preclinical expenses will increase over 2004 levels due to additional external research collaborations to support our clinical program.  We also anticipate increasing the total employees in this area from nine to ten.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts including legal, patent, finance & accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 31.9% to $1,242,000 during the three-month period ended September 30, 2005 from $942,000 for the three-month period ended September 30, 2004. The increase was primarily due to increased salaries and fringe benefits ($67,000) due to the hiring of four new employees and increased facility costs ($78,000) resulting from expenses related to our new offices and move/close out expenses related to our previous offices.

General and administrative expenses increased 34.6% to $3,913,000 during the nine-month period ended September 30, 2005 from $2,907,000 for the nine-month period ended September 30, 2004.   The increase was primarily due to salaries and related fringe benefits ($391,000) due to the hiring of four employees and increased bonuses in 2005 as compared to 2004.  In addition, we recorded non-cash charges for stock compensation ($229,000) relating to the extension of the exercise period for a former executive’s stock option award and a stock option grant to a consultant.

During the remainder of 2005, we anticipate that general and administrative expenses will increase moderately from 2004 levels as we plan to continue to expand our business development and investor relations efforts.  We also anticipate hiring one additional employee to support our Phase 3 clinical program and other administrative functions in the general and administrative area bringing total employees in this area to twelve.

Interest Income

Interest income includes interest earned on invested cash balances. During the nine-month periods ended September 30, 2005 and 2004, our investments consisted entirely of funds deposited in money market funds.

Interest income increased to $163,000 in the three-month period ended September 30, 2005 from $47,000 in the three-month period ended September 30, 2004. Interest income increased to $389,000 in the nine-month period ended September 30, 2005 from $99,000 in the nine-month period ended September 30, 2004. The increase in interest income in both periods resulted from a higher average cash balance and a slightly higher interest rate.

Net loss

As a result of the foregoing, we incurred a net loss of $6,716,000, or $0.29 per common share, for the three-month period ended September 30, 2005 compared to a net loss of $4,294,000, or $0.24 per common share, for the three-month period ended September 30, 2004 and a net loss of $16,775,000 or $0.77 per common share for the nine-month period ended September 30, 2005 as compared to a net loss of $10,437,000 or $0.61 per common share for the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $50,027,000, net of costs of raising capital, in equity financings and $7,515,000 from licensing and sponsored research collaborations with pharmaceutical companies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $1,528,000 from interest earned in invested cash balances and $4,970,000 in proceeds from warrant and stock option exercises.

On March 4, 2005, we consummated a registered direct placement of 3,650,000 shares of our common stock at a price of $4.50 per share, resulting in gross proceeds to us of $16,425,000. After placement agent fees of $1,149,500 and other expenses for legal, accounting and printing fees of $244,500, net proceeds to us were $15,031,000. The offered shares are registered pursuant to our $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

At September 30, 2005, our cash and cash equivalents increased by $4,663,000 to $18,569,000 as compared to $13,906,000 at December 31, 2004. The increase was primarily due to net proceeds totaling $15,031,000 resulting from the sale of 3,650,000 shares of common stock in the recent placement and proceeds from warrant and stock option exercises of $4,226,000 offset in part by $14,368,000 used in operations and other items for the nine month period ended September 30, 2005, primarily to fund the clinical program for talabostat and our other research and development initiatives. We also increased our investment in office and laboratory equipment by $234,000 from $539,000 at December 31, 2004 to $773,000 at September 30, 2005. The increase resulted from purchases of laboratory equipment, computers and furniture.

Since inception, we have incurred $45,474,000 in expenses on research and development activities. Almost all of our research and development efforts have primarily been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders with the exception of approximately $821,000 incurred during 2004 and 2005 for our two other DPP inhibitors.

Since inception, we have incurred operating expenses of $65,430,000 and have accumulated a deficit as of September 30, 2005 of $56,469,000. At September 30, 2005, we had $18,569,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain our current and planned operations into the second quarter of 2006. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as market conditions allow, raising additional funds through corporate collaborations as well as merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operations during 2006. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

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

Contractual Obligations

As of September 30, 2005, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q4 2005	2006	2007	2008	2009	Thereafter
Capital Leases	$3,178	$7,627	$4,449	$—	$—	$—
Operating Leases	37,712	406,383	398,008	391,311	391,311	195,656
Licensing Obligations	50,000	10,000	10,000	10,000	10,000	27,895
Total Future Obligations	$90,890	$424,010	$412,457	$401,311	$401,311	$223,551

In connection with the subleases for our offices at 125 Summer Street in Boston, we issued two letters of credit on April 11, 2002 and January 8, 2004 in the amounts of $80,168 and $5,833, respectively. The letters of credit are renewable annually on April 11 and January 8, respectively for the terms of the subleases with the landlords.   The letter of credit in the amount of $80,168 was terminated in September 2005.  The letters of credit in the amount of $5,833 will be cancelled upon the termination of our remaining sublease in January 2006.   On March 28, 2005, in connection with our lease for our new corporate offices at 155 Federal Street, we issued a letter of credit in the amount of $300,000 which is renewable annually for the term of the lease with the landlord.  All of the above described letters of credit are collateralized by cash held in money market funds held at our financial institution and are classified as restricted cash on our balance sheet at September 30, 2005 and December 31, 2004.

Included in the above is a payment totaling $50,000, which we are required to make to Tufts University School of Medicine (“Tutfs”) upon the initiation of a Phase 3 clinical trial, which occurred in October 2005.  In addition, in accordance with the license agreement between us and Tufts, we are required to make payments totaling $250,000 to Tufts upon commencement of marketing application of the first licensed product and marketing approval of the first licensed product, in addition to a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

As of September 30, 2005, we had a cash balance of approximately $18.5 million. We currently anticipate spending during the next twelve months, an average of at least $2.5 million per month to fund our preclinical and clinical programs and related general and administrative activities.Our current cash balance is expected to be sufficient to allow us to maintain our current and planned operations into the first half of 2006. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $65.4 million of expenses since inception through September 30, 2005, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and preclinical and clinical trial activities. We may raise these funds through corporate partnerships, additional sales of securities in both public and private offerings as market conditions allow, and merger and acquisition activities and consolidations.

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

Our lead product candidate, talabostat, is in human clinical development, and its safety and effectiveness are still being determined

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors and hematologic malignancies. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of talabostat in larger cohort groups. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of clinical trials do not necessarily predict final results. A number of biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Our clinical trials may be suspended at any time if the FDA or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we cannot predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any perceived adverse effects of the drug. If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

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

If talabostat is not a successful drug candidate, and we are unable to obtain or successfully develop other potential drug candidates, we may be adversely affected

In addition to our substantial efforts developing talabostat on a preclinical and clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers and acquisitions. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If talabostat is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations and prospects will be harmed.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of September 30, 2005, we had an accumulated deficit of approximately $56.5 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated any sales revenue, and we likely will not until talabostat or any other of our products become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 16 issued U.S. patents and 14 pending U.S. patent applications. Most of these patents and patent applications relate to our oncology, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and one application expire in 2011; one U.S. patent expires in 2012; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable.

Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Talabostat or our other drug candidates may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. If we are successful in the preclinical and clinical development of PT-630, our lead drug candidate for the treatment of type 2 diabetes, to market and sell that drug we may need to obtain at least a non-exclusive license for relevant use patents from third parties, and there can be no assurance that we will be able to obtain that license on economically favorable terms. We from time to time engage in discussions with Tufts, other licensors, vendors and other parties about the scope and enforceability of our contractual rights that may include utilization of dispute resolution procedures contained in applicable agreements. Otherwise, we have not notified any third party that they are infringing any of our proprietary rights.

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

If our competitors reach the market sooner or develop products and technologies that are more effective, less costly, or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market, including generics, that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Sanofi-Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, Amgen Inc.’s Aranesp®, Neupogen® and Neulasta®, GSK’s Bexxar®, OSI Pharmaceutical’s/Genentech’s Tarceva®, Eli Lilly’s Alimta® and Gemzar®, Genzyme’s/Berlex’s Campath®, JNJ’s Procrit®, and Biogen-IDEC’s Zevalin® and Roche / Genentech / Biogen-IDEC’s Rituxan®/MabThera®. There are also several other potential competitive products in development at other companies. If any of these products are successful in the clinic, we may experience additional competition. Because talabostat is still in clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

• private health insurers; and

• other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to subjects for any products we discover and develop, alone or with our strategic alliance partners. If government and other third-party payors do not provide adequate coverage and reimbursement levels for talabostat, the market acceptance of these products may be reduced.

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

We may be sued for product or operational liability

We may be held liable if any of our products or operations cause injury or death or are found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently maintain a $2 million general liability policy and a $5 million annual aggregate product liability insurance related to our clinical trials consistent with industry standards. When necessary for our products, we intend to obtain additional product liability insurance. Insurance coverage may be prohibitively expensive, may not fully cover our potential liabilities or may not be available in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we are sued for any injury caused by our products, the litigation could consume substantial time and attention of our management and our liability could exceed our total assets.

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

We have contingent liabilities relating to our historical discontinued operations that could give rise to liability risks in the future

Prior to the sale of substantially all of our non-cash assets to Whatman in May of 2001, we were engaged in the business of developing and supplying blood filtration devices. Although Whatman contractually assumed and agreed to indemnify us and hold us harmless from and against most liabilities and obligations arising out of the conduct of our blood filtration business, we retained certain known and unknown risks that were not contractually assumed by Whatman including without limitation, (i) any of our liabilities under any benefit plan, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any of our liabilities which were owed to our security holders in their capacity as such, and (v) our liabilities which were owed to Sepracor, Inc. arising or resulting from its respective contractual relationships with us. If for any reason Whatman is not able to satisfy any of the assumed liabilities, such outcome could have a material and adverse effect on our financial condition. Accordingly, there can be no assurances that claims arising out of our historical business and operations would not be asserted against us in the future and, if asserted, there can be no assurances that we would prevail.

If we are unable to maintain compliance with NASDAQ listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected

As of April 2, 2004, our common stock began trading on the NASDAQ Capital Market. Previously, our common stock was traded on the OTC Bulletin Board. There can be no assurances, however, that we will be able to maintain compliance with NASDAQ’s present listing standards, or that NASDAQ will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $3.05 to a high of $6.95 in the two-year period ended November 2, 2005.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended November 2, 2005, the daily trading volume for shares of our common stock ranged from 900 to 503,500 shares traded per day, and the average daily trading volume during such three-month period was only 42,806 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 2,592,500 shares of our common stock at a weighted average exercise price of $4.10 as of November 2, 2005.  In addition, certain entities and individuals hold existing options to purchase 4,213,531 shares of our common stock at an average exercise price of $ 3.76. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

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

 Item 4.                                                        CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 20, 2005. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative (“for”) and withheld or negative (“withheld”) votes set forth below each matter.

1. To consider and act upon a proposal to elect seven directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld	Abstain

Donald R. Kiepert, Jr.	19,969,213	28,001	—

Timothy J. Barberich	19,969,578	27,636	—

Richard J. Benjamin	19,969,578	27,636	—

Thomas M. Claflin, II	19,820,278	176,936	—

Larry G. Pickering	19,969,578	27,636	—

Daniel T. Roble	18,635,236	1,361,978	—

William J. Whelan, Jr.	19,933,392	63,822	—

2. To approve an amendment to the Company’s 2003 Stock Option Plan for Non-Employee Directors to increase the aggregate number of shares of common stock authorized for issuance under such plan by 400,000 shares:

For	Withheld	Abstain	Broker Non-Vote
12,032,542	202,975	2,190	7,759,507

3. To approve the Company’s 2005 Fee Deferral Plan for Non-Employee Directors:

For	Withheld	Abstain	Broker Non-Vote
12,048,642	180,209	8,856	7,759,507

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: November 9, 2005	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: November 9, 2005	By:	/s/ RICHARD N. SMALL
Richard N. Small Chief Financial Officer