Form 10-K
period 2005-12-31
POINT THERAPEUTICS INC
filed 2006-03-15
CIK 919745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-19410

POINT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3216862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Federal Street
Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(617) 933-2130

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $92,810,000.

The number of shares outstanding of the Registrant’s common stock as of March 6, 2006 was approximately 32,752,000.

Documents incorporated by reference: None

POINT THERAPEUTICS, INC.

Year 2005 Form 10-K Annual Report

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART I

Item 1.	Business

The following Overview contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors (see “Forward Looking Statements” on page 15).

Overview

We are a Boston-based biopharmaceutical company dedicated to developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. DPPs are enzymes that appear to regulate several different physiological processes including those involved in tumor growth and host responses to cancer, type 2 diabetes, and immune responses to vaccines.

Our lead product candidate is talabostat, a novel, oral, anti-cancer agent in Phase 3 and Phase 2 clinical trials. Currently, Point is studying talabostat in the following trials to treat metastatic non-small cell lung cancer (NSCLC), metastatic melanoma, advanced chronic lymphocytic leukemia (CLL) and pancreatic cancer:

In preclinical models and Phase 1 and 2 clinical studies, talabostat has demonstrated activity in combination with several chemotherapeutic agents, monoclonal antibodies and as a single-agent. Talabostat has also shown activity in a number of different cancer indications including both solid tumors and hematologic malignancies.

Talabostat is an oral agent, offering patients and physicians convenience and dosing flexibility. The most frequently reported adverse events include edema (fluid retention) and fatigue. Further, talabostat has a novel dual mechanism of action that inhibits key dipeptidyl peptidases (DPPs), disrupting the tumor stroma and reducing metastases. We believe it also stimulates both the innate and acquired immune systems, attacking the tumor directly by stimulating the body’s own natural immunity to be upregulated to fight the tumor.

In addition to our oncology program, we have two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a widely known target that numerous pharmaceutical companies are exploring as a potential promising therapy to treat type 2 diabetes. PT-630 potentially has several differentiating features in comparison to leading products in the market or in development including prolonged inhibition of DPP-4, once per day dosage, decreased HbA1c, reduced triglyceride levels, reduced glucose levels in oral glucose tolerance tests and improvement in insulin sensitivity.

Our second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. Current internal and external programs include ongoing pneumococcus and hepatitis B vaccine studies and an ebola vaccine study with the United States government.

In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

Our principal executive office is located at 155 Federal Street, Boston, Massachusetts, 02110 and our telephone number is (617) 933-2130. The shares of our common stock trade on the NASDAQ Capital Market under the symbol “POTP”. Our website address is www.pointtherapeutics.com or www.pther.com.

Mechanism of Action

DPPs are enzymes that are located throughout the body—some like DPP-4 and fibroblast activation protein (FAP) sit directly on cell surfaces while others like DPP-8 and DPP-9 reside within the cells themselves. DPPs generally regulate signaling proteins which circulate throughout the body. We are particularly interested in FAP, which is located primarily in the bone marrow, the spleen, the lymph nodes and the stroma surrounding certain solid tumors.

We believe that talabostat inhibits the dipeptidyl peptidase (DPP) family of serine proteases, which are enzymes that digest proteins found naturally in the body that regulate tumor growth and immune responses. This inhibition by talabostat causes a potent anti-tumor effect that has been demonstrated in more than 25 mouse models. Point believes the anti-tumor activity of talabostat can occur by two different pathways—each initiated by a different DPP. Because talabostat appears to stimulate the immune system to mount an attack against the tumor, talabostat is different from conventional agents that kill tumors directly. While talabostat has shown proof-of-concept as a single-agent, Point also believes that talabostat could be incorporated into many existing treatment regimens that are used to treat solid tumors. Used in combination with these regimens, talabostat may be able to stimulate an independent mechanism of attack on the tumor, thereby resulting in a more effective treatment than that provided by the regimen alone. In preclinical models, talabostat has demonstrated a significant response with numerous chemotherapies including docetaxel, pemetrexed, dacarbazine, cisplatin, gemcitabine, paclitaxel and 5-FU. Significant response has also been demonstrated in preclinical studies with monoclonal antibodies, including rituximab and trastuzumab and with targeted therapies including erlotinib.

Tumor-targeted FAP Inhibition

Fibroblast activation protein (FAP) is a member of the DPP family that is inhibited by talabostat. FAP represents a tumor-associated target for talabostat because its expression is selectively induced in the stroma—the connective tissue supporting the tumor—of solid malignant tumors. The enzymatic activity of FAP has been shown to promote tumor growth in mice; therefore, we believe talabostat could directly target tumor-associated FAP and suppress tumor growth. FAP represents a tumor-associated target in a number of tumor types including NSCLC, melanoma, pancreatic cancer, colorectal cancer and sarcoma. Point is currently studying these cancers in a variety of Phase 2 and Phase 3 trials. In addition, a number of Investigator IND studies are being conducted by individual investigators at academic institutions across the country.

Immunostimulatory Activity

Inhibition of a DPP by talabostat in monocytes—a naturally occurring immune effector cell type involved in the body’s anti-tumor attack—has been shown to induce the release of IL-1ß, a key molecule stimulating immune responses, which then stimulates cytokine and chemokine production.

The cytokines and chemokines involved in the response to talabostat are known to promote the body’s own anti-tumor defenses, including the activity of T-cells, neutrophils, monocytes/macrophages and natural killer cells. Advanced cancer patients often have decreased T-cell activity; therefore, the potential ability of talabostat to promote tumor killing by other cell types is an important feature of its mechanism of action. In preclinical models, we have observed highly significant anti-tumor activity of talabostat in both the presence and absence of T-cell immunity. Preclinical models include B-cell lymphoma, sarcoma (osteosarcoma and fibrosarcoma), melanoma, NSCLC, colorectal cancer, head and neck cancer, and pancreatic cancer.

Preclinical data provide a rationale for Point’s Phase 2 and 3 clinical studies. Talabostat has been studied with promising results as a single-agent against xenografts—human tumors growing in immunodeficient mice—in relevant human tumor types including NSCLC, melanoma, B-cell lymphoma, and pancreatic cancer. Talabostat has also been shown to interact additively or synergistically with a number of anti-cancer agents, including docetaxel, cisplatin, rituximab, and gemcitabine which are being used in Point’s Phase 2 combination studies in NSCLC, melanoma, chronic lymphocytic leukemia (CLL) and pancreatic cancer, respectively.

In addition, we believe that talabostat can enhance the therapeutic effects of monoclonal antibodies (mAbs) against a tumor through the mechanism known as antibody-dependent cell-mediated cytotoxicity (ADCC). We believe that by causing an increase in both the innate and acquired immune system effector cells and by facilitating, through enhanced chemokine activity, the migration of effector cells to the tumor sites, talabostat has the potential to improve the efficacy of a number of different monoclonal antibodies. Such antibodies include rituximab in certain hematological malignancies and trastuzumab in certain breast cancers.

Rituximab is a chimeric mouse/human monoclonal antibody specific for the CD20 antigen found on the surface of malignant B lymphocytes in CLL and non-Hodgkin’s lymphoma. Rituximab targets CLL and acts as a bridge connecting leukemia cells to naturally occurring immune effector cells (natural killer cells, macrophages or neutrophils). When engaged by rituximab, the immune effector cells can kill the leukemia cells. This mechanism is called antibody-dependent cell mediated cytotoxicity because, unless bridged to the tumor by rituximab, the immune effector cells are much less able to kill the tumor cells.

We believe that talabostat can affect both the quality and the frequency of the immune effector cells that interact with rituximab by stimulating production of cytokines and chemokines in bone marrow stromal cells and the spleen and lymph nodes. The cytokines and chemokines upregulated by talabostat are known to activate the immune effector cells that then kill tumors with rituximab. Of equal importance, the chemokines produced in these tissues act as sign-posts by also promoting the infiltration of immune effector cells into the tissues harboring malignant B lymphocytes.

Talabostat therefore appears to have the ability to increase both the frequency and activity of immune effector cells that can kill rituximab-coated leukemia cells. As a result, talabostat seems to promote rituximab’s mechanism of action and potentially makes it more effective in launching a fight against CLL.

Type 2 Diabetes

Our lead diabetes compound, PT-630, can induce a potent and prolonged inhibition of the enzyme, DPP-4, which is a widely recognized target in the diabetes therapeutics area. DPP-4 degrades the active form of GLP-1, an intestinal peptide hormone, which regulates glucose imbalance by acting at multiple levels. For example, GLP-1 can stimulate insulin secretion, an important hormone which maintains blood glucose levels within the normal range, and can reduce glucagon secretion, a hormone that promotes increased glucose synthesis and secretion into the blood. GLP-1 can also increase satiety so that caloric intake and body weight is reduced. This is important because increased body weight often leads to diabetes. GLP-1 is also known to lower post-meal glucose burden by slowing gastric emptying, in addition to promoting increased numbers of beta cells in the pancreas, which are the cells that secrete insulin. When DPP-4 is inhibited, it leads to an elevation in the circulating pool of active GLP-1, allowing for an effective control of blood glucose in type 2 diabetes.

In addition to prolonged inhibition of DPP-4 and potentially convenient once-a-day dosing, PT-630 has several differentiating features in comparison to leading DPP-4 inhibition product candidates in development including its ability in preclinical models to:

•	Decrease HbA1c level (1.7% reduction versus control)—which is a good measure of long-term blood sugar control.

•	Reduce triglyceride levels—which is important because often in type 2 diabetes, there are increased triglycerides in the circulation which can increase the risk for heart disease. A reduction in high levels of triglycerides and other fats in the circulation is highly beneficial.

•	Improve insulin sensitivity index—which is important because it allows the insulin secreted by the pancreas to be more effective in lowering blood glucose levels.

Infectious Diseases

Effective vaccination against infectious agents with protein or peptide antigens can require the co-administration of an adjuvant, the role of which is to enhance the body’s specific immune response. We believe that the biological activity of PT-510 gives it these adjuvant properties. Similar to talabostat, PT-510 generates cytokine and chemokine production in preclinical animal models in response to its administration, potentially enhancing both antigen-presentation to naive T-cells and the co-stimulation of antigen-specific T-cells. We believe that immunity to infectious agents may be significantly enhanced by the incorporation of PT-510 into vaccination regimens. PT-510 is being developed as a potential vaccine adjuvant for both cancer and infectious disease. Current internal and external programs include ongoing pneumococcus and hepatitis B vaccine studies and an ebola vaccine study with the United States government.

Clinical Development

Phase 3 NSCLC Program

In October of 2005, we launched our Phase 3 program in non-small cell lung cancer (NSCLC). If trial results are positive, this program would be the basis of the registration package submitted to the Food and Drug Administration (the “FDA”) for talabostat’s approval to treat non-small cell lung cancer.

This program consists of two multi-center, randomized, double-blind, placebo-controlled trials in up to 100 sites in North America.

•	400 patients in each trial; 800 patients combined

•	Talabostat and docetaxel versus docetaxel and placebo

•	Talabostat and pemetrexed versus pemetrexed and placebo

•	Treating patients with Stage IIIB/IV NSCLC after failure of a platinum-based chemotherapy

Primary endpoint

•	Progression-free survival

Secondary endpoints

•	Overall survival

•	Objective tumor response rate

•	Complete response

•	Duration of response

•	Quality of life

Both trials are currently open to enrollment. Study results are expected by the end of 2007, at which point a decision will be made on whether or not to seek regulatory approval for talabostat for the treatment of NSCLC.

Our Phase 3 program in NSCLC was initiated after Point met its clinical endpoints in its Phase 2 study of talabostat in combination with docetaxel in metastatic NSCLC. This trial was a single-arm, open-label, two-stage trial in patients who had failed second line (64%) and third line (36%) treatment.

In January 2006, we reported that six patients out of 42 evaluable patients (an overall response rate of 14.3%) demonstrated a clinical response to treatment—a 50% or greater reduction in the size of their tumors. Most importantly, two patients experienced a complete response to treatment—indicated by the complete disappearance of their tumors. Median progression-free survival was 4.2 months (the time from the date patients enter the study to disease progression) and median survival was 8.4 months. Of the first 40 patients enrolled in the study for at least one year, 48% survived greater than a year. These results, including objective response rate, progression-free survival, median survival and one-year survival rates, compare favorably to the historical docetaxel data from three randomized, independent Phase 3 clinical trials.

Phase 2 Oncology Studies

We are also currently evaluating talabostat in four Phase 2 clinical studies in solid tumors and hematologic malignancies. These studies include evaluating talabostat as a single agent in metastatic melanoma, talabostat in combination with cisplatin in metastatic melanoma, talabostat in combination with rituximab in CLL, and talabostat in combination with gemcitabine in pancreatic cancer.

Phase 2 Studies of Talabostat in Metastatic Melanoma

Our Phase 2 metastatic melanoma program consists of two single-arm, open-label, two-stage trials in patients with metastatic melanoma. In the first trial, talabostat is administered as a single-agent. In the second trial, talabostat is combined with cisplatin. We will evaluate results from both trials and along with other factors, make a decision regarding future studies in metastatic melanoma.

Phase 2 Single Agent Talabostat

In November of 2005, we presented results from this single-agent trial at the International Society for Biological Therapy of Cancer meeting. Two patients out of 42 demonstrated a clinical response to treatment—a 30% or greater reduction in the size of their tumor(s). Most importantly, one patient experienced a complete response to treatment—indicated by the complete disappearance of their tumors. Median survival was 7.1 months and 1.5 months for median progression-free survival (the time from the date patients enter the study to disease progression). These results are comparable to currently approved therapies, with talabostat demonstrating a more favorable adverse event profile. Additionally, 71% of all patients had visceral, brain, or bone metastases, indicating that they were in the most advanced stage of the disease. Left untreated, their median survival would be expected to be approximately 4.4 months.

Phase 2 Talabostat/Cisplatin Trial Result

In the talabostat/cisplatin combination trial, interim results are available on 42 evaluable patients. Five out of 42 patients demonstrated a clinical response to treatment—a 30% or greater reduction in the size of their tumors. The overall response rate for evaluable patients in the trial was 11.9%. Of particular interest in the trial, median progression-free survival (the time from the date patients enter the study to disease progression) is 2.8 months—which is approximately double that of the only approved chemotherapy for patients with metastatic melanoma.

Phase 2 Study of Talabostat in CLL

Our Phase 2 talabostat trial in advanced chronic lymphocytic leukemia in combination with rituximab is a single-arm, open-label, two-stage trial in which the majority of patients have failed prior treatment with rituximab and/or fludarabine. This trial is currently open for enrollment and we expect to report results from this study in the second half of 2006.

In December of 2005, we presented results from the first half of this trial at the American Society of Hematology Annual Meeting in Atlanta GA. To date, clinical responses have been seen in seven of 33 evaluable patients for an overall response rate of 21.2%, exceeding our targeted response rate of 20%. Five of the seven responses were observed in patients who had previously not responded to or had relapsed following prior treatment with rituximab. Of note, three of these five patients had not only failed fludarabine and rituximab, but had also failed prior alemtuzumab treatment—the only approved agent in fludarabine failures.

This trial is partially funded through a $600,000 Orphan Products Grant from the Food and Drug Administration, Office of Orphan Products Development. Orphan Products Development grants are awarded by the Food and Drug Administration to encourage clinical development of products for use in rare diseases or conditions, usually defined as affecting less than 200,000 people in the United States.

Phase 2 Study of Talabostat in Pancreatic Cancer

Our Phase 2 talabostat trial in metastatic pancreatic cancer in combination with gemcitabine is a single-arm, open-label, two-stage trial in patients with Stage IV disease. We believe pancreatic cancer may be a good indication for treatment with talabostat because it highly expresses fibroblast activation protein—a known target for talabostat. An interim go/no-go decision on advancing to the second stage of the study is expected in the second half of 2006.

Investigator Studies

In addition to the trials we conduct on our own, a number of trials are also being conducted by individual investigators at academic institutions across the country.

Phase 1 Monoclonal Antibody Combination Study

In 2004, we completed a Phase 1 human clinical study to test the safety and efficacy of talabostat in combination with rituximab in 20 patients with indolent non-Hodgkin’s lymphoma (including patients with small lymphocytic lymphoma (SLL) or CLL. Three different daily dose levels were used (400 mcg, 600 mcg and 800 mcg). Two partial responses (that is, tumor shrinkage) were observed; one at the 400 mcg daily dose level and one at the 800 mcg daily dose level. One other patient was observed to have a clinical partial response that did not meet the strict protocol definition for response. Thirteen of the remaining 17 patients had stable disease at day 28 of treatment. The study results support the continued clinical development of talabostat in combination with rituximab.

Phase 1 Chemotherapy-Induced Neutropenia Study

We have also completed a Phase 1 chemotherapy-induced neutropenia study in which talabostat was administered up to and including a 1200 mcg daily dose given over a seven-day period. The study was designed to observe the safety of talabostat in cancer patients receiving chemotherapy and to measure blood levels of neutrophils and important biological mediators of hematopoiesis, such as G-CSF, IL-6 and IL-8. Patients received two 21-day cycles of chemotherapy. Each patient’s duration of severe neutropenia (a condition which increases a patient’s risk of severe infection) in the first cycle of chemotherapy, where patients did not receive talabostat, was compared to the duration of severe neutropenia in the second cycle when talabostat was administered.

The greatest biological activity was observed in patients receiving a daily dose of 800 mcg of talabostat administered on the second through the eighth day following the administration of chemotherapy. In the 800 mcg cohort, a median improvement of two days was observed in the duration of severe neutropenia and an increased level of cytokines and chemokines was also observed.

Because of the increased cytokine and chemokine activity we observed in our Phase 1 chemotherapy-induced neutropenia study, we believe talabostat could potentially be used as both an anti-tumor agent and to support the reconstitution of the hematopoietic system.

Other Phase 1 Studies

We have completed single and multiple dose tolerance studies of talabostat in 90 healthy volunteers and have also completed both food effect and antacid interaction studies in healthy subjects.

Regulatory Approval

To date, we have not submitted talabostat or any other product candidate to the FDA for marketing approval. Due to risks and uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat may be submitted to the FDA for marketing approval or be commercially available for any application, if at all.

Competitive Advantages

If we are able to obtain FDA approval to market talabostat for the treatment of cancer, we believe that talabostat may have the following clinical and competitive advantages over currently available products:

•	talabostat has the potential to inhibit the growth of malignant tumors through a dual mechanism of action—tumor targeted FAP inhibition and immunostimulatory activity—positioning talabostat uniquely in the cancer market place as a first-in-class cancer treatment;

•	talabostat has the potential to be used in both solid tumors and hematologic malignancies and in combination with a range of chemotherapies, monoclonal antibodies and various forms of immunotherapy;

•	talabostat could be administered orally in tablet form as opposed to by injection or other means of drug administration that are generally used for currently available products for the treatment of cancer; and

•	talabostat is a chemically-synthesized small molecule and thus is easier and less expensive to manufacture than the large, complex proteins made in biological systems.

Intellectual Property

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf, patent applications for technology relating to the development of our business.

In May 1997, our wholly owned subsidiary, Point Therapeutics Massachusetts, Inc. (“Point Massachusetts”), entered into a license agreement with Tufts University School of Medicine (“Tufts”). Under the Tufts license agreement, we have been granted exclusive, worldwide rights to a boroproline family of small molecule compounds, including talabostat. This boroproline family includes all compounds of the structure “X-Boro-Pro” where “X” is any amino acid, “Boro” is boronic acid and “Pro” is the amino acid proline. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 372,292 and 5,002 shares of our common stock in 1997 and 1999, respectively. In addition, we are required to pay Tufts a minimum annual payment of $20,000; a total of $300,000 in potential clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by us from any sublicensor of the Tufts patents or technology. To date, the Company has paid a total of $782,500 in licensing and milestone payments to Tufts. We also are required to pay for patent prosecution and maintenance. We have the right, but not the obligation, to pursue infringers at our own expense. If we decided to abandon any patent or patent application, then Tufts has the right to assume our related obligations, and that patent or patent application would be withdrawn from the license agreement. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. Tufts also has the right to terminate the license if no licensed product is sold in the United States by May 2009. See “Risk Factors—If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products.”

The license from Tufts includes nine issued U.S. patents, four pending U.S. patent applications and, except for US Patent No. 4935493 which expires in 2007, corresponding foreign patents or patent applications in major commercial markets, including North America, Europe, and Japan. Among these are composition of matter patents or patent applications covering our talabostat stereoisomer which will expire in 2011 (without giving effect to any possible extensions based on regulatory review periods which could increase the U.S. patent terms).

Additionally, we own eight issued U.S. patents, twelve pending U.S. patent applications and corresponding foreign patents or patent applications in the major commercial markets, including North America, Europe and Japan. Among these are patents or patent applications relating to treatment of cancer using talabostat as a single agent or combinations of talabostat with other anti-tumor agents, treatment of hematopoietic disorders, and treatment of infectious diseases in combination with antigens, all expiring in 2018 or after.

If we are successful in the preclinical and clinical development of PT-630, our lead drug candidate for the treatment of type 2 diabetes, to market and sell that drug we may need to obtain at least a non-exclusive license for relevant use patents from third parties, and there can be no assurance that we will be able to obtain that license on economically favorable terms, or at all.

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

The following sections describe the products with which talabostat would likely compete if it were to be approved for marketing as a combination therapy with docetaxel for the treatment of NSCLC, as a combination therapy with cisplatin for metastatic melanoma and, as a combination therapy with rituximab for the treatment of CLL, currently our most advanced clinical indications. Based on public filings and analyst reports of public companies, we believe that the annual sales of drugs to treat lung and pancreatic cancer and hematologic malignancies such as CLL currently exceed $6 billion.

Treatment of Certain Cancers

Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of NSCLC, metastatic melanoma, CLL, or pancreatic cancer could negatively impact the potential market for talabostat, if approved. In addition, other competitive small molecules and biologic therapies for NSCLC, metastatic melanoma, CLL or pancreatic cancer currently in development could also negatively impact the potential market for talabostat.

In the NSCLC market, first-line therapies for NSCLC patients involve a platinum-containing regimen. The current standard of care in the United States is carboplatin/paclitaxel. Gemcitabine/cisplatin (gemcitabine is Eli Lilly’s Gemzar®), docetaxel/cisplatin (docetaxel is Sanofi-Aventis’ Taxotere®) and vinorelbine/cisplatin, are also FDA-approved regimens. There are also three therapies approved by the FDA for second-line treatment of NSCLC; they are pemetrexed (Eli Lilly’s Alimta®), erlotinib (OSI Pharmaceutical’s / Genentech’s Tarceva®), and docetaxel.

In the metastatic melanoma market, we believe the only approved chemotherapy regimen is dacarbazine. IL-2 (Proleukin®), a genetically-engineered version of IL-2 manufactured and marketed by Chiron Corporation, is also approved for the treatment of metastatic melanoma.

In the CLL market, Genzyme’s Campath® (alemtuzumab), a monoclonal antibody which we believe is the only currently approved drug therapy for advanced chronic lymphocytic leukemia, is commercially available.

In the pancreatic market, we believe that 5-fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar®) and OSI Pharmaceutical’s / Genentech’s erlotinib (Tarceva®) are the standard treatment options approved and available for pancreatic cancer.

Treatment of Type 2 Diabetes

There are numerous DPP-4 inhibitors in development for the treatment of type 2 diabetes, including three that have reached Phase 3 or preregistration. Merck’s Januviu™ is in preregistration in the United States, and Novartis’, vildagplitin and Takeda’s SYR-322 are in Phase 3 development in the United States and in some cases other territories. Several other major pharmaceutical companies have advanced clinical programs with DPP-4 inhibitors including GSK in Phase 2 and BMS in Phase 2. We believe there are at least 11 DPP-4 inhibitor compounds in clinical development in total. A number of other pharmaceutical and biotech companies have earlier stage DPP-4 inhibitors in preclinical development as well.

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

The following persons serve as members of our Scientific Advisory Board:

Paul Allen, Ph.D., Professor of Pathology, Washington University School of Medicine. Dr. Allen received his Ph.D. in Immunology from the University of Michigan in 1981. His postdoctoral training was performed at Harvard Medical School, and he joined the Washington University faculty in 1985. His research involves the T-cell recognition of antigens, with an emphasis on autoimmune responses and tumor immunotherapy.

Charles A. Dinarello, M.D., Professor of Medicine, University of Colorado School of Medicine. Dr. Dinarello is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles. In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University. Dr. Dinarello is also a director of Techne Corporation. Dr. Dinarello received his medical degree from Yale University and clinical training at the Massachusetts General Hospital.

Herman Eisen, M.D., Professor Emeritus, Department of Biology and Center for Cancer Research, Massachusetts Institute of Technology. Dr. Eisen has been teaching and conducting research at the MIT Department of Biology and Center for Cancer Research since 1973. Since 1977, he has held multiple special appointments with the National Academy of Sciences and the National Cancer Institute. In 1997, he received the Behring-Heidelberger Award and was honored with a Lifetime Service Award by the American Association of Immunologists. He received his M.D. from New York University and an honorary Doctor of Science degree from Washington University in St. Louis.

Alfred Goldberg, Ph.D., Professor of Cell Biology, Harvard Medical School. Dr. Goldberg’s research focuses on the mechanisms, regulation and physiological importance of protein breakdown in animal and bacterial cells. He has contributed many fundamental discoveries about the ubiquitin proteasome pathway and its importance in immune surveillance. He has consulted widely in the pharmaceutical and biotechnology industries and has served on the Scientific Advisory Boards of Biogen, Tanox and ProScript, as well as on the editorial board of several major journals of biochemistry and physiology. Among his honors are the 1998 Novartis-Dew Award for biomedical research, the 2004 Ochoa Award from New York University and the 2005 election to the American Academy of Arts and Sciences. Dr. Goldberg was educated at Harvard College, Cambridge University and Harvard Medical School and received his Ph.D. from Harvard University.

Robert T. Schooley, M.D., Professor of Medicine, Head of the Division of Infectious Diseases for the University of California San Diego. Dr. Schooley received his M.D. in 1974 from the Johns Hopkins School of Medicine in Baltimore, Maryland. He has subsequently held several clinical and academic positions at the National Institutes of Health, the Harvard Medical School and the University of Colorado. His research concentrates on immunology and infectious diseases. Dr. Schooley was recruited to the University of California, San Diego in 2005 where he currently serves as Professor and Head of the Division of Infectious Diseases.

Barbara Wallner, Ph.D., Senior Vice President, Technical Operations and Chief Technical Officer, Ziopharm Oncology, Inc. Dr. Wallner is currently Senior Vice President for Technical Operations, Chief Technical Officer at Ziopharm Oncology, Inc. Before that she was Chief Scientific Officer and Senior Vice President for Research at BioTransplant, Inc. Dr. Wallner is a co-founder of Point Therapeutics and the former Senior Vice President for Research and Development, and Chief Scientific Officer at Point. Prior to that she was Vice President, Research at ImmuLogic, Inc. and held several management positions at Biogen, Inc.

The following persons serve as members of our Clinical Advisory Board:

Casey Cunningham, M.D., Associate Director of the Mary Crowley Research Center in the Sammons Cancer Center of Baylor University’s Medical Center. Dr. Cunningham’s interests in oncology include the application of cell biology research towards new cancer therapeutics. He is a member of several scientific advisory boards of pharmaceutical development corporations.

George Demetri, M.D., Director, Center for Sarcoma and Bone Oncology, Dana Farber Cancer Institute, and Associate Professor of Medicine, Harvard Medical School. Dr. Demetri has dedicated his career to translational therapeutics research aimed at using novel drugs to improve the efficacy of existing treatments for solid tumors, including sarcoma and breast cancer. He serves as principal investigator on more than ten active clinical trials in drug development. Dr. Demetri is the founder and editor of Sarcoma.net and received the 2002 Emil J Freirich Award in Clinical Cancer Research from the MD Anderson Cancer Center.

Janice Dutcher, M.D., Professor of Medicine at New York Medical College, and Associate Director for Clinical Affairs at Our Lady of Mercy Cancer Center, Bronx, NY. Dr. Dutcher is a founding member of the Cytokine Working Group and served as Chair of the FDA Oncologic Drugs Advisory Committee. Dr. Dutcher has participated in numerous studies, committees and publications focused on hematological disorders as well as malignant melanoma. She is actively involved in patient care and clinical research in renal cell cancer, and is a strong advocate for research into the etiology and treatment of renal cell carcinoma.

Thomas Gajewski, M.D., Ph.D., Associate Professor in the Departments of Pathology and Medicine for the Ben May Institute and Leader of the Immunology and Cancer Program at the University of Chicago Cancer Research Center. Dr. Gajewski received his medical training and Ph.D. in immunology at the University of Chicago. His post-doctoral studies were conducted on T-cell activation and anti-tumor immunity, also at the University of Chicago as well as at the Ludwig Institute for Cancer Research in Belgium. Dr. Gajewski also has a fellowship in hematology/oncology from University of Chicago’s Department of Medicine. His clinical research includes the regulation of anti-tumor immune responses, studies of melanoma biology, and development of immunotherapy and other novel treatments for melanoma.

Michael Gordon, M.D., Associate Professor of Clinical Medicine at the University of Arizona College of Medicine and Associate Member, Arizona Cancer Center, Tucson, AZ. Dr. Gordon’s research interest is the development of new anticancer agents and their application in clinical trials. He has been recognized for his work in new drug discovery, most notably biologic therapy and anti-angiogenic drugs. Dr. Gordon runs Premiere Oncology of Arizona, an early drug development program in Scottsdale, AZ.

Antonio J. Grillo-Lopez, M.D., is a consultant in clinical research and regulatory strategy, to the NCI and to several biotechnology companies. Dr. Grillo-Lopez serves as industry representative to the Oncology Drug Advisory Committee of the FDA. Dr. Grillo-Lopez retired in 2001 from IDEC Pharmaceuticals, Inc. (now Biogen Idec, Inc.) where he served as chief medical officer and senior vice president, medical and regulatory affairs. Prior to joining IDEC, he held the position of executive medical director for international clinical research and development at DuPont Merck Pharmaceuticals. Dr. Grillo-Lopez served as vice president, clinical therapeutics, and director, clinical oncology research at Warner Lambert Company’s Parke-Davis Pharmaceutical Research Division. Dr. Grillo-Lopez currently serves as a director of Favrille, Inc. and Onyx Pharmaceuticals, Inc., both biopharmaceutical companies.

John Nemunaitis, M.D., Director of the Mary Crowley Medical Research Center and Director of the US Oncology (USON) Phase 1 Research Program. Dr. Nemunaitis specializes in medical oncology and gene therapies for cancer. He has held academic positions at Fred Hutchinson Cancer Research Center and the University of Washington School of Medicine. Dr. Nemunaitis is also Diplomate of the American Board of Internal Medicine and is an editor for Cancer Gene Therapy and Cancer Biology and Therapy as well as a reviewer for numerous oncology journals.

Ravi Salgia, M.D., Ph.D., Director of the Thoracic Oncology Research Program, Associate Professor of Medicine at the University of Chicago’s Pritzker School of Medicine. Dr. Salgia has conducted extensive investigations in translational research in oncology. Dr. Salgia is interested in translational research in upper aerodigestive-tract cancers and is developing novel targeted therapeutic protocols for thoracic oncology. He is Associate Editor of the Journal of Environmental Pathology, Toxicology, and Oncology, a reviewer/member of eMedicus Institutional Review Board and also a reviewer for various oncology journals.

In addition, the following persons are our key scientific consultants:

•	Richard Flavell, M.D. Chairman, Section of Immunobiology, Howard Hughes Medical Institute, Yale University.

•	Bruce Walker, M.D. Director of AIDS Research Center, Massachusetts General Hospital, and Professor of Medicine, Harvard Medical School.

Former Business of the Company

We are a successor of a merger between Point Therapeutics, Inc., a privately held Massachusetts corporation (“Point Massachusetts”), and HMSR Inc., a publicly-traded Delaware corporation (“HMSR”) consummated as of March 15, 2002. Point Massachusetts was incorporated in September 1996 as a biopharmaceutical company to develop small molecule drugs. HMSR was incorporated in December 1993 and from 1994 to May 2001 operated under the name HemaSure Inc.

Available Information

Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission (the “SEC”) electronically. Our website is located at http://www.pointtherapeutics.com or http://www.pther.com.; these reports can be found under “Investor Relations—SEC Filings”. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

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

Employees

As of March 6, 2006, we employed forty-eight persons, ten of whom were engaged in research, twenty-six in drug and clinical development and twelve in administration, finance and legal. All of our employees have signed an agreement prohibiting the disclosure of confidential information to anyone outside our company and assigning us any ideas, developments, discoveries, and inventions made. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppage. We consider our employee relations to be good.

Item 1A.	Risk Factors

Forward-Looking Statements

This Item and other Items in this report contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our technologies and product candidates. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report on Form 10-K, particularly under the heading “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

As of December 31, 2005, we had a cash balance of approximately $37.6 million. We currently anticipate spending during the next twelve months an average of at least $7.5—$8.0 million per quarter to fund our preclinical and clinical programs and related general and administrative activities. Our current cash balance is expected to be sufficient to allow us to maintain our current and planned operations into the first half of 2007. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $71.7 million of expenses since inception through December 31, 2005, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and clinical and preclinical trial activities. We may raise these funds through corporate partnerships, additional sales of securities in both public and private offerings as the markets allow, and merger and acquisition activities and consolidations.

In addition to the progress of our preclinical and clinical effort, our future capital requirements depend on many other factors, including: the cost and timing of regulatory approvals of talabostat, technological advances, the reevaluation of the commercial potential of talabostat in light of developments in our industry or market, the status of competitive products and the establishment of a sales force. Unexpected events or other factors beyond our control could also impact our capital requirements.

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

Our lead product candidate, talabostat, is in human clinical development, and its safety and effectiveness are still being determined

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors and hematologic malignancies. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of talabostat in larger cohort groups. We have also recently commenced two Phase 3 human clinical studies in which we are evaluating talabostat in placebo controlled studies. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. In addition, success in preclinical testing and early clinical trials do not necessarily predict final results. A number of biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Our clinical trials may be suspended at any time if the FDA or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we cannot predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any perceived adverse effects of the drug. If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of December 31, 2005, we had an accumulated deficit of approximately $62.4 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated any sales revenue, and we likely will not until talabostat or any other of our product candidates become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products

We license key technology including the rights to talabostat, our lead product, from Tufts University School of Medicine (“Tufts”). The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force us to delay or discontinue our development and commercialization programs. Pursuant to the terms of the license, Tufts has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2009. If we do not meet our current clinical development, regulatory and commercialization milestones prior to May 2009, it is possible that Tufts could seek to terminate or modify the terms of the license in a way which could have a material adverse effect on us. We have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize our potential products.

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

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 17 issued U.S. patents and 16 pending U.S. patent applications. Most of these patents and patent applications relate to our oncology, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and one application expire in 2011; one U.S. patent expires in 2012; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable.

Our commercial success will also depend in part on our ability to commercialize talabostat without infringing on patents or other proprietary rights of others. Talabostat or our other drug candidates may infringe current or future patents or other proprietary rights of others. To date, we have not received any communications from third parties nor are we aware of any claims by third parties that our use of talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. If we are successful in the preclinical and clinical development of PT-630, our lead drug candidate for the treatment of type 2 diabetes, to market and sell that drug we may need to obtain at least a non-exclusive license for relevant use patents from third parties, and there can be no assurance that we will be able to obtain that license on economically favorable terms, or at all. We from time to time engage in discussions with Tufts, other licensors, vendors and other parties about the scope and enforceability of our contractual rights that may include utilization of dispute resolution procedures contained in applicable agreements. Otherwise, we have not notified any third party that they are infringing any of our proprietary rights.

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

If our competitors reach the market sooner or develop products and technologies that are more effective, less costly, or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market, including generics, that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Sanofi-Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, GSK’s Bexxar®, OSI Pharmaceutical’s / Genentech’s Tarceva®, Eli Lilly’s Alimta® and Gemzar®, Genzyme’s / Berlex’s Campath®, Biogen-IDEC’s Zevalin® and Roche / Genentech / Biogen-IDEC’s Rituxan® / MabThera. There are also several other potential competitive novel products in development at other companies as well as currently approved products that are being developed for additional indications that may be competitive with our product’s indications including, among others, Genentech’s Avastin®, ImClone’s Erbitux®, Sanofi-Aventis’ Eloxatin®, and Millennium’s Velcade®. If any of these products are successful in the clinic, we may experience additional competition. Because talabostat is still in clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaborations with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Our manufacturing strategy presents a number of risks

We do not currently have our own manufacturing facilities. We depend on outside contractors for the manufacture of talabostat. Completion of our clinical trials and the commercialization of talabostat will require sufficient access to these external manufacturing capabilities.

Our outside contractors may give greater priority to other products or for other reasons may fail to manufacture or deliver the required supply of talabostat in a cost-effective or timely manner. Our current and future manufacturers are and will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies for compliance with strictly enforced good manufacturing practice regulations and similar state and foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards.

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

We have contingent liabilities relating to our historical discontinued operations that could give rise to liability risks in the future

Prior to the sale of substantially all of our non-cash assets to Whatman in May of 2001, we were engaged in the business of developing and supplying blood filtration devices. Although Whatman contractually assumed and agreed to indemnify us and hold us harmless from and against most liabilities and obligations arising out of the conduct of our blood filtration business, we retained certain known and unknown risks that were not contractually assumed by Whatman including without limitation, (i) any of our liabilities under any benefit plan, (ii) tax liabilities incurred which relate to periods prior to the closing of the Whatman transaction, (iii) accounts payable arising prior to the closing of the Whatman transaction, (iv) any of our liabilities which were owed to our security holders in their capacity as such, and (v) our liabilities which were owed to Sepracor, Inc. arising or resulting from its respective contractual relationships with us. If for any reason Whatman, or its successors, is not able to satisfy any of the assumed liabilities, such outcome could have a material and adverse effect on our financial condition. Accordingly, there can be no assurances that claims arising out of our historical business and operations would not be asserted against us in the future and, if asserted, there can be no assurances that we would prevail.

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

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 2,592,500 shares of our common stock at a weighted average exercise price of $3.78 as of March 6, 2006. In addition, certain entities and individuals hold existing options to purchase 4,343,103 shares of our common stock at an average exercise price of $3.85. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $2.72 to a high of $6.95 in the two-year period ended March 3, 2006. Many factors could have a significant impact on the future price of our common stock, including:

•	progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our clinical trials for talabostat;

•	progress of regulatory approval of our product candidate, talabostat, and compliance with ongoing regulatory requirements;

•	our ability to establish collaborations for the development and commercialization of our product candidates;

•	market acceptance of our product candidates;

•	our ability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	our ability to obtain component materials and successfully enter into and maintain manufacturing relationships for our product candidates;

•	our ability to form strategic partnerships or joint ventures;

•	maintenance of our existing licensing agreement with Tufts University;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	degree of trading liquidity in our common stock.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended March 3, 2006, the daily trading volume for shares of our common stock ranged from 4,200 to 1,051,700 shares traded per day, and the average daily trading volume during such three-month period was only 114,989 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Currently, we lease approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The lease term began on July 9, 2005 and expires on July 8, 2010 with an option for an extension in time as well as an option to lease additional space. In addition, we sublease approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, MA from New England Medical Center (“NEMC”). NEMC is affiliated with Tufts, from which we license certain technology. We currently have no written sublease with NEMC and are a tenant-at-will.

Item 3.	Legal Proceedings

As of March 6, 2006, we had no outstanding litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to the vote of our security holders during the quarter ending December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1.	Market Information.

Since April 2, 2004, our common stock has been traded on the NASDAQ Capital Market under the symbol “POTP”. From March 18, 2002 through April 1, 2004, our common stock was included for quotation on the OTC Bulletin Board under the symbol “POTP”. The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock as included for quotation on the OTC Bulletin Board and on the NASDAQ SmallCap Market.

	High	Low
2005
First Quarter	$6.75	$3.88
Second Quarter	$4.99	$3.55
Third Quarter	$4.45	$3.60
Fourth Quarter	$4.35	$2.75
2004
First Quarter	$6.80	$3.40
Second Quarter	$6.95	$4.91
Third Quarter	$5.43	$3.31
Fourth Quarter	$5.96	$3.76

2.	Stockholders.

Our transfer Agent is American Stock Transfer and Trust Company. On March 3, 2006, the last reported sale price of our common stock was $3.30 per share. On March 6, 2006, our common stock was held by approximately 225 stockholders of record and approximately 2,800 beneficial holders of our common stock.

3.	Dividends.

We have never paid dividends on our common stock. We do not expect to pay cash dividends in the foreseeable future.

4.	Unregistered Sale of Securities.

Not applicable.

5.	Issuer Purchases of Equity Securities.

Not applicable.

Item 6.	Selected Financial Data

SELECTED FINANCIAL INFORMATION

The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results to be expected for any future period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. Per share data presented below has been adjusted to reflect all stock issuances as if the merger between HMSR and Point Massachusetts which occurred on March 15, 2002 had taken place prior to all periods presented.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues:
License revenue	$—	$—	$—	$—	$—
Sponsored research revenue	161	—	115	—	—

Total revenues	161	—	115	—	—
Expenses:
Research and development	18,246	11,324	5,361	4,761	3,020
General and administrative	5,195	3,991	2,556	2,900	2,412

Total expenses	23,441	15,315	7,917	7,661	5,432
Income (loss) from operations	(23,280)	(15,315)	(7,802)	(7,661)	(5,432)
Other income (expense)	606	157	75	182	225

Net income (loss)	$(22,674)	$(15,158)	$(7,727)	$(7,479)	$(5,207)

Net income (loss) per common share:
Basic and diluted	$(0.98)	$(0.87)	$(0.73)	$(0.84)	$(0.74)

Shares used in computing net income (loss) per common share:
Basic and diluted	23,075	17,471	10,657	8,898	7,017

CONSOLIDATED BALANCE SHEET DATA

(in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$37,328	$13,906	$14,062	$11,925	$5,563
Restricted cash and cash equivalents	306	86	80	80	—
Working capital	33,258	11,883	13,628	10,840	4,198
Total assets	40,401	14,496	14,837	12,553	5,651
Long-term debt and capital lease obligations	47	48	52	57	60
Stockholders’ equity	34,399	12,051	13,856	11,095	4,218

Dividends—none

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors that could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from our ongoing clinical trials, (ii) scientific data collected on our technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation or continuation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of our proposed products, (v) the commercial acceptance of any products approved for sale and the ability of us to manufacture, distribute and sell for a profit any products approved for sale, (vi) our ability to obtain the necessary patents and proprietary rights to effectively protect our proposed products and technologies, and (vii) the outcome of any collaborations or alliances to be entered into by us in the future with pharmaceutical or other biotechnology companies.

Overview

We are a Boston-based biopharmaceutical company dedicated to developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. We are currently studying our lead product candidate, talabostat, in two Phase 3 trials in metastatic non-small cell lung cancer (NSCLC). We are also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL), and in combination with gemcitabine in metastatic pancreatic cancer.

In preclinical models and clinical studies, talabostat has demonstrated activity in combination with several chemotherapeutic agents, monoclonal antibodies and as a single-agent. Talabostat has also shown activity in a number of different cancer indications including both solid tumors and hematologic malignancies.

Talabostat is an oral agent, offering patients and physicians convenience and dosing flexibility. The most frequently reported adverse events include edema (fluid retention) and fatigue. Further, talabostat has a novel dual mechanism of action that inhibits key dipeptidyl peptidases (DPPs), potentially disrupting the tumor stroma and reducing metastases. We believe it also stimulates both the innate and acquired immune systems, attacking the tumor directly by stimulating the body’s own natural immunity to be upregulated to fight the tumor.

In addition to our oncology program, we have two other different DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a widely known target that numerous pharmaceutical companies are exploring as a potential promising therapy to treat type 2 diabetes. PT-630 potentially has several differentiating features in comparison to leading product(s) in the market or in development including prolonged inhibition of DPP-4, once per day dosage, decreased HbA1c, reduced triglyceride levels, reduced glucose levels in oral glucose tolerance tests and improvement in insulin sensitivity.

Our second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. Current internal and external programs include ongoing pneumococcus and hepatitis B vaccine studies and an ebola vaccine study with the United States government.

In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of approximately $62,368,000 as of December 31, 2005. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, clinical trial expenses, lease agreements and significant judgments and estimates. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Revenue is deemed earned when all of the following have occurred: there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured, all of our obligations relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by us with respect to such revenue incurred.

Revenues from corporate collaborations and government grants are earned based upon research expenses incurred and milestones achieved. Non-refundable license fees upon initiation of contracts are deferred and amortized over the period which we are obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is reasonably assured.

For the year ended December 31, 2005, we recognized revenue totaling $161,000 relating to our $600,000 Orphan Drug Grant which will partially fund our Phase 2 clinical trial in patients with CLL. For the year ended December 31, 2004, we did not recognize any revenue. For the year ended December 31, 2003, we recognized $115,000 of license revenues relating to royalties payable to us as successor to HMSR following the merger.

Clinical Trial Expenses

We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At December 31, 2005, prepaid and deposit balances related to clinical trials were approximately $2,073,000 resulting from payments made in connection with our two Phase 3 clinical trials in NSCLC. At December 31, 2005, accrued expenses related to clinical trials were approximately $913,000 related primarily to our five ongoing Phase 2 clinical trials. Clinical trial expenses were $5,459,000, $4,065,000 and $1,731,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Lease Agreement

Lease costs are recorded using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable.

On March 16, 2005, we entered into a lease agreement with KNH Realty Trust, initially for approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The lease term began on July 9, 2005 and expires on July 8, 2010 with the option for an extension in time as well as an option to lease additional space which will be negotiated at a later date. In accordance with the lease agreement, we were granted a rent holiday from July 9, 2005 through December 23, 2005. We are recording expenses related to the lease evenly over the initial term of the lease and as a result, recorded a liability at December 31, 2005 for the rent expense for the term of the rent holiday of approximately $168,000 which will be reduced as we make payments over the remainder of the lease term.

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

Results of Operations

Years ending December 31, 2005, 2004 and 2003

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
License revenue	$—	$—	$115,041	—%	(100.0)%
Grant revenue	161,205	—	—	100.0	—

Total revenues	161,205	—	115,041	100.0	(100.0)
Research and development	18,246,263	11,324,245	5,360,710	61.1	111.2
General and administrative	5,195,031	3,990,663	2,556,435	30.2	56.1

Total operating expenses	23,441,294	15,314,908	7,917,145	53.1	93.4
Interest income	606,140	156,840	75,332	286.5	108.2

Net loss	$(22,673,949)	$(15,158,068)	$(7,726,772)	49.6	96.2
Net loss per common share, basic and diluted	$(0.98)	$(0.87)	$(0.73)	12.6	19.2
Weighted average common shares, basic and diluted	23,075,434	17,471,266	10,656,577	32.1%	63.9%

Revenues

We recorded revenue totaling $161,000 for the year ended December 31, 2005 as a result of the $600,000 Orphan Drug Grant we were awarded in the fourth quarter of 2005 to partially fund our Phase 2 clinical trial in patients with CLL. We recorded no revenue for the year ended December 31, 2004. For the year ending December 31, 2003, we recorded license revenue totaling $115,000. The royalties were due from Whatman PLC related to revenues generated from the sale of HMSR blood filters.

Operating Expenses

Research and development

During the years ended December 31, 2005, 2004 and 2003, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We had no other material research and development programs during this time period and thus the expenses disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $602,000 and $305,000 spent during 2005 and 2004, respectively on external studies for our two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510, a vaccine adjuvant.

In the fourth quarter of 2005, we initiated our first Phase 3 clinical program in NSCLC studying talabostat in combination with docetaxel and in February 2006, we initiated a second Phase 3 clinical program in NSCLC studying talabostat in combination with pemetrexed. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with docetaxel for the treatment of advanced NSCLC, talabostat as a single agent to treat metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced CLL. In 2005, we initiated a fifth Phase 2 clinical trial studying talabostat in connection with gemcitabine for the treatment of pancreatic cancer.

During 2004, we completed a Phase 1 human clinical study in which patients undergoing chemotherapy were treated with talabostat for neutropenia.

Research and development expenses increased 61.1% to $18,246,000 for the year ended December 31, 2005 and 111.2% to $11,324,000 for the year ended December 31, 2004.

	Year Ended December 31,			Annual Percent Change
Research and development	2005	2004	2003	2005/2004	2004/2003
Clinical and drug development	$14,529,297	$8,298,244	$3,170,621	75.1%	161.7%
Research	3,716,966	3,026,001	2,190,089	22.8	38.2

Total research and development	$18,246,263	$11,324,245	$5,360,710	61.1%	111.2%

Clinical and drug development:    Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Total clinical and drug development expenses increased 75.1% to $14,529,000 in 2005 and 161.7% to $8,298,000 in 2004.

The increase in 2005 as compared to 2004 was primarily related to an increase in external clinical and related manufacturing costs. Clinical trial expenses increased by $1,394,000 to $5,459,000 in 2005 as compared to 2004 due primarily to the costs incurred for our ongoing Phase 2 clinical trials and pre-study clinical activities for our Phase 3 clinical trials. Manufacturing costs increased by $2,258,000 to $4,421,000 in 2005 as compared to 2004 primarily due to the purchase of bulk drug, formulation and related testing to prepare for our Phase 3 trials. We also added eleven employees during 2005 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to twenty and resulting in an increased salary costs of $837,000 in 2005 as compared to 2004.

The increase in 2004 as compared to 2003 was primarily due to an increase in external clinical and related manufacturing costs. Clinical trial costs increased by $2,334,000 to $4,065,000 in 2004 related to pre-study and actual clinical trial costs related to our five Phase 2 clinical trials. Manufacturing costs increased by $1,935,000 to $2,164,000 in 2004 due to costs incurred for the purchase of bulk drug, formulation and related testing to supply our five Phase 2 clinical trials. We also added six employees during the first quarter of 2004 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to nine. The increase in salaries and related fringes for 2004 as compared to 2003 of $159,000 was less than it would have been because of severance payments incurred for a former executive during 2003 totaling approximately $250,000.

During 2006, we anticipate that our clinical development costs will continue to increase due to costs related to our Phase 3 clinical program which was initiated during the fourth quarter of 2005 and costs related to the ongoing four Phase 2 talabostat clinical studies. In addition, we anticipate hiring ten additional employees bringing total employees in the clinical development area to thirty.

Research:    Research includes expenses associated with research and testing of our product candidates supporting the clinical development of talabostat and our other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Research expenses increased 22.8% to $3,717,000 in 2005 and increased 38.2% to $3,026,000 in 2004.

The increase in 2005 was related primarily to an increase in external research for talabostat of $405,000 and an increase in external research relating to our diabetes product candidate, PT-630 of 363,000. In addition, salaries costs increased in this area by $250,000 due to the hiring of two additional employees in 2005 bringing total employees in this area to nine. Offsetting these increased costs was a decrease in non-cash compensation of $514,000 related to outside consultant stock options which completed vesting in 2004.

The increase in 2004 was related primarily to an increase of non-cash compensation related to outside consultant stock options of $407,000 and external lab work and consulting costs relating to our diabetes product candidate, PT-630 of $295,000.

During 2006, we currently anticipate that research expenses will increase over 2005 levels due to increased projects in this area for external studies related to mechanism of action studies for talabostat and external toxicology studies for diabetes. We currently anticipate adding one employee to our research group bringing the total number of employees in this area to ten.

General and administrative

General and administrative:    General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 30.2% to $5,195,000 in 2005 and 56.1% to $3,991,000 in 2004.

The increase in 2005 was primarily due to higher salary costs of $472,000 relating to four new hires and increased bonuses as compared to 2004. In addition, we recorded non-cash charges for stock compensation of approximately $249,000 related to the extension of the exercise period for a former executive’s stock option award, stock options granted to consultants and compensation expense related to our Fee Deferral Plan for Non-Employee Directors.

The increase in 2004 was primarily due to higher patent costs of $347,000 because of increased patent prosecution and foreign filings in 2004 and increased salary and fringes of $286,000 due to the hiring of three new employees in 2004. In addition, investor relations, SEC, and consultant costs increased by approximately $323,000 and legal and audit expenses increased by $289,000 in 2004 as compared to 2003 primarily due to new activities required by public companies under the Sarbanes-Oxley Act of 2002.

During 2006, we currently anticipate that general and administrative expenses will increase modestly from 2005 levels as we plan to expand our business development and investor relations efforts by allocating additional resources and hire two additional employees bringing total employees in this area to fourteen.

Interest Income

Interest income includes interest earned on invested cash balances. During the years ending December 31, 2005, 2004 and 2003, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 286.5% to $606,000 in 2005 and 108.2% to $157,000 in 2004. The increase in 2005 was due to a higher cash balance in 2005 as compared to 2004 because of the registered direct offering in March 2005 and an increase in interest rates earned on invested cash during the year. The increase in interest income for 2004 was due to a higher average cash balance in 2004 as compared to 2003 because of the two financings that occurred in October 2003 and March 2004.

Net loss

As a result of the foregoing, we incurred a net loss of $22,674,000 or $0.98 per share, for the year ended December 31, 2005, a net loss of $15,158,000, or $0.87 per share, for the year ended December 31, 2004 and a net loss of $7,727,000, or $0.73 per share, for the year ended December 31, 2003.

Liquidity and Capital Resources

We have financed our operations since inception principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996 through December 31, 2005, we have raised approximately $75,543,000, net of costs of raising capital, in private and public equity financings and $7,676,000 from licensing and sponsored research collaborations with pharmaceutical companies and government agencies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR. We have also received $4,970,000 from the exercise of common stock warrants and options and $1,745,000 from interest earned in invested cash balances.

At December 31, 2005, our cash and cash equivalents increased $23,422,000 as compared to December 31, 2004. The increase was primarily due to a November 2005 underwritten public offering of 8,050,000 shares of common stock plus an overallotment of 1,207,500 shares at a price of $3.00 per share, resulting in gross proceeds to us of $27,773,000. After underwriting fees of $1,944,000 and other expenses for legal, accounting and printing fees of $313,000, net proceeds to us were $25,516,000. In addition, we consummated a registered direct placement of 3,650,000 shares of common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000 in March 2005. After placement agent fees of $1,150,000 and other expenses for legal, accounting and printing fees of $245,000, net proceeds to us were $15,031,000. For the fiscal year 2005, we also received proceeds of $3,781,000 from the exercise of 1,501,623 warrants and proceeds of $445,000 from the exercise of 126,106 stock options. Offsetting these proceeds was net cash used in operations for 2005 of $21,108,000. Cash utilized in operations included net operating losses of $22,674,000 primarily to support the pre-clinical and clinical program for talabostat and related general and administrative activities. Also included in cash used in operations was an increase in prepaid expenses, other current assets and deposits of $1,962,000 as compared to December 31, 2004 primarily as the result of up-front payments made to investigator, clinical research organizations and testing facilities for our Phase 3 program which began in the fourth quarter of 2005. These up front payments will be expensed over the period services are being provided by the outside contractors and institutions. Accounts receivable increased by $161,000 for revenue recognized in 2005 related to our Orphan Drug Grant. We expect to receive these funds in the first quarter of 2006. In addition, current liabilities increased by $3,550,000 primarily due to an increase in the clinical trial accrual and payables related to the ongoing five Phase 2 clinical trials and start up costs, including manufacturing, for our Phase 3 program.

Since inception, we have incurred $50,470,000 in expenses on research and development activities. Almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We have had no other material research and development programs, and thus the $50,470,000 disclosed for research and development in our financial statements has primarily been directed towards developing talabostat with the exception of external costs incurred during 2005 and 2004 for our two other DPP inhibitors in preclinical development described below. In the fourth quarter of 2005, we initiated our first Phase 3 clinical program in NSCLC studying talabostat in combination with docetaxel and in February 2006, we initiated a second Phase 3 clinical program in NSCLC studying talabostat in combination with pemetrexed. In 2004, we initiated four Phase 2 clinical trials of talabostat. The trials are studying talabostat in combination with docetaxel for the treatment of advanced NSCLC, talabostat as a single agent to treat metastatic melanoma, talabostat in combination with cisplatin to treat advanced metastatic melanoma, and talabostat in combination with rituximab to treat advanced CLL. In 2005, we initiated a fifth Phase 2 clinical trial studying talabostat in connection with gemcitabine for the treatment of pancreatic cancer.

Our portfolio also includes two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. To date, we have spent approximately $897,000 on external laboratory and consulting costs for PT-630 and approximately $10,000 on external laboratory costs for PT-510.

We cannot predict whether the results of further testing will be successful or will result in FDA approvals. Thus, due to the uncertainties inherent in clinical testing and the regulatory process, we are not able to estimate at this time when talabostat may be commercially available for any application, if at all, nor the costs associated with completing the clinical trial process.

Since inception, we have incurred operating expenses of $71,707,000 and have accumulated a deficit as of December 31, 2005 of $62,368,000. At December 31, 2005, we had $37,328,000 in cash and cash equivalents and $306,000 in restricted cash. We currently anticipate that our existing capital resources will enable us to maintain current and planned operations (including funding our two Phase 3 trials in NSCLC, completing our four Phase 2 trials and advancing our preclinical compounds PT-630 and PT-510) into the first half of 2007. Therefore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of additional securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans after 2006. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and initiate human clinical trials for additional clinical indications for talabostat and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors, including the success of our preclinical and clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of December 31, 2005, we had future payments required under contractual obligations and other commitments as follows:

	Payments Due By Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$417,254	$417,254	$415,092	$391,311	$202,493	$—	$1,843,404
Capital Leases	7,417	4,945	—	—	—	—	12,362
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	17,895	67,895

Total Future Obligations	$434,671	$432,199	$425,092	$401,311	$212,493	$17,895	$1,923,661

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123(R)

replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We will adopt this pronouncement using the modified prospective method on January 1, 2006 and are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

At December 31, 2005, 2004 and 2003, our investments consisted entirely of funds deposited in money market funds and as a result we were not subject to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 1, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to Point, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Point. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on our assessment of our internal control over financial reporting. This report appears below.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Point Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Point Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Point Therapeutics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Point Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Point Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Point Therapeutics Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and the period from September 3, 1996 (date of inception) through December 31, 2005 of Point Therapeutics, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 10, 2006

(d)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our Board of Directors currently consists of seven (7) directors. Each director’s term expires at each annual meeting, and our stockholders must elect individuals to serve on our Board of Directors until the following year’s annual meeting. Certain information regarding each of our directors is set forth below.

Name	Age	Position
Donald R. Kiepert, Jr.	57	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy J. Barberich(1)(3)	58	Director
Richard J. Benjamin(2)	46	Director
Thomas M. Claflin II(2)	65	Director
Larry G. Pickering	63	Director
Daniel T. Roble(1)(3)	60	Director
William J. Whelan, Jr.(1)(2)	51	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Corporate Governance Committee

No director or executive officer of Point is related to any other director or executive officer of Point by blood or marriage.

Mr. Kiepert has served as our President, Chief Executive Officer and as a director since March 2002, the date of the merger with Point Massachusetts, and served as President, Chief Executive Officer and as a director of Point Massachusetts since its inception in 1996. Prior to joining Point, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several health care companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman of the board of one private company. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

Mr. Barberich has served as our director since inception in 1993 and was Chairman of the Board of Directors from 1993 until March 1996 and from April 1997 until March 15, 2002. Mr. Barberich has also served as a director of Point Massachusetts since March 1999. Mr. Barberich was a founder of Sepracor, Inc. and since 1984, Mr. Barberich has served as Chairman of the Board of Directors and Chief Executive Officer of Sepracor. From 1984 to 1999, Mr. Barberich served as President of Sepracor. Mr. Barberich also serves as a board member of BioSphere Medical, PhRMA, the Pharmaceutical Research and Manufacturers of America, and Gemin X.

Dr. Benjamin, has served as our director since July 7, 2004. Dr. Benjamin is Chief Medical Officer of the American Red Cross. Dr. Benjamin also serves as an Assistant Professor of Pathology at Harvard Medical School and is a member of the Joint Program in Transfusion Medicine. He received his medical training at the University of Cape Town, South Africa, followed by doctoral studies in Immunology at Cambridge University, England. Thereafter, he undertook post-doctoral studies on the molecular mechanisms of antigen presentation at Stanford University, before initiating Hematopathology and Transfusion Medicine training at the Brigham and Women’s Hospital.

Mr. Claflin has served as our director since March 15, 2002 and as a director of Point Massachusetts since December 1999. He is the President and Chief Executive Officer of the venture capital firm of Claflin Capital Management, which he founded in 1978. Prior to forming Claflin Capital, he was a general partner of PaineWebber’s venture capital partnerships and a vice president of the Boston venture capital firm of T.A. Associates.

Mr. Pickering has served as our director since May 24, 2004. He is currently a consultant to CSFB Private Equity. He was previously a corporate Vice President and an Officer for Johnson & Johnson. Mr. Pickering spent 32 years with Johnson & Johnson companies, starting as a sales representative for Ortho Pharmaceuticals and progressing through increasingly senior positions including national sales manager and division vice president-general manager. He also served as president of the Johnson & Johnson subsidiary, Janssen USA, company group chairman for Johnson & Johnson Consumer Pharmaceuticals and later president of the Johnson & Johnson Development Corporation. Mr. Pickering is also a director of two private companies.

Mr. Roble has served as our director since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a limited partner in the Health Care Group at the law firm of Ropes & Gray, LLP, Boston, Massachusetts. He has practiced law at Ropes & Gray since 1975.

Mr. Whelan has served as our director since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a partner at the private bank of Brown Brothers, Harriman & Company, where he has worked since 1988. Prior to that, he worked at the Bank of New York as Vice President, Middle Market Lending.

See “Security Ownership of Certain Beneficial Owners and Management” included in Item 12 of this Annual Report on Form 10-K for a summary of the shares of common stock owned by each of the directors.

Audit Committee

Current members of our Audit Committee include Richard J. Benjamin, Thomas M. Claflin II and William J. Whelan, Jr. Our Board of Directors has determined that Mr. Whelan, the Chairman of our Audit Committee, is an audit committee financial expert, as that term is defined under Regulation S-K, Item 401(h), and that he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of March 6, 2006. All of our officers are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	57	Chairman, President, Chief Executive Officer, and Director
Richard N. Small	51	Senior Vice President, Chief Financial Officer and Treasurer
Michael P. Duffy	45	Senior Vice President, General Counsel and Secretary
Barry Jones, Ph.D.	56	Senior Vice President, Research
Margaret J. Uprichard, Pharm.D.	47	Senior Vice President, Chief Development Officer

Mr. Kiepert has served as our President, Chief Executive Officer and as a director since March 2002, the date of the merger with Point Massachusetts, and served as President, Chief Executive Officer and as a director of Point Massachusetts since its inception in 1996. Prior to joining Point, he was President and Chief Executive Officer of Chartwell Home Therapies, a home infusion services company, from 1989 to 1996. Mr. Kiepert also started and managed several health care companies and worked in various management positions at Baxter Travenol, Inc. Mr. Kiepert presently serves as chairman of the board of one private company. Mr. Kiepert received his M.S. degree in clinical pharmacy from Purdue University.

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

Mr. Duffy has served as our Senior Vice President, General Counsel and Secretary since May 2002. Prior to joining Point, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc. / Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray in Boston, Massachusetts. Mr. Duffy is a founder and principal of a private business advisory firm.

Dr. Jones has served as our Senior Vice President of Research since January 2003 and as our Vice President of Research since March 2002, the date of the merger with Point Massachusetts and as Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point, he was Director of Immunology at Procept, Inc. from 1993 through July 1997. Dr. Jones has also held academic research positions at Yale University’s School of Medicine and at Pennsylvania State University.

Dr. Uprichard joined us in January 2003 as Vice President, Clinical and Regulatory Affairs. In December 2003, she was promoted to Senior Vice President, Clinical and Regulatory Affairs and in March 2005 to Senior Vice President, Chief Development Officer. Prior to joining Point, she founded a consulting company in drug development and served as Head of Regulatory, Clinical and/or Preclinical Affairs for both Curis, Inc and Paion, from 2001-2003. From 1990-2001, Dr. Uprichard held senior positions in both Clinical and Regulatory Affairs for Warner-Lambert/Pfizer in the oncology, neurology, cardiovascular, and rheumatology areas. Dr. Uprichard also holds an adjunct faculty appointment at the University of Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons. We believe that during the fiscal year ended December 31, 2005, all filing requirements were timely satisfied with the exception of Forms 5 which were filed on January 27, 2006 for Messrs. Barberich, Benjamin, Claflin, Pickering, Roble and Whelan relating to automatic option grants otherwise previously disclosed under our 2003 Non-Employee Director Stock Option Plan as well as under our 2005 Fee Deferral Plan for Non-Employee Directors.

Code of Ethics and Conduct

Our Board of Directors adopted a code of business ethics and conduct, The Point Therapeutics, Inc. Corporate Code of Ethics and Conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees, on March 16, 2004. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment in a report on Form 8-K within five days of such amendment or waiver. For more information, please refer to the Code of Ethics attached to the Preliminary Proxy Statement filed with the SEC on April 26, 2004 as Appendix A. The Code of Ethics is also posted on the corporate governance section of our website at www.pther.com. The Code of Ethics is also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Michael P. Duffy, our Senior Vice President and General Counsel, at our corporate headquarters.

Item 11.	Executive Compensation

Compensation of Directors

Beginning in August 2005, we began providing cash compensation to members of our Board of Directors. Each non-employee director receives an annual board retainer of $15,000, board meeting fees of $1,500 for in-person meetings and $750 for telephonic meetings, committee member retainers of $4,000, chair retainer of $4,000 for the Chairman of the Audit Committee and chair retainer of $2,500 for all other chairs of committees. These cash fees may be deferred under our 2005 Fee Deferral Plan for Non-Employee Directors. Members of our Board of Directors are reimbursed for reasonable expenses in connection with attendance at board and committee meetings. In consideration for services as directors, we also grant options to purchase shares of our common stock to members of our Board of Directors who are not employed by us.

Each non-employee director is granted an option to purchase 30,000 shares of common stock on the date he or she is first elected or named a director. Thereafter, on a bi-annual basis immediately following the then-annual meeting of stockholders, each non-employee director is awarded an option to purchase 20,000 shares of common stock. The Compensation Committee also has the ability to award stock options to non-employee directors in such amounts and on such terms consistent with our options plans. In 2005, each of our non-employee directors were granted options to purchase 20,000 shares of common stock. In addition, Messrs. Roble and Whalen were each granted an additional option for 15,606 shares at fair market value during 2005 and Mr. Barberich was granted an additional option for 10,404 shares at fair market value during 2005.

Executive Officer Compensation

The following table provides certain summary information for the fiscal years ended December 31, 2005, 2004 and 2003, concerning compensation paid or accrued by us to or on behalf of the persons who served as our executive officers in 2005:

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)(1)
Donald R. Kiepert, Jr. Chairman, President and Chief Executive Officer	2005 2004 2003	$ $ $	360,538 344,365 309,637	$ $ $	155,250 99,000 90,000	— — —	140,000 200,000 120,000	$ $ $	5,441 5,242 4,120

Richard N. Small Senior Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	$ $ $	243,308 219,281 196,065	$ $ $	99,000 62,700 57,000	— — —	87,500 125,000 80,000	$ $ $	8,345 7,832 6,161

Michael P. Duffy Senior Vice President, General Counsel and Secretary	2005 2004 2003	$ $ $	228,546 219,281 196,065	$ $ $	77,000 62,700 57,000	— — —	60,000 80,000 80,000	$ $ $	6,360 5,811 720

Barry Jones, Ph.D. Senior Vice President, Research	2005 2004 2003	$ $ $	228,546 219,281 190,961	$ $ $	77,000 62,700 57,000	— — —	70,000 100,000 80,000	$ $ $	7,903 7,532 6,271

Margaret J. Uprichard, Pharm.D. Senior Vice President, Chief Development Officer	2005 2004 2003	$ $ $	243,308 219,281 184,719	$ $ $	99,000 62,700 10,000	— — —	105,000 150,000 100,000	$ $ $	6,360 5,931 5,503

(1)

Other compensation in 2005 includes a matching 401(k) contribution totaling $3,616, $7,000, $6,000, $6,871 and $6,000 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively. In addition, other compensation in 2005 includes reimbursement for health club memberships in the amount of

$793 for each of Mr. Kiepert and Mr. Small. Other compensation in 2004 includes a matching 401(k) contribution totaling $3,430, $6,500, $5,571, $6,500 and $5,571 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively. In addition, other compensation in 2004 includes reimbursement for health club memberships in the amount of $780 for each of Mr. Kiepert and Mr. Small. Other compensation in 2003 includes a matching 401(k) contribution totaling $3,088, $5,801, $480, $5,719 and $5,143 for Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard, respectively.

Option Grants During 2005

The following table sets forth option grants by us to Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones, and Dr. Uprichard during the year ended December 31, 2005 under our Amended and Restated 1994 Stock Option Plan. The maximum term of each option granted was ten years from the date of grant, subject to earlier termination in the event of resignation or termination of employment. The percentage of the total options granted in 2005 shown in the table below is based on options to purchase an aggregate of 966,000 shares of our Common Stock granted to employees during the year ended December 31, 2005. The exercise price of each option was equal to the fair market value of our common stock on the date of grant as determined by the Board of Directors.

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

	Option Grants Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date
Name					5%($)	10%($)
Donald R. Kiepert, Jr.	140,000	14.5%	$4.22	3/24/2015	$962,351	$1,532,383
Richard N. Small	87,500	9.1%	$4.22	3/24/2015	$601,469	$957,739
Michael P. Duffy	60,000	6.2%	$4.22	3/24/2015	$412,436	$656,736
Barry Jones	70,000	7.2%	$4.22	3/24/2015	$481,175	$766,192
Margaret J. Uprichard	105,000	10.9%	$4.22	3/24/2015	$721,763	$1,149,287

Aggregated Option Exercises and Fiscal-Year-End Option Values

The following table sets forth option exercises by Mr. Kiepert, Mr. Small, Mr. Duffy, Dr. Jones and Dr. Uprichard and value of in-the-money unexercised options held by each such person at December 31, 2005.

The value of unexercised in-the-money options held at December 31, 2005 represents the total gain which the option holder would realize if the option holder exercised all of the in-the-money options held at December 31, 2005, and is determined by multiplying the number of shares of our common stock underlying the options by the difference between $3.45 (which was the fair market value per share of our common stock at fiscal year end December 31, 2005) and the applicable per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

			Number Of Securities Underlying Unexercised Options At FY-End (#)		Value Of Unexercised In-The-Money Options at FY-End
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald R. Kiepert, Jr.	—	—	321,465	365,000	$207,965	$165,750
Richard N. Small	—	—	236,502	231,250	$187,958	$110,500
Michael P. Duffy	—	—	166,000	160,000	$318,000	$106,000
Barry Jones	—	—	166,570	192,500	$160,820	$109,375
Margaret J. Uprichard	—	—	87,500	267,500	$137,000	$137,000

Employment Agreements

We have employment agreements with the following executive officers:

•	Donald R. Kiepert, Jr., Chairman, President and Chief Executive Officer

•	Richard N. Small, Senior Vice President, Chief Financial Officer and Treasurer

•	Michael P. Duffy, Senior Vice President, General Counsel and Secretary

•	Barry Jones, Ph.D., Senior Vice President, Research

•	Margaret J. Uprichard, Pharm.D., Senior Vice President, Chief Development Officer

Mr. Kiepert’s employment agreement provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer through October 31, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The agreement provides for a base salary, currently $365,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Kiepert’s agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert’s agreement is terminated under certain circumstances following a change of control, as that term is defined in the agreement, we are obligated to pay him a lump-sum payment equal to two times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $50,000 for fringe benefits.

Mr. Small’s employment agreement provides for his employment as Senior Vice President, Chief Financial Officer and Treasurer through October 31, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $250,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Small’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Mr. Duffy’s employment agreement provides for his employment as Senior Vice President, General Counsel and Secretary through May 28, 2006. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $231,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Duffy’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Jones’ employment agreement provides for his employment as Senior Vice President, Research through January 1, 2007. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $231,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Dr. Jones’ employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones’ employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Uprichard’s employment agreement provides for her employment as Senior Vice President, Chief Development Officer through January 13, 2007. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $250,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Dr. Uprichard’s employment agreement for any reason other than for cause, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard terminates her agreement for good reason, as that term is defined in the agreement, she is entitled to continue to receive her base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Uprichard’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay her a lump sum payment equal to one and one-half times the sum of her base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Compensation Committee

The Compensation Committee consists entirely of independent directors within the meaning of the NASDAQ stock market listing standards and applicable SEC regulations. Current members of the Compensation Committee are Daniel T. Roble, Timothy J. Barberich, and William J. Whelan, Jr. The Compensation Committee met four times during 2005.

The Compensation Committee’s primary responsibilities are to address the chief executive officer and executive officers retention, performance, succession planning, and to oversee compensation and benefit matters. It reviews the qualifications of the executive officers and nominates executive officers for election by the Board. It reviews and approves our compensation policy to ensure that our compensation strategy supports organizational objectives and stockholder interests, and considers appropriate companies for compensation comparison purposes. The Compensation Committee determines the compensation of the chief executive officer and reviews and approves the compensation of all other executive officers. It approves and recommends, and suggests material changes to any employee incentive compensation or retirement plans.

The Compensation Committee chooses the outside compensation consultant that we engage, sets the budget for the consultant and reviews the services provided by the consultant to management. The Compensation Committee also meets regularly with the consultant in private sessions without management present.

For further information concerning the duties and responsibilities of the Compensation Committee, see the discussion below under the heading “Report of the Compensation Committee”. In addition, the Compensation Committee Charter is posted in the corporate governance section of our website at http://www.pther.com.

Report of the Compensation Committee

Overview and Philosophy

The Compensation Committee’s primary responsibilities are to address the chief executive officer and executive officers retention, performance, succession planning, and to oversee compensation and benefit matters. It reviews the qualifications of the executive officers and nominates executive officers for election by the Board. It reviews and approves our compensation policy to ensure that our compensation strategy supports organizational objectives and stockholder interests, and considers appropriate companies for compensation comparison purposes. The Compensation Committee determines the compensation of the chief executive officer and reviews and approves the compensation of all other executive officers. It approves and recommends, and suggests material changes to any employee incentive compensation or retirement plans. The Compensation Committee chooses the outside compensation consultant that we engage, sets the budget for the consultant and reviews the services provided by the consultant to management. The Compensation Committee also meets regularly with the consultant in private sessions without management present.

Executive Compensation and Benefit Program

The objectives of our executive compensation program are to:

•	Attract and retain key executives critical to our long-term success;

•	Align the interests of the executive officers with the interests of stockholders and our success; and

•	Recognize and reward individual performance and responsibility.

General.    Our executive compensation program consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of stock options. In addition, executive officers participate in benefit programs that are available to all of our employees. These benefits include medical, dental, life insurance, 401(k) and Section 125 plans.

We believe that base salary should be maintained at a competitive level, sufficient to recruit and retain individuals possessing the skills and experience necessary to achieve our goals and objectives over the long term. Base salary levels are generally established with reference to various industry-related surveys and the recommendations of compensation consultants. Periodic adjustments in base salary may be made by reference to competitive factors as well as an employee’s individual performance. Other benefits are maintained at what the Committee believes is an industry-competitive level.

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

Compensation of Chief Executive Officer.    Based on the executive compensation policy and components described above, the Compensation Committee recommended the salary and incentive bonus received by Donald R. Kiepert, Jr., our President and Chief Executive Officer, for services rendered in fiscal year 2005. Mr. Kiepert received a base salary of $345,000 from January through March 2005 and a base salary of $365,000 for the remainder of 2005. Dr. Kiepert also earned a bonus of $155,250 for the year. Mr. Kiepert’s compensation in 2005 was set within the range of compensation for chief executives with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, with reference to information from compensation consultants, as determined and approved by the Compensation Committee. Specific factors the Compensation Committee considered in determining Mr. Kiepert’s compensation included our success in capital raising activities, advances in the clinical development of our lead product candidate talabostat, and progress made in our staffing and organizational development.

Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation over $1 million paid to its Chief Executive Officer and its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. We generally intend to structure grants of stock options to our executive officers to comply with the statute and thereby to mitigate any disallowance of deductions under Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when the Compensation Committee believes that such payments are appropriate, after taking into consideration circumstances such as changing business conditions or the officer’s individual performance, and are in the best interest of the stockholders. In any event, there can be no assurance that compensation attributable to stock options will be exempted from Section 162(m).

COMPENSATION COMMITTEE

Daniel T. Roble, Chairman

Timothy J. Barberich

William J. Whelan, Jr.

The above report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

Board members who served on the Compensation Committee during fiscal year 2005 were Mr. Barberich, Mr. Roble and Mr. Whelan. Neither Mr. Barberich, Mr. Roble nor Mr. Whelan was at any time during 2005 an officer or employee of ours or any of our subsidiaries. Mr. Whelan does not have any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Barberich is Chairman of the Board and Chief Executive Officer of Sepracor Inc., a beneficial owner of approximately 1.32% of our common stock as of December 31, 2005, and Mr. Roble is a limited partner at Ropes & Gray LLP, one of our outside legal service providers. Please see “Certain Relationships and Related Transactions” under Item 13 or additional disclosure regarding Mr. Barberich’s and Mr. Roble’s relationships with Point.

None of our executive officers in 2005 served as a member of the Compensation Committee (or other committee serving an equivalent function).

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock for the period from January 1, 2001 through December 31, 2005 with the cumulative total return on (i) Nasdaq Biotechnology Index and (ii) Russell 2000 Index. The comparison assumes investment of $100 on January 1, 2000 in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPANY/INDEX/MARKET	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
Point Therapeutics, Inc.	$100.00	$152.00	$26.00	$134.00	$214.40	$138.00
Nasdaq Biotechnology Index	$100.00	$84.08	$53.70	$79.15	$84.20	$98.14
Russell 2000 Index	$100.00	$101.02	$79.22	$115.16	$135.31	$139.81

This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 6, 2006, certain information concerning beneficial ownership of our stock (as determined under the rules of the SEC) by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our Directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all Directors and executive officers as a group.

Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise indicated, the address for each person is care of Point Therapeutics, Inc., 155 Federal Street, Boston, MA 02110.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Federated Investors, Inc.(1) Federated Investors Towers Pittsburgh, PA 15222-3779	4,208,696	12.85%
GMT Capital Corporation(2) 2100 RiverEdge Parkway, Suite 840 Atlanta, GA 30328	2,599,650	7.94
ProQuest Investments(3) 600 Alexander Park Road, Suite 204 Princeton, NJ 08540	2,625,000	7.81
Donald R. Kiepert, Jr.(4)	1,026,196	3.09
Richard N. Small(5)	481,865	1.46
Barry Jones, Ph.D.(6)	236,570	*
Michael P. Duffy(6)	221,000	*
Margaret J. Uprichard, Pharm. D.(7)	196,250	*
Thomas M. Claflin II(8)	164,164	*
Timothy J. Barberich(9)	146,962	*
William J. Whelan, Jr.(10)	116,818	*
Daniel T. Roble(11)	108,814	*
Richard J. Benjamin, Ph.D.(6)	84,740	*
Larry G. Pickering(6)	50,000	*
All directors and executive officers as a group (11 persons)(12)	2,833,379	8.17%

*	Beneficial ownership does not exceed 1% of our outstanding common stock.
(1)	Consists of total shares of common stock held by the Federated Kaufmann Fund, the Federated Kaufmann Small-Cap Fund, a portfolio of Federated Equity Funds and American Skandia Trust, a portfolio of Federated Equity Funds.
(2)	Consists of 1,142,600 shares of common stock held by Bay Resource Partners Offshore Fund, Ltd., 617,400 shares of common stock held by Bay Resource Partners, L.P., 508,375 shares of common stock held by Bay II Resource Partners, L.P., 207,875 shares of common stock held by GMT Capital Corp. and 123,400 shares of common stock held by Thomas E. Claugus.
(3)	Consists of 1,036,000 shares of common stock held by ProQuest Investments II, L.P., 674,100 shares of common stock held by ProQuest Investments, L.P., 31,150 shares of common stock held by the ProQuest Investments II Advisors Fund, L.P., 8,750 shares of common stock held by the ProQuest Companion Fund, L.P., 518,000 shares issuable to ProQuest Investments II, L.P. upon the exercise of common stock warrants, 337,050 shares issuable to ProQuest Investments, L.P. upon the exercise of common stock warrants, 15,575 shares issuable to the ProQuest Investments II Advisors Fund, L.P. upon the exercise of common stock warrants and 4,375 shares issuable to by the ProQuest Companion Fund, L.P. upon the exercise of common stock warrants.

(4)	Includes 451,465 shares issuable to Mr. Kiepert upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(5)	Includes 319,627 shares issuable to Mr. Small upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(6)	Consists solely of shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(7)	Includes 176,250 shares issuable to Dr. Uprichard upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(8)	Consists of 77,938 shares owned directly by Mr. Claflin, 4,351 shares of common stock held by Claflin Capital and Black Diamond Fund, 4,778 shares of common stock held by Seven Partners and 7,097 shares of common stock held by Claflin Profit Sharing Plan and 70,000 shares issuable to Mr. Claflin upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(9)	Includes 112,462 shares issuable to Mr. Barberich upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(10)	Includes 106,414 shares issuable to Mr. Whelan upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(11)	Includes 106,414 shares issuable to Mr. Roble upon the exercise of options currently exercisable or exercisable within 60 days of March 6, 2006.
(12)	Includes 1,264,641 shares of common stock subject to options or warrants currently exercisable or will become exercisable within 60 days of March 6, 2006.
(9)	As of March 6, 2006, there were 32,752,059 common stock shares of Point outstanding.
(10)	Information included in this report was derived from various sources known to us including filings made with the Securities and Exchange Commission, statements filed with us by our directors and executive officers and our company records.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain four stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, the 1994 Directors’ Stock Option Plan, as amended, and the 2003 Stock Option Plan for Non-Employee Directors (the “Plans”) and our Fee Deferral Plan for Non-Employee Directors (the “Fee Deferral Plan”), all of which were approved by Board of Directors and our stockholders. The following table gives information about awards under the Plans and the Fee Deferral Plan as of December 31, 2005:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,200,914	$3.87	3,254,206
Equity compensation plans not approved by shareholders	—	—	—

Total	4,200,914	$3.87	3,254,206

Item 13.	Certain Relationships and Related Transactions

On November 15, 2001, HMSR and PT Acquisition Corp., a wholly-owned subsidiary of HMSR formed for the purpose of consummating a merger transaction, entered into an Agreement and Plan of Merger with Point Therapeutics, Massachusetts, Inc. (“Point Massachusetts”). On March 15, 2002, HMSR’s stockholders approved a 1-for-10 reverse split of HMSR’s common stock and a name change from HMSR Inc. to Point Therapeutics, Inc. The stockholders of Point Massachusetts also approved on March 15, 2002 the merger agreement previously entered into by both parties. The merger became effective on March 15, 2002, at which time, Point Massachusetts became our wholly-owned subsidiary. Point Massachusetts subsequently changed its name to “Point Therapeutics Massachusetts, Inc.”

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

The Board of Directors has appointed Ernst & Young LLP to examine the financial statements of Point for the fiscal year 2006. In 2005, in addition to audit services, Ernst & Young LLP provided tax compliance services to Point. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Ernst & Young LLP. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our audit committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily to tax services and merger and acquisition due diligence and audit services. In addition, we will obtain these non-audit services from Ernst & Young LLP only when the services offered by Ernst & Young LLP are more economical and efficient than services available from other service providers.

The aggregate fees billed for professional services Ernst & Young LLP in 2005 and 2004 for these various services were:

	2005	2004
Audit Fees	$283,000	$269,000
Audit Related Fees	—	—
Tax Fees	16,000	14,000
All other fees	—	—

Total	$299,000	$283,000

Appointment of Registered Public Accounting Firm and Pre-Approval of Audit and Non-Audit Services

All of the Ernst & Young LLP fees for 2005 and 2004 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

(a)(3)	Exhibits:
The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits are set forth on the following exhibit index. Management contracts, compensatory plans and arrangements are identified in the exhibit index by the symbol “+.”

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2006.

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

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2006

/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 15, 2006

/s/ RICHARD J. BENJAMIN Richard J. Benjamin	Director	March 15, 2006

/s/ THOMAS M. CLAFLIN II Thomas M. Claflin II	Director	March 15, 2006

/s/ LARRY G. PICKERING Larry G. Pickering	Director	March 15, 2006

/s/ DANIEL T. ROBLE Daniel T. Roble	Director	March 15, 2006

/s/ WILLIAM J. WHELAN, JR. William J. Whelan, Jr.	Director	March 15, 2006

EXHIBIT INDEX

Item 15(c)	Exhibits:

Exhibit No.	Description

2.1(9)	Agreement and Plan of Merger, dated November 15, 2001 among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2(5)	Asset Purchase Agreement, dated as of February 3, 2001 by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3(6)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001 by and between Point Therapeutics, Inc., Whatman and Whatman plc.

3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2(7)	Certificate of Amendment of Certificate of Incorporation Point Therapeutics, Inc.

3.3(8)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4(10)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5(16)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.6(1)	By-Laws of Point Therapeutics, Inc.

4.1(11)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2(11)	Form of Warrant for Point Therapeutics, Inc.

4.3(14)	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003.

4.4(14)	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003.

4.5(2)	Registration Rights Agreement dated January 23, 1997 by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.6(3)	Registration Rights Agreement dated as of March 23, 1999 between Point Therapeutics, Inc. and Sepracor.

4.7(15)	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004.

4.8(15)	Form of Investor Registration Rights Agreement for Point Therapeutics, Inc. dated as of March 24, 2004.

4.9(14)	Subscription Agreement dated on or about September 19, 2003 by and among Point Therapeutics, Inc. and certain investors.

4.10(15)	Form of Investor Securities Purchase Agreement dated as of March 24, 2004.

4.11(3)	Securities Purchase Agreement dated as of March 23, 1999 between Point Therapeutics, Inc. and Sepracor.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Point Therapeutics, Inc.’s 1994 Director Option Plan.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan, dated June 25, 1996.

Exhibit No.	Description

10.4(2)	Amendment to Point Therapeutics, Inc.’s 1994 Director Option Plan effective as of May 16, 1996.

10.5(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan dated June 25, 1996.

10.6(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan effective as of May 16, 1996.

10.7(4)	Form of Purchase Agreement, dated March 2, 2000.

10.8(4)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

10.9(6)	Royalty Agreement, dated as of May 29, 2001 by and among Point Therapeutics, Inc., Whatman and Whatman plc.

+10.10(11)	First Amended Executive Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

+10.11(11)	First Amended Executive Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

+10.12(11)	Employment, Confidentiality and Non-Competition Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.13(11)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

+10.14(12)	Executive Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

+10.15(13)	Executive Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

+10.16(13)	Executive Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

+10.17(11)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

10.18(17)	Lease Agreement dated March 16, 2005 between Point Therapeutics, Inc. and KNH Realty Trust.

21.1	Subsidiaries of Point Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP.

24.1†	Power of Attorney.

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).
(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.

(4)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(6)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.
(9)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on April 1, 2004.
(16)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(17)	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on March 17, 2005.
†	Previously filed.
+	Management Contract or Compensatory Plan or Arrangement

POINT THERAPEUTICS, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003 and for the Period from Inception (September 3, 1996) through December 31, 2005	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003 and for the Period from Inception (September 3, 1996) through December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003 and for the Period from Inception (September 3, 1996) through December 31, 2005	F-7

Notes to Consolidated Financial Statements	F-8

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Point Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Point Therapeutics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and the period from September 3, 1996 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Point Therapeutics, Inc at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and the period from September 3, 1996 (date of inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Point Therapeutics, Inc.’s internal control framework over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 10, 2006

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$37,328,396	$13,905,993
Cash and cash equivalents – restricted	305,834	86,001
Unbilled receivable	161,205	—
Prepaid expenses and other current assets	1,417,235	288,511

Total current assets	39,212,670	14,280,505
Office and laboratory equipment, net	344,432	205,323
Deposits and other assets	843,497	10,247

Total assets	$40,400,599	$14,496,075

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,719,319	$912,942
Accrued drug development	1,581,318	341,865
Accrued clinical trial costs	913,421	764,192
Accrued expenses	734,090	378,815
Short-term portion of capital lease	6,396	—

Total current liabilities	5,954,544	2,397,814
Patent liability, less current portion	42,364	47,604
Long-term portion of capital lease	4,723	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 32,970,604 shares issued at December 31, 2005 and 18,435,375 shares issued at December 31, 2004, 32,752,059 shares outstanding at December 31, 2005 and 18,263,298 shares outstanding at December 31, 2004	329,706	184,353
Treasury stock, 218,545 shares at December 31, 2005 and 172,077 shares outstanding at December 31, 2004, at cost	(978,290)	(767,338)
Additional paid-in capital	97,415,931	52,328,072
Deficit accumulated during the development stage	(62,368,379)	(39,694,430)

Total stockholders’ equity	34,398,968	12,050,657

Total liabilities and stockholders’ equity	$40,400,599	$14,496,075

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2005
	2005	2004	2003
Revenues
License revenue	$—	$—	$115,041	$5,115,041
Sponsored research revenue	161,205	—	—	2,561,205

Total revenues	161,205	—	115,041	7,676,246

Operating expenses
Research and development	18,246,263	11,324,245	5,360,710	50,469,658
General and administrative	5,195,031	3,990,663	2,556,435	21,237,807

Total operating expenses	23,441,294	15,314,908	7,917,145	71,707,465

Loss from operations	(23,280,089)	(15,314,908)	(7,802,104)	(64,031,219)

Interest income	606,140	156,840	75,332	1,745,492
Interest expense	—	—	—	(82,652)

Net loss	$(22,673,949)	$(15,158,068)	$(7,726,772)	$(62,368,379)

Net loss per common share
Basic and diluted	$(0.98)	$(0.87)	$(0.73)

Shares used in computing net loss per common share
Basic and diluted	23,075,434	17,471,266	10,656,577

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock on September 3, 1996	2,300,543	$23,005	$(3,005)	$—	$—	$20,000
Net loss					(60,135)	(60,135)

Balance at December 31, 1996	2,300,543	23,005	(3,005)		(60,135)	(40,135)
Issuance of common stock on January 22, 1997	820,716	8,207	(1,072)			7,135
Issuance of common stock on May 7, 1997	717,890	7,179	1,671,412			1,678,591
Issuance of common stock for license rights on May 7, 1997	372,292	3,723	890,847			894,570
Issuance of common stock on June 17, 1997	15,606	156	37,344			37,500
Issuance of common stock on October 1, 1997	426,572	4,266	1,007,293			1,011,559
Net loss					(2,329,746)	(2,329,746)

Balance at December 31, 1997	4,653,619	46,536	3,602,819		(2,389,881)	1,259,474
Stock-based compensation expense related to issuance of stock options to non-employees			45,837			45,837
Issuance of warrants in connection with Convertible note payable			200,000			200,000
Net loss					(2,914,399)	(2,914,399)

Balance at December 31, 1998	4,653,619	46,536	3,848,656		(5,304,280)	(1,409,088)
Issuance of common stock upon conversion of debt on March 9, 1999, net	675,549	6,756	1,949,523		1,956,279
Issuance of common stock for license rights on March 9, 1999	5,002	50	16,057		16,107
Stock-based compensation expense related to issuance of stock options to non-employees			39,388			39,388
Issuance of common stock pursuant to private placement agreement on July 2, 1999, net	201,874	2,019	643,111			645,130
Issuance of common stock pursuant to private placement agreement on October 12, 1999, net	185,848	1,858	591,666			593,524
Net loss					(1,161,786)	(1,161,786)

Balance at December 31, 1999	5,721,892	57,219	7,088,401		(6,466,066)	679,554
Stock-based compensation expense related to issuance of stock options to non-employees			32,929			32,929
Issuance of common stock pursuant to private placement agreement on November 2, 2000, net	260,106	2,601	981,777			984,378
Net income					2,342,083	2,342,083

Balance at December 31, 2000	5,981,998	59,820	8,103,107		(4,123,983)	4,038,944
Stock-based compensation expense related to issuance of stock options to non-employees			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 13, 2001, net	1,352,546	13,526	5,150,616			5,164,142
Issuance of common stock on April 30, 2001	52,021	520	199,480			200,000
Net loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	7,386,565	73,866	13,475,255		(9,331,005)	4,218,116
Stock-based compensation expense related to issuance of stock options to non-employees			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	1,889,190	18,892	14,647,318			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	101,169	1,011		(331,936)		(330,925)
Net loss					(7,478,585)	(7,478,585)

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)—(Continued)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	9,376,924	93,769	28,142,973	(331,936)	(16,809,590)	11,095,216
Stock-based compensation expense related to issuance of stock options to non-employees			64,073			64,073
Issuance of shares of common stock on October 3, 2003 in a private placement, net	5,600,001	56,000	10,367,526			10,423,526
Net loss					(7,726,772)	(7,726,772)

Balance at December 31, 2003	14,976,925	149,769	38,574,572	(331,936)	(24,536,362)	13,856,043
Stock-based compensation expense related to issuance of stock options to non-employees			471,513			471,513
Issuance of shares of common stock on March 26, 2004 in a private placement, net	3,000,000	30,000	12,107,228			12,137,228
Issuance of shares upon exercise of warrants	352,416	3,524	930,734	(202,757)		731,501
Issuance of shares upon exercise of stock options	106,034	1,060	244,025	(232,645)		12,440
Net loss					(15,158,068)	(15,158,068)

Balance at December 31, 2004	18,435,375	$184,353	$52,328,072	$(767,338)	$(39,694,430)	$12,050,657
Stock-based compensation expense related to issuance of stock options to non-employees			249,337			249,337
Issuance of shares of common stock in March 2005 in a private placement, net	3,650,000	36,500	14,994,718			15,031,218
Issuance of shares of common stock in November 2005 in a public offering, net	9,257,500	92,575	25,423,549			25,516,124
Issuance of shares upon exercise of warrants	1,501,623	15,017	3,976,859	(210,952)		3,780,924
Issuance of shares upon exercise of stock options	126,106	1,261	443,396			444,657
Net loss					(22,673,949)	(22,673,949)

Balance at December 31, 2005	32,970,604	$329,706	$97,415,931	$(978,290)	$(62,368,379)	$34,398,968

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2005
	2005	2004	2003
Operating activities
Net loss	$(22,673,949)	$(15,158,068)	$(7,726,772)	$(62,368,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,528	102,307	91,758	442,999
Stock-based compensation	249,337	471,513	64,073	945,529
Common stock issued under license agreement	—	—	—	910,677
Accrued interest on convertible notes	—	—	—	82,652
Patent costs	—	—	—	75,557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,128,724)	125,430	(179,563)	(1,436,512)
Restricted cash	(219,833)	(5,833)	—	(305,834)
Unbilled receivable	(161,205)	—	—	(161,205)
Deposits and other assets	(833,250)	27,126	1,943	(843,497)
Accounts payable and accrued expenses	3,550,334	1,469,582	(472,071)	5,945,704

Net cash used in operating activities	(21,107,762)	(12,967,943)	(8,220,632)	(56,712,309)

Investing activities
Purchase of office and laboratory equipment	(248,637)	(64,574)	(61,429)	(787,431)

Net cash used in investing activities	(248,637)	(64,574)	(61,429)	(787,431)

Financing activities
Net proceeds from issuance of common stock	40,547,342	12,137,228	10,423,526	73,650,055
Proceeds from exercise of common stock warrants	3,780,924	731,501	—	4,512,425
Proceeds from exercise of common stock options	444,657	12,440	—	457,097
Proceeds from capital lease financing	13,082	—	—	13,082
Payments on capital leases	(1,963)	—	—	(1,963)
Principal payments of patent liability	(5,240)	(4,763)	(4,688)	(30,749)
Proceeds from merger between Point with HMSR, Inc.	—	—	—	14,335,285
Proceeds from issuance of convertible note	—	—	—	1,892,904

Net cash provided by financing activities	44,778,802	12,876,406	10,418,838	94,828,136

Net increase in cash and cash equivalents	23,422,403	(156,111)	2,136,777	37,328,396
Cash and cash equivalents at beginning of period	13,905,993	14,062,104	11,925,327	—

Cash and cash equivalents at end of period	$37,328,396	$13,905,993	$14,062,104	$37,328,396

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

Point Therapeutics, Inc. (“Point” or the “Company”) is a Boston-based biopharmaceutical company dedicated to developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Point is currently studying its lead product candidate, talabostat, in two Phase 3 trials in metastatic non-small cell lung cancer (NSCLC). Point is also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL), and in combination with gemcitabine in metastatic pancreatic cancer. Point is also studying two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant.

Since inception, the Company has incurred operating expenses of $71,707,000 and has accumulated a deficit as of December 31, 2005 of $62,368,000. At December 31, 2005, the Company had $37,328,000 in cash and cash equivalents and $306,000 in restricted cash and cash equivalents. The Company currently anticipates that its existing capital resources will enable it to maintain current and planned operations into the first half of 2007. Therefore, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently considering several strategic options in order to ensure the continued funding of its operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to the Company. Should the Company be unable to raise sufficient funds, the Company may be required to curtail its operating plans after 2006. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact the Company’s cash position and require further cost reductions.

2.	Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the carrying value of prepaids, receivables and other assets, property and equipment, certain liabilities and recorded expenses. Actual results may differ from such estimates.

Clinical Trial Expenses

The Company records the estimated cost of patient recruitment and related supporting functions for its clinical trial as patients are enrolled in the trial. The costs recorded for the trials are based on percentage of completion of the contract entered into. In the past, the estimates made have been materially accurate with the actual billings received. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At December 31, 2005, prepaid and deposit balances related to clinical trials were approximately $2,073,000 resulting in payments made in connection with the Company’s two Phase 3 clinical trials in NSCLC. At December 31, 2005, accrued expenses related to clinical trials were approximately $913,000 related primarily to the Company’s five ongoing Phase 2 clinical trials. Clinical trial expenses were $5,459,000, $4,065,000 and $1,731,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Reclassifications

Certain amounts in 2003 and 2004 have been reclassified to conform to the 2005 presentation.

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

Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2005, the Company’s investments consisted entirely of funds deposited in money market funds.

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

Revenues from corporate collaborations and government grants are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period which the company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for its stock based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. The reconciliation of net loss and net loss per share, as reported to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(22,673,949)	$(15,158,068)	$(7,726,772)
Add: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,973,864)	(1,696,472)	(515,747)

Pro forma net loss	$(24,647,813)	$(16,854,540)	$(8,242,519)

Net loss per common share, as reported	$(0.98)	$(0.87)	$(0.73)

Net loss per common share, pro forma	$(1.07)	$(0.96)	$(0.77)

These pro forma amounts disclosed above may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life (years)	4.00	4.00	4.00
Risk-free interest rate	3.6%–4.3%	3.2%–3.8%	2.4%–3.5%
Volatility	93%	93%	93%
Dividends	None	None	None

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Significant Accounting Policies (continued)

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company will adopt this pronouncement using the modified prospective method on January 1, 2006 and is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

3.	Agreements

On May 7, 1997, Point Therapeutics Massachusetts, Inc. (“Point Massachusetts”) entered into a license agreement (the “Agreement”) with Tufts University School of Medicine (“Tufts”). This Agreement was amended in May 1999. Under the Agreement, Point Massachusetts received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000. In addition, Point Massachusetts issued to Tufts, or its designee, 372,292 shares of common stock in 1997 valued at $894,570, which was expensed to research and development based on the fair market value of the common stock at the date of issuance. In 1999, 5,002 shares of common stock, valued at $16,107, were issued to Tufts and expensed in a similar manner.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Agreements (continued)

Under the Agreement, Point Massachusetts is also required to pay $20,000 per year to Tufts. One-half of this payment is offset against Point Massachusetts’ patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. Point Massachusetts is obligated to make an additional $67,895 of patent right payments as follows:

Year ended December 31:
2006	$10,000
2007	10,000
2008	10,000
2009	10,000
2010	10,000
Thereafter	17,895

67,895
Less amount representing interest	(20,291)

47,604
Less current portion	(5,240)

Patent liability	$42,364

The present value of the patent reimbursement payments, assuming an interest rate of 10%, was expensed to research and development in 1997.

The Agreement calls for certain milestone payments totaling $300,000 to be paid to Tufts upon commencement of the first Phase 3 clinical trial, marketing application of the first licensed product and marketing approval of the first licensed product, and a royalty based on future sales of products covered under the Agreement. In October 2005, Point Massachusetts paid Tufts $50,000 upon commencement of the Company’s first Phase 3 clinical trial. In addition, the Agreement calls for Tufts to perform research jointly agreed upon with Point Massachusetts, in the scientific areas covered under the Agreement. Point Massachusetts was obligated to reimburse Tufts for $500,000 of such research over a two-year period beginning on May 7, 1997.

On January 12, 1999, Point Massachusetts amended the existing license agreement with Tufts in connection with definitions of field of use, license period and net sales, and entered into a collaboration agreement to license its developed technology to a pharmaceutical company. Upon signing the agreement, Point Massachusetts received an initial $2,000,000 nonrefundable license fee. The collaboration also called for development milestone and royalty payments to Point Massachusetts, as well as an arrangement to equally share all reasonable expenses incurred while obtaining and defending technology patents subsequent to signing this agreement. In January 2000, Point Massachusetts amended the master license agreement to reflect the partial completion of a milestone. As a result of this amendment, Point Massachusetts received in cash and recognized as revenue $3,000,000 from the pharmaceutical company in 2000. As part of the Agreement, Point Massachusetts is required to pay Tufts 10% of all milestone payments received and supplemental milestone payments related to the collaboration with the pharmaceutical company. Total payments to Tufts as a result of milestones achieved totaled $412,500 in 2000. Under the agreement, Point Massachusetts received $900,000 in 2000 for research and development for the benefit of the pharmaceutical company. In July 2000, the agreement with the pharmaceutical company was terminated, however, the license agreement with Tufts remains in effect, as amended. To date, the Company has paid a total of $782,500 in licensing and milestone payments to Tufts.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Warrants

The Company has a total of 2,592,500 warrants at a weighted average price of $3.78 to purchase its common stock outstanding as of December 31, 2005. These warrants are summarized as follows:

(a)	In October 2003, in connection with the private placement of 5,600,001 shares of its common stock, the Company issued warrants to purchase 2,800,000 shares of its common stock at an exercise price of $2.66 per share. The warrants expire in 2008. These warrants are callable at the option of the Company if the Company’s stock trades at a price equal to or greater than $8.00 per share for ten consecutive trading days. As of December 31, 2005, 1,657,500 of these warrants have been exercised.

In addition, the Company issued warrants to purchase 300,000 shares of common stock at a price of $2.20 per share to Paramount Capital, Inc., the Placement Agent in the offering. The warrants expire in 2009. As of December 31, 2005, none of these warrants have been exercised.

(b)	In March 2004, in connection with the private placement of 3,000,000 shares of its common stock, the Company issued warrants to purchase 900,000 shares of the Company’s common stock originally priced at $6.25 per share. As a result of the offering in March 2005, the warrants were repriced to $6.02. As a result of the public offering in November 2005, the warrants were repriced to $5.31. The warrants expire in 2009. As of December 31, 2005, none of these warrants have been exercised.

In addition, the Company issued warrants to purchase 100,000 and 150,000 shares of common stock at an original price of $6.25 per share to Paramount BioCapital, Inc., and RBC Capital, Inc., respectively, the Placement Agents in the offering. As a result of the offering in March 2005, the warrants were repriced to $6.02. As a result of the public offering in November 2005, the warrants were repriced to $5.31. The warrants expire in 2009. As of December 31, 2005, none of these warrants have been exercised.

5.	Office and Laboratory Equipment

Office and laboratory equipment consist of the following at December 31:

	2005	2004
Laboratory equipment	$330,992	$305,473
Computer equipment	236,444	148,827
Furniture	161,202	73,490
Leasehold improvements	28,388	11,004
Office equipment	17,324	—
Leased office equipment	13,082	—

	787,432	538,794
Less accumulated depreciation	(443,000)	(333,471)

	$344,432	$205,323

Depreciation expense, including depreciation related to leased equipment, was $120,532, $102,307, and $91,758 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records repairs and maintenance as incurred and did not incur any material repairs and maintenance expense during the years ended December 31, 2005, 2004 and 2003.

During 2005, the Company wrote-off fully amortized leasehold improvements in the amount of $11,004 relating to the Company’s former headquarters at 125 Summer Street, Boston, MA. The Company moved out of the offices in July 2005.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Operating Leases and Commitments

The Company conducts all of its operations in leased facilities. For the first seven months of 2005, the company leased approximately 4,600 square feet of office space at 125 Summer Street, Boston, MA. The sublease term was for three years and ended July 31, 2005 and was not renewed. In addition, the Company subleased approximately 2,800 additional square feet of office space at 125 Summer Street, Boston, MA. The sublease ended December 31, 2005 and was not renewed. In connection with this sublease, the Company issued a letter of credit on January 8, 2004 in the amount of $5,834. The letter of credit expires in January, 2006.

On March 16, 2005, the Company entered into a lease agreement with KNH Realty Trust, initially for approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The Company relocated its corporate headquarters from 125 Summer Street, Boston, MA to 155 Federal Street, Boston, MA in July 2005. The lease term began on July 9, 2005 and expires on July 8, 2010 with the option for an extension in time as well as an option to lease additional space, which will be negotiated at a future date. In accordance with the lease agreement, the Company was granted a rent holiday from July 9, 2005 through December 23, 2005. The Company is recording expenses related to the lease evenly over the initial term of the lease and as a result, recorded a liability at December 31, 2005 for the rent expense for the term of the rent holiday of approximately $168,000 which will be reduced as the Company makes payments over the remainder of the lease term.

In connection with this lease, the Company issued a letter of credit in the amount of $300,000 on March 28, 2005. The letter of credit is renewable annually for the term of the sublease with the landlord and is collateralized by cash held in money market funds at the Company’s financial institution.

In addition, the Company subleases approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, MA from New England Medical Center (“NEMC”). The Company currently has no written sublease with NEMC and is a tenant at will.

The Company also has in place various operating leases related to office equipment.

Rent expense under all of these arrangements amounted to $542,000, $423,000 and $329,000 in 2005, 2004 and 2003, respectively.

The Company has in place a capital lease for its telephone system with a term of two years ending in 2007 and operating leases for office equipment with terms of three years ending in 2008. Payments made during 2005, including interest, related to this capital lease totaled $2,000.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Operating Leases and Commitments (continued)

At December 31, 2005, future minimum commitments, under leases with non-cancelable terms of more than one year are as follows:

	Capital Leases	Operating Leases	License Obligations
Year:
2006	$7,417	$417,254	$10,000
2007	4,945	417,254	10,000
2008	—	415,092	10,000
2009	—	391,311	10,000
2010	—	202,493	10,000
Thereafter	—	—	17,895

Total	12,362	$1,843,404	$67,895

Less amount representing interest	(1,243)

Present value of minimum lease payments	11,119
Less current portion of capital lease obligations	(6,396)

Capital lease obligations, net of current portion	$4,723

In addition to the above future minimum commitments, the Company incurs annual rent expense totaling approximately $179,000 under the current tenant-at-will arrangement with NEMC and anticipates that the level of expense incurred under the arrangement will continue into the foreseeable future.

7.	Orphan Drug Grant

In October 2005, the Company was awarded an Orphan Products Development Grant from the Food and Drug Administration to partially fund its Phase 2 study of talabostat in combination with rituximab in advanced CLL.

The $600,000 grant is a two-year grant funding costs related to the company’s ongoing Phase 2 CLL trial. Orphan Products Development grants are awarded by the Food and Drug Administration to encourage clinical development of products for use in rare diseases or conditions, usually defined as affecting less than 200,000 people in the United States. CLL is an incurable disease that usually affects people over 60 years of age. Patients who present with advanced stage disease or who progress to the state of requiring treatment have a poor outcome with a median survival of only 18 to 36 months.

As of December 31, 2005, the Company recorded revenue and a corresponding unbilled receivable on the Company’s balance sheet totaling $161,000 in connection with this grant.

8.	Stock Compensation

The Company has four stock option plans, the 1994 Plan, the 1997 Plan, the Director Plan and the 2003 Directors’ Plan (the “Plans”). As of December 31, 2005, a total of 7,419,075 shares have been authorized for grants of options or shares under the Plans, of which 3,160,017 are available for future grant. Stock options granted during 2005, 2004 and 2003 generally have a maximum term of ten years and vest periodically over a period of one to five years.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Stock Compensation (continued)

In 2005, the Company instituted a Fee Deferral Plan for Non-Employee Directors (the “Fee Deferral Plan”) by which outside directors have the option to receive compensation in the form of shares of common stock units instead of cash compensation. The aggregate number of shares of common stock that may be delivered under the Fee Deferral Plan are 100,000. In 2005, three of our outside directors chose to receive their compensation in shares and as a result we reserved 5,811 shares and recorded non-cash compensation totaling $24,411. The common stock units will be transferred into issued shares upon certain terms and conditions. For a full description of the Fee Deferral Plan, please refer to the Company’s Proxy Statement filed with the Securities and Exchange Commission on June 24, 2005.

During the years ended December 31, 2005, 2004, and 2003, the Company granted a total of 1,128,066, 1,082,500 and 832,052 options, respectively to employees and directors of the Company under its Plans. In addition, during the years ended December 31, 2005, 2004 and 2003, the Company also granted 88,322, 10,000 and 153,333 options to outside consultants, respectively. The Company has applied the recognition provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, related to these grants to outside consultants. The grants vest periodically over a period of one to four years and the expense related to these options is being charged to compensation expense over the vesting period of the options. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $69,926, $471,513 and $64,073, respectively, related to options granted to outside consultants in total. The fair value of these options was determined using the Black-Scholes option-pricing model. In addition, in 2005, the Company recorded a non-cash charge for stock compensation of $155,000 related to the extension of the exercise period for a former executive’s stock option award.

The exercise price and vesting period of the options are determined as of the hire date of the employee or by the Board of Directors at the date of grant. The exercise price for incentive stock options cannot be below the fair market value of the Company’s stock on the date of grant. Furthermore, the option exercise period will not exceed ten years from the date of grant.

The following table presents the activity of the Plans for the years ended December 31:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,198,721	$3.48	2,261,023	$2.32	1,275,638	$2.80
Granted	1,216,388	4.20	1,092,500	5.77	985,385	1.11
Exercised	(126,106)	3.53	(106,034)	2.31	—	—
Canceled	(93,900)	5.48	(48,768)	3.39	—	—

Outstanding at end of year	4,195,103	$3.87	3,198,721	$3.48	2,261,023	$2.32

Exercisable at end of year	2,124,996	$3.08	1,566,670	$2.93	1,129,262	$3.18

Weighted-average per share fair value of options granted	$2.81		$3.85		$0.74

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Stock Compensation (continued)

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2005:

	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.55-$0.80	842,533	7.22	543,783	$0.78
$1.18-$1.45	172,000	6.47	160,500	1.42
$2.41	208,076	1.94	208,076	2.41
$3.00-$3.90	989,244	6.05	846,119	3.38
$4.00-$5.79	1,082,500	9.23	76,018	5.07
$6.00-$6.50	897,000	8.18	286,750	6.02
$15.00-$162.50	3,750	0.73	3,750	110.62

	4,195,103	7.37	2,124,996	$3.08

9.	Common Stock

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

On March 4, 2005, the Company consummated a registered direct placement of 3,650,000 shares of its common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000. After placement agent fees of $1,149,750 and other expenses for legal, accounting and printing fees of $244,032, net proceeds to the Company were $15,031,218. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 900,000 warrants with an initial exercise price of $6.25 were repriced to $6.02 per share. These warrants were originally issued in March 2004 and expire in 2009.

On November 28, 2005, the Company consummated a public offering of 8,050,000 shares, plus an overallotment of 1,207,500 shares on December 2, 2005, of its common stock at a price of $3.00 per share, resulting in gross proceeds to the Company of $27,772,500. After placement agent fees of $1,944,075 and other expenses for legal, accounting and printing fees of $312,301, net proceeds to the Company were $25,516,124. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 900,000 warrants with an initial exercise price of $6.25, repriced in March 2005 to $6.02 per share were repriced to $5.31 per share. These warrants were originally issued in March 2004 and expire in 2009.

For the fiscal year 2005, the Company also received proceeds of $3,780,924 from the exercise of 1,501,623 warrants and proceeds of $444,657 from the exercise of 126,106 stock options.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

The Company’s effective income tax rate as of December 31, 2005, 2004 and 2003 differed from the expected US federal statutory income tax rate as set forth below:

	December 31,
	2005	2004	2003
Expected federal tax benefit	$(7,709,143)	$(5,153,743)	$(2,627,102)
State income taxes, net of federal benefit	(1,421,657)	(950,411)	(484,469)
Other permanent differences	15,612	11,043	7,710
Change in Valuation Allowance	9,115,188	6,093,111	3,103,861

Income tax expense	$—	$—	$—

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $147,851,000 and $54,524,000, to offset future federal and state taxable income, respectively. The Company also has research and development tax credit carryforwards of approximately $1,632,000 and $1,189,000 to offset future federal and state tax, respectively. The tax losses and tax credits will expire at various times through 2025. The net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided in Internal Revenue Code (IRC) sections 382 and 383.

Deferred tax assets at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Deferred tax liabilities:
Depreciation	$(29,332)	$(30,607)

Total deferred tax liabilities	(29,332)	(30,607)
Deferred tax assets:
Net operating loss carryforwards	53,687,991	43,603,770
Research and development credit carryforwards	2,416,365	2,110,940
Accrued expenses and other	246,993	185,050
Intangible assets	380,942	424,838

Total deferred tax assets	56,732,291	46,324,598

Net deferred tax assets:	56,702,959	46,293,991
Valuation allowance	(56,702,959)	(46,293,991)

Net deferred taxes	$—	$—

We account for income taxes under the provision of SFAS No. 109 which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the “more-likely-than-not” standard of realizing such benefit. In determining whether it is “more-likely-than-not” that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered in making the determination. SFAS No. 109 also indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we have determined that it is required by the provision of SFAS No. 109 to maintain a valuation allowance for all of the recorded net deferred tax assets. This determination is based primarily on historical losses without considering the impact of any potential upturn in our business. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change. The valuation allowance increased by $10,409,000 during 2005.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Net Loss Per Common Share

Net loss per common share is presented under the requirements of FAS No. 128, “Earnings per Share” (“FAS 128”), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per common share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for the years ended December 31, 2005, 2004 and 2003, they have been excluded from the computation of weighted-average shares used in computing dilutive net loss per common share for the years ended December 31, 2005, 2004 and 2003. Dilutive securities totaling 6,787,603 , 7,291,364, and 5,622,785 for the years ended December 31, 2005, 2004 and 2003, respectively have been excluded from the calculation.

	Year ended December 31,
	2005	2004	2003
Net loss	$(22,673,949)	$(15,158,068)	$(7,726,772)

Weighted-average shares outstanding:
Denominator for basic earnings per share	23,075,434	17,471,266	10,656,577
Common stock equivalent:
– stock options	—	—	—
– warrants	—	—	—

Denominator for diluted earnings per share	23,075,434	17,471,266	10,656,577

Net loss per common share
Basic and diluted	$(0.98)	$(0.87)	$(0.73)

12.	Retirement Savings Plan

The Company implemented a 401(k) retirement savings plan covering all of the Company’s employees on January 1, 2002. Matching Company contributions are at the discretion of management of the Company. Management authorized matching contributions up to 3% of participants’ salaries amounting to approximately $81,000, $64,000 and $46,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13.	Related Party Transactions

The Company utilizes the services of a law firm, of which a Director of the Company is a Partner. During 2005, 2004 and 2003, the Company paid fees totaling approximately $408,000, $360,000 and $299,000, respectively, for legal services in connection with organizational, general corporate, transaction and other related matters and had a liability for fees due to the law firm of approximately $22,000 and $4,000 at December 31, 2005 and 2004, respectively. The Company believes that the fees charged by the law firm to the Company are as fair to the Company for the services provided as could have been obtained from another comparable law firm.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2005	Second Quarter Ended June 30, 2005	Third Quarter Ended September 30, 2005	Fourth Quarter Ended December 31, 2005
Total revenues	$—	$—	$—	$161,205
Operating expenses:
Research and development	3,552,984	4,060,603	5,636,920	4,995,756
General and administrative	1,443,632	1,227,307	1,242,141	1,281,951

Total operating expenses	4,996,616	5,287,910	6,879,061	6,277,707

Loss from operations	(4,996,616)	(5,287,910)	(6,879,061)	(6,116,502)
Interest income	81,271	144,631	163,172	217,066
Interest expense	—	—	—	—

Net loss	$(4,915,345)	$(5,143,279)	$(6,715,889)	$(5,899,436)

Basic and diluted net loss per common share:	$(0.25)	$(0.23)	$(0.29)	$(0.22)

Shares used in computing net loss per common share:	19,439,848	22,456,565	23,456,469	26,863,309

	First Quarter Ended March 31, 2004	Second Quarter Ended June 30, 2004	Third Quarter Ended September 30, 2004	Fourth Quarter Ended December 31, 2004
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,025,617	2,204,776	3,398,493	3,695,359
General and administrative	1,127,681	837,152	941,920	1,083,910

Total operating expenses	3,153,298	3,041,928	4,340,413	4,779,269

Loss from operations	(3,153,298)	(3,041,928)	(4,340,413)	(4,779,269)
Interest income	18,786	33,603	46,530	57,921
Interest expense	—	—	—	—

Net loss	$(3,134,512)	$(3,008,325)	$(4,293,883)	$(4,721,348)

Basic and diluted net loss per common share:	$(0.21)	$(0.17)	$(0.24)	$(0.26)

Shares used in computing net loss per common share:	15,168,907	18,186,742	18,254,331	18,257,836