Form 10-Q
period 2006-03-31
POINT THERAPEUTICS INC
filed 2006-05-10
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 5, 2006, there were 32,763,059 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2006 and 2005 and for the Period From September 3, 1996 (Date of Inception) Through March 31, 2006	4

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 and 2005 and for the Period From September 3, 1996 (Date of Inception) Through March 31, 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	25

SIGNATURES	26

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,691,805	$37,328,396
Cash and cash equivalents—restricted	300,000	305,834
Unbilled receivable	33,007	161,205
Prepaid expenses and other current assets	1,439,203	1,417,235

Total current assets	32,464,015	39,212,670
Property and equipment, net	320,600	344,432
Deposits and other assets	543,352	843,497

Total assets	$33,327,967	$40,400,599

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,097,327	$2,719,319
Accrued manufacturing and drug development	2,043,297	1,581,318
Accrued clinical trial costs	1,374,738	913,421
Accrued compensation	862,906	108,446
Accrued expenses	794,789	625,644
Short-term portion of capital lease	6,596	6,396

Total current liabilities	6,179,653	5,954,544
Patent liability, less current portion	42,364	42,364
Long-term portion of capital lease	2,997	4,723
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,981,604 shares issued at March 31, 2006 and 32,970,604 shares issued at December 31, 2005 and 32,763,059 shares outstanding at March 31, 2006 and 32,752,059 shares outstanding at December 31, 2005	329,816	329,706
Treasury stock, 218,545 shares at March 31, 2006 and December 31, 2005, at cost	(978,290)	(978,290)
Additional paid-in capital	97,976,419	97,415,931
Deficit accumulated during the development stage	(70,224,992)	(62,368,379)

Total stockholders’ equity	27,102,953	34,398,968

Total liabilities and stockholders’ equity	$33,327,967	$40,400,599

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Period from Inception (September 3, 1996) through March 31,
	2006	2005	2006
Revenues
License revenue	$—	$—	$5,115,041
Sponsored research revenue	138,795	—	2,700,000

Total revenues	138,795	—	7,815,041

Operating expenses
Research and development	6,318,363	3,552,984	56,788,021
General and administrative	2,018,397	1,443,632	23,256,204

Total operating expenses	8,336,760	4,996,616	80,044,225

Net loss from operations	(8,197,965)	(4,996,616)	(72,229,184)

Interest income, net
Interest income	341,352	81,271	2,086,844
Interest expense	—	—	(82,652)

Total interest income, net	341,352	81,271	2,004,192

Net loss	$(7,856,613)	$(4,915,345)	$(70,224,992)

Net loss per common share
Basic and diluted	$(0.24)	$(0.25)

Shares used in computing net loss per common share
Basic and diluted	32,754,959	19,439,848

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from Inception (September 3, 1996) through March 31,
	2006	2005	2006
Operating activities
Net loss	$(7,856,613)	$(4,915,345)	$(70,224,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	552,598	112,358	1,498,127
Depreciation	34,309	26,387	477,308
Loss on disposal of property and equipment	2,000	—	2,000
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	5,834	(300,000)	(300,000)
Unbilled accounts receivable	128,198	—	(33,007)
Prepaid expenses and other current assets	(21,968)	(534,327)	(1,458,480)
Deposits and other assets	300,145	5,369	(543,352)
Accounts payable and accrued liabilities	224,909	654,266	6,170,613

Net cash used in operating activities	(6,630,588)	(4,951,292)	(63,342,897)

Investing activities
Purchase of property and equipment	(19,577)	(14,334)	(807,008)
Proceeds from disposal of property and equipment	7,100	—	7,100

Net cash used in investing activities	(12,477)	(14,334)	(799,908)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	15,031,218	73,650,055
Proceeds from exercise of common stock warrants	—	866,255	4,512,425
Proceeds from exercise of common stock options	8,000	—	465,097
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from capital lease financing	—	—	13,082
Payments on capital leases	(1,526)	—	(3,489)
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Principal payments of patent liability	—	—	(30,749)

Net cash provided by financing activities	6,474	15,897,473	94,834,610

Net increase (decrease) in cash and cash equivalents	(6,636,591)	10,931,847	30,691,805
Cash and cash equivalents, beginning of period	37,328,396	13,905,993	—

Cash and cash equivalents, end of period	$30,691,805	$24,837,840	$30,691,805

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

1.	Nature of the Business

Point Therapeutics, Inc. (“Point” or the “Company”) is a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Point is currently studying their lead product candidate, talabostat, in two Phase 3 trials in metastatic non-small cell lung cancer (NSCLC) including talabostat in combination with docetaxal and talabostat in combination with pemetrexed. Point is also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL), and in combination with gemcitabine in metastatic pancreatic cancer.

2.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three-month periods ended March 31, 2006 and 2005. Potentially dilutive securities, consisting of stock options of 4,364,228 and warrants of 2,592,500 outstanding at March 31, 2006 and stock options of 3,905,721 and warrants of 3,766,944 outstanding at March 31, 2005 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended March 31, 2006, the Company recorded non-cash stock-based compensation expense of approximately $527,000 for stock options granted under the Company’s stock option plans, of which $234,000 was included in research and development expenses and $293,000 was included in general and administrative expenses. No amounts relating to stock-based compensation have been capitalized.

The Company’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of the Company’s common stock. Historically, incentive options granted to employees under the Company’s stock option plans generally vested over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under the Company’s stock option plans generally vest during their period of service with the Company. Options granted under the Company’s stock option plans have a maximum term of ten years from the date of grant. At March 31, 2006, a total of 7,618,296 shares of common stock were approved for issuance under the Company’s stock option plans and 3,010,928 shares underlying options were available for future grant under the the Company’s stock option plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the three months ended March 31, 2005 and 2006 was calculated using the following estimated weighted-average assumptions:

	2005	2006
Expected term (years)	4.0	4.0
Volatility	83–93%	93%
Risk-free interest rate	4.3–4.6%	3.8%

Expected term — The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s stock option exercise experience and option expiration data. The Company believes that this is currently the best estimate of the expected term of a new option. In addition, for purposes of estimating the expected term, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees.

Expected volatility — The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based upon the historical volatility of the Company’s common stock over a period commensurate with the option’s expected term, as adjusted. The Company also reviewed the volatility of other similar stage companies in the biotechnology industry.

Risk-free interest rate — The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield — The Company has never declared or paid any cash dividends on any of its common stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant date fair value of a stock option.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, the Company has calculated a 3.2% annual forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted average per share fair value of stock options granted under the Company’s stock option plans during the three months ended March 31, 2006 and 2005 was $1.88 and $2.88, respectively.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three months ended March 31, 2005, as all stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. Since stock-based compensation expense for the three months ended March 31, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the three months ended March 31, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

Three Months Ended March 31,
2005
Net loss, as reported	$(4,915,345)
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(421,996)

Pro forma net loss	$(5,337,341)

Net loss per common share, as reported	$(0.25)

Net loss per common share, pro forma	$(0.28)

Information regarding option activity for the three months ended March 31, 2006 under the Company’s stock option plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	4,216,603	$3.65
Granted	160,500	$3.27
Exercised	(11,000)	$0.73
Forfeited	—	—
Expired	(1,875)	$123.75

Options outstanding at March 31, 2006	4,364,228	$3.60	7.24	$3,004,184

Options vested and exercisable at March 31, 2006	2,612,343	$3.33	6.38	$2,208,332

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on March 31, 2006 of $3.46 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Total cash received for stock options exercised during the three months ended March 31, 2006 was $8,000. Total intrinsic value of stock options exercised under the Company’s stock option for the three months ended March 31, 2006 was $27,600.

As of March 31, 2006, there was $4,393,165 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 4.0 years with a weighted-average of 1.8 years.

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

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, our ability to (i) successfully develop and manufacture products, (ii) obtain the necessary governmental approvals, (iii) obtain external funding to finance the operations, and (iv) obtain and enforce intellectual property rights, as well as the risk factors discussed elsewhere in this report.

Overview

We are a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. We are currently studying our lead product candidate, talabostat, in two Phase 3 trials in metastatic non-small cell lung cancer (NSCLC) including talabostat in combination with docetaxal and talabostat in combination with pemetrexed. We are also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL), and in combination with gemcitabine in metastatic pancreatic cancer.

In preclinical models and clinical studies, talabostat has demonstrated activity in combination with several chemotherapeutic agents, monoclonal antibodies and as a single-agent. Talabostat has also shown activity in a number of different cancer indications including both solid tumors and hematologic malignancies.

Talabostat is an oral agent, which if approved by the United States Food and Drug Administration (FDA) could potentially offer patients and physicians convenience and dosing flexibility. The most frequently reported adverse events observed in clinical studies include edema (fluid retention) and fatigue. Further, we believe talabostat has a novel dual mechanism of action that inhibits key dipeptidyl peptidases (DPPs), potentially disrupting the tumor stroma and reducing metastases. We believe talabostat also stimulates both the innate and acquired immune systems, thereby stimulating the body’s own immune system to be upregulated to fight the tumor.

In addition to our oncology program, we have two other different DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a widely known target that numerous pharmaceutical companies are exploring as a potential promising therapy to treat type 2 diabetes. PT-630 potentially has several differentiating features in comparison to the leading products in the market or in development. They include prolonged inhibition of DPP-4, once per day dosage, decreased HbA1c, reduced triglyceride levels, reduced glucose levels in oral glucose tolerance tests and improvement in insulin sensitivity. Our second DPP inhibitor preclinical candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease. Current internal and external programs include ongoing pneumococcus and hepatitis B vaccine studies and an ebola vaccine study with the United States government.

In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies and government agencies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of approximately $70,225,000 as of March 31, 2006. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

Our principal executive office is located at 155 Federal Street, Boston, MA 02110 and our telephone number is (617) 933-2130. Our common stock trades on the NASDAQ Capital Market under the symbol “POTP”. Our website is www.pther.com.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Revenue Recognition.    Revenue is deemed earned when all of the following have occurred: there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured, all of our obligations relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable, irrespective of research results; and there are neither future obligations nor future milestones to be met by us with respect to such revenue incurred.

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

For the three-month period ended March 31, 2006, we recognized revenue totaling $139,000 relating to our $600,000 Orphan Drug Grant which will partially fund our Phase 2 clinical trial in patients with CLL. For the three-month period ended March 31, 2005, we did not recognize any revenue.

Clinical Trial Expenses.    We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At March 31, 2006, prepaid and deposit balances related to clinical trials were approximately $1,575,000 resulting from payments made in connection with our two Phase 3 clinical trials in NSCLC. At March 31, 2006, accrued expenses related to clinical trials were approximately $1,375,000 related primarily to our four ongoing Phase 2 clinical trials and our recently completed Phase 2 trial in NSCLC. Clinical trial expenses were $2,592,000, and $1,027,000 for the quarters ended March 31, 2006 and 2005, respectively.

Stock-based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,or SFAS No. 123R. SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense ratably over the requisite service period of the award. We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock. In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods. Please refer to Note 2—Summary of Significant Accounting Principles, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

Significant Judgments and Estimates.    The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the carrying value of property and equipment and the value of certain liabilities. Actual results may differ from such estimates.

Results of Operations

Three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005

	Three Months Ended March 31,		Percent Change
	2006	2005	2006/2005
License revenue	$—	$—	—%

Sponsored research revenue	138,795		100.0

Total revenue	138,795	—	—
Research and development	6,318,363	3,552,984	77.8
General and administrative	2,018,397	1,443,632	39.8

Total operating expenses	8,336,760	4,996,616	66.8
Interest income	341,352	81,271	320.0

Net loss	$(7,856,613)	$(4,915,345)	59.8%

Revenue

For the three-month period ended March 31, 2006, we recognized revenue totaling $139,000 relating to our $600,000 Orphan Drug Grant from the Food and Drug Administration to partially fund our Phase 2 clinical trial in patients with CLL. For the three-month period ended March 31, 2005, we did not recognize any revenue.

Operating Expenses

Research and development

During the three-month periods ending March 31, 2006 and 2005, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors and hematologic malignancies with the exception of approximately $85,000 and $203,000 incurred during the three-month periods ending March 31, 2006 and 2005, respectively on external experiments for one of our other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes.

We are currently studying our lead product candidate, talabostat, in two Phase 3 trials in metastatic non-small cell lung cancer (NSCLC) including talabostat in combination with docetaxal and talabostat in combination with pemetrexed. We are also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced CLL, and in combination with gemcitabine in metastatic pancreatic cancer.

Research and development expenses increased 77.8% to $6,318,000 for the three-month period ended March 31, 2006 from $3,553,000 for the three-month period ended March 31, 2005.

	Three Months Ended March 31,		Percent Change
Research and development	2006	2005	2006/2005
Clinical and drug development	$5,220,299	$2,595,098	101.2%
Research	1,098,064	957,886	14.6

Total research and development	$6,318,363	$3,552,984	77.8%

Clinical and drug development:    Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Total clinical development expenses increased 101.2% to $5,220,000 for the three-month period ended March 31, 2006 from $2,595,000 for the three-month period ended March 31, 2005.

The increase in 2006 was primarily due to an increase of $2,127,000 for external clinical and related manufacturing costs related to our two Phase 3 trials in NSCLC. We also added sixteen employees during the last nine months of 2005 and the first three months of 2006 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to twenty-seven. Annual bonuses recorded during the three-month period ended March 31, 2006 were $239,000 in this area as compared to annual bonuses recorded in the three-month period ended March 31, 2005 of $386,000. In addition, during the period ended March 31, 2006, we recorded $154,000 in non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R.

During the remainder of 2006, we anticipate that our clinical development costs will continue to increase due to costs related to our two Phase 3 clinical studies and our ongoing four Phase 2 talabostat clinical studies. In addition, we anticipate hiring three additional employees bringing total employees in the clinical development area to thirty.

Research:    Research includes expenses associated with research and testing of our product candidates supporting the clinical development of talabostat and our other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Research expenses increased 14.6% to $1,098,000 for the three-month period ended March 31, 2006 from $958,000 for the three-month period ended March 31, 2005. The increase was primarily due to external studies related to talabostat’s mechanism of action of $119,000 and non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R recorded in the three-month period ended March 31, 2006 of $80,000. Annual bonuses recorded during the three-month period ended March 31, 2006 were $202,000 in this area as compared to annual bonuses recorded in the three-month period ended March 31, 2005 of $178,000. In addition, we added three employees during the last nine months of 2005 and the first three months of 2006 bringing total employees in this area to ten.

Offsetting these increases was a decrease of $118,000 for external experiments for our DPP inhibitors in preclinical development—PT-630 for type 2 diabetes to $85,000 for the three-month period ended March 31, 2006 from $203,000 for the three-month period ended March 31, 2005.

During the remainder of 2006, we currently anticipate that research expenses will increase over current levels due to increased projects in this area for external studies related to mechanism of action studies for talabostat and external toxicology studies for PT-630. We do not currently anticipate adding any employees in this area for the remainder of 2006.

General and administrative

General and administrative:    General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 39.8% to $2,018,000 during the three-month period ended March 31, 2006 from $1,444,000 for the three-month period ended March 31, 2005. The increase was primarily due to non-cash stock-based compensation expense for employee and director stock options in accordance with SFAS No. 123R recorded in the three-month period ended March 31, 2006 of approximately $293,000. Annual bonuses recorded during the three-month period ended March 31, 2006 were $379,000 in this area as compared to bonuses recorded in the three-month period ended March 31, 2005 of $251,000. In addition, we added three employees during the last nine months of 2005 bringing total employees in this area to twelve.

Offsetting these increases was a non-cash charge for stock-based compensation of approximately $155,000 recorded in the three-month period ended March 31, 2005 related to the extension of the exercise period for a former executive’s stock option award.

During 2006, we currently anticipate that general and administrative expenses will increase from current levels as we plan to expand our business development and investor relations efforts by allocating additional resources and hire two additional employees bringing total employees in this area to fourteen.

Interest Income

Interest income includes interest earned on invested cash balances. During the three-month periods ended March 31, 2006 and 2005, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 320.0% to $341,000 in the three-month period ended March 31, 2006 from $81,000 in the three-month period ended March 31, 2005. The increase in interest income resulted from a higher average cash balance and higher interest rates earned on invested balances.

Net loss

As a result of the foregoing, we incurred a net loss of $7,857,000, or $0.24 per common share, for the three-month period ended March 31, 2006 compared to a net loss of $4,915,000, or $0.25 per common share, for the three-month period ended March 31, 2005.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $75,543,000, net of costs of raising capital, in equity financings and $7,815,000 from licensing and sponsored research collaborations with pharmaceutical companies and government agencies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $2,087,000 from interest earned in invested cash balances and $4,978,000 in proceeds from warrant and stock option exercises.

At March 31, 2006, our cash and cash equivalents decreased by $6,637,000 to $30,692,000 as compared to $37,328,000 at December 31, 2005. The decrease was primarily due to cash used in operations of $6,631,000 for the three-month period ended March 31, 2006, primarily to fund the clinical program for talabostat and our other research and development initiatives. We increased our investment in equipment by $7,000 from $787,000 at December 31, 2005 to $794,000 at March 31, 2006. The increase resulted from purchases of computer equipment. We also received $8,000 in proceeds from the exercise of stock option exercises totaling 11,000 shares.

At March 31, 2006, we had prepaid expenses and other assets totaling $1,439,000, an increase of $22,000 as compared to December 31, 2005. In addition, we had $543,000 in deposits and other assets, a decrease of $300,000 as compared to December 31, 2005. These balances relate primarily to upfront payments made to our clinical trial centers and supporting clinical organizations for our two recently initiated Phase 3 clinical trials in NSCLC which are being expensed over the clinical trial period.

At March 31, 2006, our current liabilities totaled $6,180,000, an increase of $225,000 as compared to December 31, 2005. Included in current liabilities at March 31, 2006 is an accrual for bonuses of $860,000 that was recorded in the three-month period ended March 31, 2006 and paid in April 2006.

Since inception, we have incurred $56,788,000 in expenses on research and development activities. Almost all of our research and development efforts have primarily been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders with the exception of approximately $992,000 incurred during fiscal years 2004 and 2005 and the first three months of 2006 for our two other DPP inhibitors.

Since inception, we have incurred operating expenses of $80,044,000 and have accumulated a deficit as of March 31, 2006 of $70,225,000. At March 31, 2006, we had $30,692,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain our current and planned operations into the first half of 2007. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operations after 2006. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and potentially initiate human clinical trials for additional clinical indications for talabostat, PT-630, PT-510 and any other additional product candidates we may from time to time have. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining FDA or other regulatory approvals and other factors.

Contractual Obligations

As of March 31, 2006, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q2-Q4 2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$313,000	$417,000	$415,000	$391,000	$202,000	$—	$1,738,000
Capital Leases	6,000	5,000	—	—	—	—	11,000
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	18,000	68,000

Total Future Obligations	$329,000	$432,000	$425,000	$401,000	$212,000	$18,000	$1,817,000

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

As of March 31, 2006, we had a cash balance of approximately $30.7 million. We currently anticipate spending during the next twelve months an average of at least $7.5—$8.0 million per quarter to fund our preclinical and clinical programs and related general and administrative activities. Our current cash balance is expected to be sufficient to allow us to maintain our current and planned operations into the first half of 2007. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $80.0 million of expenses since inception through March 31, 2006, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and clinical and preclinical trial activities. We may raise these funds through additional sales of securities in both public and private offerings as the markets allow, corporate collaborations and merger and acquisition activities.

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

If talabostat is not a successful drug candidate, and we are unable to obtain or successfully develop other potential drug candidates, we may be adversely affected

In addition to our substantial efforts developing talabostat on a preclinical and clinical basis, we from time to time evaluate new technology opportunities to broaden our portfolio of potential drug candidates, including in-licensing opportunities, collaboration arrangements as well as more expansive corporate relationships, such as mergers, acquisitions and consolidations. However, we may not be able to consummate a transaction to broaden our portfolio of potential drug candidates on terms satisfactory to us. If talabostat is not ultimately a successful drug candidate and we cannot obtain other potential drug candidates through one or more strategic transactions, our business, financial condition and results of operations and prospects will be harmed.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of March 31, 2006, we had an accumulated deficit of approximately $70.2 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated any sales revenue, and we likely will not until talabostat or any other of our product candidates become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products

We license key technology including the rights to talabostat, our lead product, from Tufts University School of Medicine (“Tufts”). The underlying licenses for this technology terminate on the later of the date of the last-to-expire patents, or 20 years from the date of initial commercial sale of the licensed product. Termination of these licenses prior to or upon expiration of the term could force us to delay or discontinue our development and commercialization programs. Pursuant to the terms of the license, Tufts has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2011. If we do not meet our current clinical development, regulatory and commercialization milestones prior to May 2011, it is possible that Tufts could seek to terminate or modify the terms of the license in a way which could have a material adverse effect on us. We have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize our potential products.

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

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 17 issued U.S. patents and 18 pending U.S. patent applications. Most of these patents and patent applications relate to our oncology, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and one application expire in 2011; one U.S. patent expires in 2012; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable.

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

If our competitors reach the market sooner or develop products and technologies that are more effective, less costly, or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market, including generics, that are used for the treatment of subjects with the same indications that we have targeted including, among others, Chiron’s Proleukin®, Bayer’s DTIC-Dome®, Sanofi-Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol AQ®, AstraZeneca’s Iressa®, GSK’s Bexxar®, OSI

Pharmaceutical’s / Genentech’s Tarceva®, Eli Lilly’s Alimta® and Gemzar®, Genzyme’s / Berlex’s Campath®, Biogen-IDEC’s Zevalin® and Roche / Genentech / Biogen-IDEC’s Rituxan® / MabThera®. There are also several other potential competitive novel products in development at other companies as well as currently approved products that are being developed for additional indications that may be competitive with our product’s indications including, among others, Genentech’s Avastin®, ImClone’s Erbitux®, Sanofi-Aventis’ Eloxatin®, and Millennium’s Velcade®. If any of these products are successful in the clinic, we may experience additional competition. Because talabostat is still in clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaboration with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Our ability to commercialize our drugs may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in many markets outside the U.S., the pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., we expect that there will continue to be federal and state proposals to implement additional government control. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit that began in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit will result in decreased reimbursement for prescription drugs which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market talabostat and generate revenues.

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

If we lose key personnel or are unable to attract or retain additional personnel, we may be unable to develop talabostat or achieve commercialization objectives

We are highly dependent on Donald R. Kiepert, Jr., our Chairman, President and Chief Executive Officer, Richard N. Small, our Senior Vice President, Chief Financial Officer and Treasurer, Margaret J. Uprichard, our Senior Vice President and Chief Development Officer, Michael P. Duffy, our Senior Vice President, General Counsel and Secretary, Barry Jones, our Senior Vice President and Chief Scientific Officer, as well as other key members of our management and scientific staff. To date, we have not maintained key-man liability insurance to protect against the loss of any of these personnel, with the exception of Mr. Kiepert, for whom we maintain a key-man liability insurance policy. The loss of any of these personnel may have a disruptive effect on our operations until they are replaced, and may have a material adverse effect on our product development and commercialization efforts if we are not able to attract qualified replacements.

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

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 2,592,500 shares of our common stock at a weighted average exercise price of $3.78 as of May 5, 2006. In addition, certain entities and individuals hold existing options to purchase 5,338,228 shares of our common stock at an average exercise price of $3.49 as of May 5, 2006. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $2.72 to a high of $6.95 in the two-year period ended May 5, 2006. Many factors could have a significant impact on the future price of our common stock, including:

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended May 5, 2006, the daily trading volume for shares of our common stock ranged from 6,800 to 1,051,700 shares traded per day, and the average daily trading volume during such three-month period was only 104,851 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: May 10, 2006	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr.
Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: May 10, 2006	By:	/s/ RICHARD N. SMALL
Richard N. Small
Chief Financial Officer