Form 10-Q
period 2006-06-30
POINT THERAPEUTICS INC
filed 2006-08-09
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 4, 2006, there were 32,764,059 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005 and for the Period From September 3, 1996 (Date of Inception) Through June 30, 2006	4

	Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2006 and 2005 and for the Period From September 3, 1996 (Date of Inception) Through June 30, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 4.	Submission of Matter to a Vote of Security Holders	28

Item 6.	Exhibits	28

SIGNATURES		29

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$22,822,726	$37,328,396
Cash and cash equivalents—restricted	300,000	305,834
Unbilled receivable	—	161,205
Prepaid expenses and other current assets	2,105,157	1,417,235

Total current assets	25,227,883	39,212,670
Property and equipment, net	294,358	344,432
Deposits and other assets	339,531	843,497

Total assets	$25,861,772	$40,400,599

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,337,446	$2,719,319
Accrued manufacturing and drug development	1,037,116	1,581,318
Accrued clinical trial costs	1,346,919	913,421
Accrued expenses	980,735	734,090
Short-term portion of capital lease	6,802	6,396

Total current liabilities	4,709,018	5,954,544
Patent liability, less current portion	36,601	42,364
Long-term portion of capital lease	1,217	4,723
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,982,604 shares issued at June 30, 2006 and 32,970,604 shares issued at December 31, 2005 and 32,764,059 shares outstanding at June 30, 2006 and 32,752,059 shares outstanding at December 31, 2005	329,826	329,706
Treasury stock, 218,545 shares at June 30, 2006 and December 31, 2005, at cost	(978,290)	(978,290)
Additional paid-in capital	99,334,336	97,415,931
Deficit accumulated during the development stage	(77,570,936)	(62,368,379)

Total stockholders’ equity	21,114,936	34,398,968

Total liabilities and stockholders’ equity	$25,861,772	$40,400,599

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Period from September 3, 1996 (date of inception) through June 30, 2006
	2006	2005	2006	2005
Revenues
License revenue	$—	$—	$—	$—	$5,115,041
Sponsored research revenue	—	—	138,795	—	2,700,000

Total revenues	—	—	138,795	—	7,815,041

Operating expenses
Research and development	5,934,937	4,060,603	12,253,300	7,613,587	62,722,958
General and administrative	1,712,555	1,227,307	3,730,952	2,670,939	24,968,759

Total operating expenses	7,647,492	5,287,910	15,984,252	10,284,526	87,691,717

Net loss from operations	(7,647,492)	(5,287,910)	(15,845,457)	(10,284,526)	(79,876,676)

Other income and expense
Interest income	301,548	144,631	642,900	225,902	2,388,392
Interest expense	—	—	—	—	(82,652)

Total other income, net	301,548	144,631	642,900	225,902	2,305,740

Net loss	$(7,345,944)	$(5,143,279)	$(15,202,557)	$(10,058,624)	$(77,570,936)

Net loss per common share
Basic and diluted	$(0.22)	$(0.23)	$(0.46)	$(0.48)

Shares used in computing net loss per common share
Basic and diluted	32,763,564	22,456,565	32,759,246	20,956,429

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		Period from inception (September 3, 1996) through June 30, 2006
	2006	2005
Operating activities
Net loss	$(15,202,557)	$(10,058,624)	$(77,570,936)

Adjustments to reconcile net loss to net cash used:
Depreciation	68,700	55,368	511,699

Stock-based compensation	1,124,575	144,233	2,070,104
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	5,834	(300,000)	(300,000)
Unbilled accounts receivable	161,205	—	—
Prepaid expenses and other assets	(183,956)	(126,522)	(2,463,965)
Accounts payable and accrued expenses	(1,245,932)	1,199,364	4,699,772

Net cash used in operating activities	(15,272,131)	(9,086,181)	(71,984,440)

Investing activities
Purchase of office and laboratory equipment	(26,931)	(71,504)	(814,362)
Proceeds from disposal of property and equipment	8,305	—	8,305

Net cash used in investing activities	(18,626)	(71,504)	(806,057)

Financing activities
Proceeds from issuance of common stock, net	—	15,031,218	73,650,055
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Dividend from HemaSure A/S	785,150	—	785,150
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	—	3,659,255	4,512,425
Proceeds from stock option exercises	8,800	188,913	465,897
Proceeds from capital lease financing	—	—	13,082
Payments on capital leases	(3,100)	—	(5,063)
Principal payments of patent liability	(5,763)	(5,240)	(36,512)

Net cash provided by financing activities	785,087	18,874,146	95,613,223

Net increase (decrease) in cash and cash equivalents	(14,505,670)	9,716,461	22,822,726

Cash and cash equivalents, beginning of period	37,328,396	13,905,993	—

Cash and cash equivalents, end of period	$22,822,726	$23,622,454	$22,822,726

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(unaudited)

1.	Nature of the Business

Point Therapeutics, Inc. (“Point” or the “Company”) is a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. Point is currently studying its lead product candidate, talabostat, in two Phase 3 double blind, placebo-controlled trials in metastatic non-small cell lung cancer (NSCLC), including talabostat in combination with docetaxal and talabostat in combination with pemetrexed. Point is also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL), and in combination with gemcitabine in metastatic pancreatic cancer.

2.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the six-month periods ended June 30, 2006 and 2005. Potentially dilutive securities, consisting of stock options of 5,372,853 and warrants of 2,592,500 outstanding at June 30, 2006 and stock options of 3,930,731 and warrants of 2,716,944 outstanding at June 30, 2005 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three and six-month periods ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three-month period ended June 30, 2006, the Company recorded non-cash stock-based compensation expense of $572,000 for stock options granted under the Company’s stock option plans, of which $273,000 was included in research and development expenses and $299,000 was included in general and administrative expenses. For the six-month period ended June 30, 2006, the Company recorded non-cash stock-based compensation expense of $1,125,000 for stock options granted under the Company’s stock option plans, of which $516,000 was included in research and development expenses and $609,000 was included in general and administrative expenses. No amounts relating to stock-based compensation have been capitalized.

The Company’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of the Company’s common stock. Historically, incentive options granted to employees under the Company’s stock option plans generally vest over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under the Company’s stock option plans generally vest during their period of service with the Company. Options granted under the Company’s stock option plans have a maximum term of ten years from the date of grant. At June 30, 2006, a total of 7,615,976 shares of common stock were approved for issuance under the Company’s stock option plans and 1,998,983 shares underlying options were available for future grant under the Company’s stock option plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the six- month periods ended June 30, 2005 and 2006 was calculated using the following estimated weighted-average assumptions:

	2006	2005
Expected term (years)	4.0	4.0
Volatility	67–93%	93%
Risk-free interest rate	4.3–5.1%	3.8%
Expected dividend yield	—	—

Expected term—The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s stock option exercise experience and option expiration data. The Company believes that this is currently the best estimate of the expected term of a new option. In addition, for purposes of estimating the expected term, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees.

Expected volatility—The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based upon the historical volatility of the Company’s common stock over a period commensurate with the option’s expected term, as adjusted. The Company also reviewed the volatility of other similar stage companies in the biotechnology industry.

Risk-free interest rate—The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield—The Company has never declared or paid any cash dividends on any of its common stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant date fair value of a stock option.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, the Company has calculated a 2.56 annual forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted average per share fair value of stock options granted under the Company’s stock option plans during the six-month periods ended June 30, 2006 and 2005 was $3.07 and $4.28, respectively.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and six month periods ended June 30, 2005, as all stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of the adoption of SFAS 123R, the Company’s net loss for the three and six-month periods ended June 30, 2006 was $572,000, or $0.02 per share, and $1,125,000, or $0.03 per share, respectively, greater than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and six-month periods ended June 30, 2005. Since stock-based compensation expense for the three and six-month periods ended June 30, 2006 were calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for those periods. For purposes of the pro forma disclosure for the three and six-month periods ended June 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(5,143,279)	$(10,058,624)
Add: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(505,744)	(927,741)

Pro forma net loss	$(5,649,023)	$(10,986,365)

Net loss per common share, as reported	$(0.23)	$(0.48)

Net loss per common share, pro forma	$(0.25)	$(0.52)

Information regarding option activity for the six-month period ended June 30, 2006 under the Company’s stock option plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	4,214,728	$3.61
Granted	1,172,000	$3.07
Exercised	(12,000)	$0.73
Forfeited	—	—
Expired	(1,875)	$123.75

Options outstanding at June 30, 2006	5,372,853	$3.50	7.50	$1,610,786

Options vested and exercisable at June 30, 2006	2,775,166	$3.16	6.19	$1,352,280

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on June 30, 2006 of $2.48 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Total cash received for stock options exercised during the six-month period ended June 30, 2006 was $8,800. Total intrinsic values of stock options exercised under the Company’s stock option for the six-month period ended June 30, 2006 and 2005 were $30,120 and $67,301, respectively.

As of June 30, 2006, there was $5,551,000 total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 4.0 years with a weighted-average of 1.46 years.

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

3.	Hemasure A/S Dividend

In June 2006, the Company received a cash dividend of $785,000 from HemaSure A/S, a wholly-owned foreign subsidiary of the Company located in Denmark. HemaSure A/S was previously a subsidiary of HMSR Inc. which discontinued operations in 1997 and entered into bankruptcy proceedings at that time. The cash dividend resulted from the final settlement of the bankruptcy. The Company recorded the dividend as an increase to additional paid-in capital in the Company’s balance sheet as of June 30, 2006.

4.	New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that FIN 48 will have a material effect on its consolidated financial condition or results of operations.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our clinical trial and drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, our ability to (i) successfully develop and manufacture products, (ii) obtain the necessary governmental approvals, (iii) obtain external funding to finance the operations, and (iv) obtain and enforce intellectual property rights, as well as the risk factors discussed elsewhere in this report.

Overview

We are a Boston-based biopharmaceutical company developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer, type 2 diabetes and as vaccine adjuvants. We are currently studying our lead product candidate, talabostat, in two Phase 3 double blind, placebo-controlled trials in metastatic non-small cell lung cancer (NSCLC), including talabostat in combination with docetaxal and talabostat in combination with pemetrexed. We are also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL), and in combination with gemcitabine in metastatic pancreatic cancer.

In preclinical models and clinical studies, talabostat has demonstrated activity in combination with several chemotherapeutic agents, monoclonal antibodies and as a single-agent. Talabostat has also shown activity in a number of different cancer indications including both solid tumors and hematologic malignancies.

Talabostat is an oral agent, which if approved by the United States Food and Drug Administration (FDA) could potentially offer patients and physicians convenience and dosing flexibility. The most frequently reported adverse events observed in clinical studies include edema (fluid retention) and fatigue. We believe talabostat has a novel dual mechanism of action that inhibits key dipeptidyl peptidases (DPPs), potentially disrupting the tumor stroma and reducing metastases, and also stimulates both the innate and acquired immune systems, thereby stimulating the body’s own immune system to fight the tumor.

In June 2006, we received Fast Track Designation for talabostat for the treatment of Stage IIIB/IV NSCLC patients who have failed prior platinum-based chemotherapy from the FDA. Under the FDA Modernization Act of 1997, the Fast Track program is designed to facilitate the development and expedite the review of a new drug that is intended for the treatment of a serious or life-threatening condition, and demonstrates the potential of a drug candidate to address unmet medical needs for such a condition. Fast Track Designation relates to the processing of the application and does not change the approval standards nor does it imply anything regarding whether the FDA ultimately will approve the drug for marketing. Under the FDA guidance, drugs that are granted Fast Track Designation status typically represent a significant improvement in the safety or effectiveness over existing therapies.

In addition to our oncology program, we have two other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes, and PT-510 as a vaccine adjuvant. PT-630 has a high affinity for DPP-4 which is a widely known target that numerous pharmaceutical companies are exploring as a potential promising therapy to treat type 2 diabetes. Our second preclinical DPP inhibitor candidate, PT-510, is being developed as a potential vaccine adjuvant for both cancer and infectious disease.

In addition to these product opportunities, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies and government agencies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of approximately $77,571,000 as of June 30, 2006. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to clinically develop our current lead pharmaceutical product candidate, talabostat, to successfully develop our other preclinical product candidates, and to license and develop new pharmaceutical compounds.

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

For the three-month period ended June 30, 2006, we did not recognize any revenue. For the six-month period ending June 30, 2006, we recognized revenue of $139,000 relating to our $600,000 Orphan Drug Grant which will partially fund our Phase 2 clinical trial in patients with CLL. To date, we have recognized $300,000 in revenues from this grant. For the three and six-month periods ending June 30, 2005, we did not recognize any revenue.

Clinical Trial Expenses.    We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At June 30, 2006, prepaid and deposit balances related to clinical trials were approximately $1,782,000 resulting from payments made in connection with our two Phase 3 clinical trials in NSCLC. At June 30, 2006, accrued expense related to clinical trials was approximately $1,347,000 related primarily to our four ongoing Phase 2 clinical trials. Clinical trial expenses were $2,712,000, and $1,282,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $5,304,000 and $2,309,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Drug Development Expenses.    We rely on outside vendors to manufacture and test our drug supply used in our clinical trials and plan to continue this arrangement for drug supply that will be used for commercialization if talabostat is approved for sale. We record the estimated cost of drug development expenses as the drug and or raw materials are received or as the analytical services are performed based on contracts entered into with external vendors. In the past, our estimates have been materially accurate with the actual billings received. As actual or expected costs become known, they may differ from estimated costs previously accrued for and the accrual would be adjusted accordingly. At June 30, 2006, accrued expense related to drug supply was approximately $1,037,000 related primarily to validation batches of talabostat and toxicology studies being performed on talabostat. Drug development expenses were $659,000, and $1,164,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $1,687,000 and $2,002,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Stock-based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R. SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense ratably over the requisite service period of the award. We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock. In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods. Please refer to Note 2—Summary of Significant Accounting Principles, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

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

Results of Operations

Three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005

	Three Months Ended June 30,		Percent Change
	2006	2005	2006/2005
License revenue	$—	$—	—%
Sponsored research revenue	—	—	—

Total revenue	—	—	—
Research and development	5,934,937	4,060,603	46.2
General and administrative	1,712,555	1,227,307	39.5

Total operating expenses	7,647,492	5,287,910	44.6
Interest income	301,548	144,631	108.5

Net loss	$(7,345,944)	$(5,143,279)	42.8%

Six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005
	Six Months Ended June 30,		Percent Change
	2006	2005	2006/2005
License revenue	$—	$—	—%
Sponsored research revenue	138,795	—	100.0

Total revenue	138,795	—	100.0
Research and development	12,253,300	7,613,587	60.9
General and administrative	3,730,952	2,670,939	39.7

Total operating expenses	15,984,252	10,284,526	55.4
Interest income	642,900	225,902	184.6

Net loss	$(15,202,557)	$(10,058,624)	51.1%

Revenue

For the three-month period ended June 30, 2006, we did not recognize any revenue. For the six-month period ended June 30, 2006, we recognized revenue totaling $139,000 relating to our $600,000 Orphan Drug Grant (the “Grant”) from the FDA to partially fund our Phase 2 clinical trial in patients with CLL. To date, we have received $300,000 under the Grant and we currently anticipate recognizing the remaining revenue under the Grant during the remainder of 2006 as additional expenses will be eligible for funding from the Grant after July 1, 2006.

For the three and six-month periods ending June 30, 2005, we did not recognize any revenue.

Operating Expenses

Research and development

During the three and six-month periods ending June 30, 2006 and 2005, the majority of our research and development efforts have been focused on the preclinical and clinical development of talabostat. The expense disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $423,000 and $397,000 incurred during the first six months of 2006 and 2005, respectively, on external experiments for one of our other DPP inhibitors in preclinical development—PT-630 for type 2 diabetes.

We are currently studying our lead product candidate, talabostat, in two double blind, placebo-controlled Phase 3 trials in metastatic non-small cell lung cancer (NSCLC), including talabostat in combination with docetaxal and talabostat in combination with pemetrexed. We are also studying talabostat in four Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced CLL, and in combination with gemcitabine in metastatic pancreatic cancer.

Research and development expenses increased 46.2% to $5,935,000 for the three-month period ended June 30, 2006 from $4,061,000 for the three-month period ended June 30, 2005. Research and development expenses increased 60.9% to $12,253,000 for the six-month period ended June 30, 2006 from $7,614,000 for the six-month period ended June 30, 2005.

	Three Months Ended June 30,		Percent Change
Research and development	2006	2005	2006/2005
Drug development	$4,691,590	$3,177,162	47.7%
Preclinical development	1,243,347	883,441	40.7

Total research and development	$5,934,937	$4,060,603	46.2%

	Six Months Ended June 30,		Percent Change
Research and development	2006	2005	2006/2005
Drug development	$9,911,889	$5,772,259	71.7%
Preclinical development	2,341,411	1,841,328	27.2

Total research and development	$12,253,300	$7,613,587	60.9%

Drug development:    Drug development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), external clinical testing and monitoring, drug supply, analytical testing costs and facility expenses, including depreciation.

Drug development expenses increased 47.7% to $4,692,000 for the three-month period ended June 30, 2006 from $3,177,000 for the three-month period ended June 30, 2005. The increase of $1,515,000 was primarily due to an increase in external clinical expenses of $2,141,000 for our Phase 3 clinical trial program which was initiated in the fourth quarter of 2005, offset in part by a reduction in expenses for our Phase 1 and 2 clinical trial programs of $711,000 and reduced expenses for clinical trial related drug supply of $329,000. We also added seven employees during the first six months of 2006 in order to internally manage the clinical trial process for talabostat, bringing the total employees in this area to twenty-seven. In addition, during the three-month period ended June 30, 2006, we recorded $184,000 in non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R.

For the six-month period ended June 30, 2006, drug development expenses increased 71.7% to $9,912,000 from $5,772,000 for the six-month period ended June 30, 2005. The increase of $4,140,000 was primarily due to an increase in external clinical expenses of $3,977,000 for our Phase 3 clinical trial program which was initiated in the fourth quarter of 2005 and increased expenses for clinical trial related drug supply of $234,000, offset in part by a reduction in expenses for our Phase 1 and 2 clinical trial programs of $982,000. We also added seven employees during the first six months of 2006 in order to internally manage the clinical trial process for talabostat bringing the total employees in this area to twenty-seven. In addition, during the six-month period ended June 30, 2006, we recorded $338,000 in non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R.

During the remainder of 2006, we anticipate that our clinical development costs will increase moderately as our Phase 3 clinical program spending increase will be offset by a decrease in spending for our Phase 2 clinical studies. We currently anticipate hiring three additional employees bringing total employees in the clinical development area to thirty.

Preclinical Development:    Preclinical development includes expenses associated with research and testing of our product candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Preclinical development expenses increased 40.7% to $1,243,000 for the three-month period ended June 30, 2006 from $883,000 for the three-month period ended June 30, 2005. The increase of $360,000 was primarily due to an increase in external studies of $144,000 to support the preclinical research of PT-630, an increase in external research collaborations for talabostat of $84,000, and non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R of $89,000. In addition, we added one employee during the six-month period ended June 30, 2006, bringing total employees in this area to ten.

Preclinical development expenses increased 27.2% to $2,341,000 for the six-month period ended June 30, 2006 from $1,841,000 for the six-month period ended June 30, 2005. The increase of $500,000 was primarily due to external research collaborations for talabostat of $203,000 and non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R of $221,000. In addition, we added one employee during the six-month period ended June 30, 2006, bringing total employees in this area to ten.

During the remainder of 2006, we currently anticipate that research expenses will remain at current levels. We do not currently anticipate adding any employees in this area for the remainder of 2006.

General and administrative

General and administrative:    General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 39.5% to $1,713,000 during the three-month period ended June 30, 2006 from $1,227,000 for the three-month period ended June 30, 2005. The increase of $486,000 was primarily due to non-cash stock-based compensation expense for employee and director stock options in accordance with SFAS No. 123R of $267,000 and increased investor relations and outside consulting costs of $118,000. In addition, we added one employee during the six-month period ended June 30, 2006, bringing total employees in this area to thirteen.

General and administrative expenses increased 39.7% to $3,731,000 during the six-month period ended June 30, 2006 from $2,671,000 for the six-month period ended June 30, 2005. The increase of $1,060,000 was primarily due to non-cash stock-based compensation expense for employee and director stock options in accordance with SFAS No. 123R $421,000 and increased investor relations and outside consulting costs of $280,000. In addition, we added one employee during the six-month period ended June 30, 2006, bringing total employees in this area to thirteen.

During 2006, we currently anticipate that general and administrative expenses will remain at current levels. We do not currently anticipate adding any employees in this area for the remainder of 2006.

Other Income and Expenses

Interest income includes interest earned on invested cash balances. During the three and six-month periods ended June 30, 2006 and 2005, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 108.5% to $302,000 in the three-month period ended June 30, 2006 from $145,000 in the three-month period ended June 30, 2005. The increase in interest income resulted from a higher average interest rates earned on invested balances.

Interest income increased 184.6% to $643,000 in the six-month period ended June 30, 2006 from $226,000 in the six-month period ended June 30, 2005. The increase in interest income resulted from a higher average interest rates earned on invested balances.

Net loss

As a result of the foregoing, we incurred a net loss of $7,346,000 or $0.22 per common share, for the three-month period ended June 30, 2006 compared to a net loss of $5,143,000, or $0.23 per common share, for the three-month period ended June 30, 2005 and a net loss of $15,203,000 or $0.46 per common share for the six-month period ended June 30, 2006 as compared to a net loss of $10,059,000 or $0.48 per common share for the six-month period ended June 30, 2005.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996, we have raised approximately $75,543,000, net of costs of raising capital, in equity financings and $7,815,000 from licensing and sponsored research collaborations with pharmaceutical companies and government agencies. In addition, we received $14,335,000 as a result of the merger between Point Massachusetts and HMSR in March 2002. We have also received $4,978,000 in proceeds from warrant and stock option exercises, $2,388,000 from interest earned in invested cash balances and $785,000 in dividends resulting from a bankruptcy settlement of a foreign subsidiary.

At June 30, 2006, our cash and cash equivalents decreased by $14,505,000 to $22,823,000 as compared to $37,328,000 at December 31, 2005. The decrease was primarily due to cash used in operations of $15,272,000 for the six-month period ended June 30, 2006, primarily to fund our clinical program for talabostat and other research and development initiatives. We increased our investment in equipment by $19,000 from $787,000 at December 31, 2005 to $806,000 at June 30, 2006. The increase resulted from purchases of computer equipment. We also received $9,000 in proceeds from the exercise of stock options totaling 12,000 shares. In addition, we received $785,000 in dividends resulting from a bankruptcy settlement of a foreign subsidiary (see Footnote 3 to enclosed Financial Statements).

At June 30, 2006, we had prepaid expenses and other assets totaling $2,105,000, an increase of $688,000 as compared to December 31, 2005. In addition, we had $340,000 in deposits and other assets, a decrease of $504,000 as compared to December 31, 2005. These balances relate primarily to upfront payments made to our clinical trial centers and supporting clinical organizations for our two recently initiated Phase 3 clinical trials in NSCLC which are being expensed over the clinical trial period.

At June 30, 2006, our current liabilities totaled $4,709,000, a decrease of $1,246,000 as compared to December 31, 2005 due to the payment of expenses previously accrued.

Since inception, we have incurred $62,723,000 in expenses on research and development activities. Almost all of our research and development efforts have primarily been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders, with the exception of approximately $1,330,000 incurred during fiscal years 2004 and 2005 and the first six months of 2006 to preclinically develop two early-staged DPP inhibitors.

Since inception, we have incurred operating expenses of $87,692,000 and have accumulated a deficit as of June 30, 2006 of $77,571,000. At June 30, 2006, we had $22,823,000 in cash and cash equivalents. We currently anticipate that our existing capital resources and interest to be received on invested cash balances should enable us to maintain our current and planned operations into the first half of 2007. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, raising additional funds through corporate collaborations, merger and acquisition activities and consolidations, the sale of securities in both public and private offerings as the markets allow. There can be no assurance that a transaction will be consummated in a reasonable timeframe, on terms acceptable to us, or at all. Should we be unable to raise sufficient funds, we may be required to curtail our operations. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and potentially initiate human clinical trials for additional clinical indications for talabostat, PT-630, PT-510 and any other additional product candidates we may have from time to time. The rate of spending and sufficiency of such resources will be affected by numerous factors including the success of our clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining FDA or other regulatory approvals and other factors.

Contractual Obligations

As of June 30, 2006, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q3-Q4 2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$209,000	$417,000	$415,000	$391,000	$202,000	$—	$1,634,000
Capital Leases	4,000	5,000	—	—	—	—	9,000
Licensing Obligations	—	10,000	10,000	10,000	10,000	18,000	58,000

Total Future Obligations	$213,000	$432,000	$425,000	$401,000	$212,000	$18,000	$1,701,000

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop or commercialize talabostat

As of June 30, 2006, we had a cash balance of approximately $22.8 million. We currently anticipate spending during the remainder of 2006 an average of at least $8.0 million per quarter to fund our preclinical and clinical programs and related general and administrative activities. Our current cash balance is expected to be sufficient to allow us to maintain our current and planned operations into the first half of 2007. It is difficult to estimate at this time the additional funds required to finance our operations as we are currently uncertain about the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $87.7 million of expenses since inception through June 30, 2006, and expect our capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and clinical and preclinical trial activities. We may raise these funds through corporate collaborations, merger and acquisition activities and additional sales of securities in both public and private offerings as the markets allow.

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

Our lead product candidate, talabostat, is in human clinical development, and its safety and effectiveness are still being determined

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors and hematologic malignancies. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which are evaluating safety and effectiveness of talabostat in larger cohort groups. We have also commenced two Phase 3 human clinical studies in which we are evaluating talabostat in double-blind placebo controlled studies. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. In addition, success in preclinical testing and early clinical trials do not necessarily predict final results. A number of biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Our clinical trials may be suspended at any time if the FDA or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we cannot predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any perceived adverse effects of the drug. If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be harmed.

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

Even if we are able to conduct our clinical trials in a timely manner, other factors related to the conduct of the trials could still adversely affect our chances of obtaining FDA approval. The FDA may not be satisfied with certain aspects of our clinical trial design. We may not be able to adequately follow or evaluate the subjects of the clinical trials after their treatment to establish a positive therapeutic effect. We may not be able to maintain a database of sufficient integrity to track safety and effectiveness information of treated subjects that would withstand appropriate FDA scrutiny. We, or our chosen vendors, may fail to comply with FDA regulations for good clinical practices.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of June 30, 2006, we had an accumulated deficit of approximately $77.6 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated any sales revenue, and we likely will not until talabostat or any other of our product candidates become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 18 issued U.S. patents and 18 pending U.S. patent applications. Most of these patents and patent applications relate to our oncology, diabetes and vaccine adjuvant technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and one application expire in 2011; one U.S. patent expires in 2012; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable.

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

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 2,592,500 shares of our common stock at a weighted average exercise price of $3.78 as of August 4, 2006. In addition, certain entities and individuals hold existing options to purchase 5,353,478 shares of our common stock at an average exercise price of $3.45 as of August 4, 2006. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $1.91 to a high of $6.75 in the two-year period ended August 4, 2006. Many factors could have a significant impact on the future price of our common stock, including:

•	progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our clinical trials for talabostat;

•	progress of regulatory approval of our product candidate, talabostat, and compliance with ongoing regulatory requirements;

•	our ability to consumate a strategic transaction to ensure the continued funding of our operations, including corporate collaborations, merger and acquisition activities and consolidations;

•	our ability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	market acceptance of our product candidates;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	our ability to obtain component materials and successfully enter into and maintain manufacturing relationships for our product candidates;

•	maintenance of our existing licensing agreement with Tufts University;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	degree of trading liquidity in our common stock.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended August 4, 2006, the daily trading volume for shares of our common stock ranged from 5,300 to 249,800 shares traded per day, and the average daily trading volume during such three-month period was only 46,712 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

Item 4.	Submission of Matter to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 20, 2006. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matter was voted upon by the stockholders, receiving the number of affirmative (“for”) and withheld or negative (“withheld”) votes set forth below each matter.

1. To consider and act upon a proposal to elect seven directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld
Donald R. Kiepert, Jr.	27,475,933	91,868
Timothy J. Barberich	27,199,511	368,290
Richard J. Benjamin	27,473,933	93,868
Thomas M. Claflin, II	27,436,237	131,564
Larry G. Pickering	27,476,033	91,768
Daniel T. Roble	26,776,141	791,660
William J. Whelan, Jr.	27,437,971	129,830

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August, 8, 2006, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: August 8, 2006	By:	/S/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr.
Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: August 8, 2006	By:	/S/ RICHARD N. SMALL
Richard N. Small
Chief Financial Officer