Form 10-K
period 2006-12-31
POINT THERAPEUTICS INC
filed 2007-03-16
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $79,052,000.

The number of shares outstanding of the Registrant’s common stock as of March 9, 2007 was approximately 39,307,000.

Documents incorporated by reference:    Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2007 Annual Meeting of Stockholders to be held on or about June 20, 2007 are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

POINT THERAPEUTICS, INC.

Year 2006 Form 10-K Annual Report

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

Overview

We are a Boston-based biopharmaceutical company dedicated to developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer and type 2 diabetes. DPPs are enzymes that appear to regulate several different physiological processes, including those involved in tumor growth and host responses to cancer and type 2 diabetes. We are currently studying our lead product candidate, talabostat, in two Phase 3 double-blind, placebo-controlled trials in metastatic non-small cell lung cancer (NSCLC). The first Phase 3 trial is studying talabostat in combination with pemetrexed (Alimta®, Eli Lilly) and the second Phase 3 trial is studying talabostat in combination with docetaxel (Taxotere®, sanofi-aventis). We are also currently studying talabostat in a Phase 2 trial in combination with gemcitabine in Stage IV pancreatic cancer. In addition, we have studied talabostat in several Phase 2 trials, including in combination with docetaxel in metastatic NSCLC, as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, and in combination with rituximab in advanced chronic lymphocytic leukemia (CLL).

We believe talabostat has a novel mechanism of action and that its anti-tumor activity can occur by two different pathways—each initiated by inhibiting different DPPs. One pathway is believed to disrupt the tumor stroma and may reduce metastases. The second pathway is believed to stimulate both the innate and acquired immune systems to attack the tumor. The most frequently reported adverse events include peripheral edema (fluid retention) and fatigue.

In addition to our oncology program, we have another DPP inhibitor as a preclinical lead drug candidate—PT-630 for type 2 diabetes. PT-630 has a high affinity for DPP-4 which is a widely known target that numerous pharmaceutical companies are studying to treat type 2 diabetes. Our preclinical data suggest that PT-630 potentially has several advantageous features in comparison to certain leading products in the market or in development, including prolonged inhibition of DPP-4, once per day dosage, decreased HbA1C, reduced triglyceride levels, reduced glucose levels in oral glucose tolerance tests, and improvement in insulin sensitivity. Currently, we are deferring the preclinical development of our PT-630 program to prioritize our capital spending on our two Phase 3 NSCLC clinical trials.

In addition, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

Our principal executive office is located at 155 Federal Street, Boston, Massachusetts, 02110 and our telephone number is (617) 933-2130. The shares of our common stock trade on the Nasdaq Capital Market under the symbol “POTP.” Our Web site address is www.pther.com.

Talabostat Mechanism of Action

We believe that talabostat inhibits the DPP family of serine proteases. Located throughout the body, DPPs are enzymes that digest naturally occurring proteins that appear to be involved in regulating tumor growth and immune responses. Inhibition of DPPs by talabostat causes a potent anti-tumor effect that has been demonstrated against more than 25 different tumors in preclinical mouse models. We believe the anti-tumor activity of talabostat can occur by two different pathways, each initiated by a different DPP. DPP 8 and DPP 9 and fibroblast activation protein (FAP) appear to be molecular targets involved in talabostat’s mechanism of action.

Tumor-Targeted FAP Inhibition

FAP is a member of the DPP family which we have shown to be inhibited by talabostat in preclinical studies. FAP represents a tumor-associated target for talabostat because its expression is selectively induced on the cell surface of fibroblasts in the stroma—the connective tissue supporting the tumor—of solid malignant tumors. Expression of FAP protein in the tumor has been reported in the scientific literature to promote tumor growth in mouse models of human breast cancer, myeloma and an epithelial cancer. The enzymatic activity of FAP appears to be required for epithelial tumor growth; therefore, we believe that, by directly targeting tumor-associated FAP, talabostat could suppress tumor growth. We believe FAP represents a clinically relevant tumor-associated target in a number of tumor types, including NSCLC, melanoma, pancreatic cancer, colorectal cancer and sarcoma.

Immunostimulatory Activity

DPP 8 and DPP 9 reside within the cell, and our preclinical research has indicated that these DPPs are likely to be involved in the induction of IL-1b by talabostat in monocytes and macrophages, which are naturally occurring immune effector cell types involved in the body’s anti-tumor attack. IL-1b, in turn, stimulates production of cytokines and chemokines that play key roles in immunity.

The cytokines and chemokines demonstrated, preclinically, to be involved in the response to talabostat are known to promote the body’s own anti-tumor defenses, including the activity of T-cells, neutrophils, monocytes/macrophages and natural killer cells. Advanced cancer patients often have decreased T-cell function; therefore, the potential ability of talabostat to promote tumor killing by other cell types is an important feature of its mechanism of action. In preclinical models, we have observed highly significant anti-tumor activity of talabostat in both the presence and absence of T-cell immunity. Preclinical models include B-cell lymphoma, sarcoma (osteosarcoma and fibrosarcoma), melanoma, NSCLC, colorectal cancer, head and neck cancer, and pancreatic cancer. Because talabostat appears to stimulate the immune system to mount an attack against the tumor, talabostat is different from conventional agents that kill tumors directly.

Preclinical data provide a rationale for Point’s Phase 2 and 3 clinical studies. Talabostat has been studied with promising results as a single-agent against xenografts—human tumors growing in immunodeficient mice—of relevant human tumor types, including NSCLC, melanoma, B-cell lymphoma, and pancreatic cancer. While talabostat exhibited proof-of-concept as a single-agent, talabostat has also been shown, preclinically, to interact additively or synergistically with numerous other anti-cancer agents as follows: the chemotherapeutic agents docetaxel, pemetrexed, dacarbazine, cisplatin, gemcitabine, paclitaxel and 5-FU; the human epidermal growth factor receptor-targeted inhibitor erlotinib; and the monoclonal antibodies (mAbs), rituximab, trastuzumab and bevacizumab. Thus, we believe that talabostat could be combined with many existing treatment regimens used to treat solid tumors. Combinations of talabostat with chemotherapeutic agents that were shown to be effective preclinically have been or are currently in Phase 2 studies: talabostat with docetaxel, cisplatin, or gemcitabine in, respectively, NSCLC, melanoma and pancreatic cancer. Phase 3 studies of talabostat in combination with pemetrexed and docetaxel in NSCLC are in progress.

Talabostat and Monoclonal Antibodies

We believe that talabostat can enhance the therapeutic effects of mAbs against a tumor through the mechanism known as antibody-dependent cell-mediated cytotoxicity (ADCC). By causing an increase in both the innate and acquired immune system effector cells and by promoting, through enhanced chemokine activity, the migration of effector cells to the tumor sites, our preclinical observations suggest talabostat has the potential to improve the efficacy of a number of different mAbs, including, among others, rituximab in certain hematological malignancies and trastuzumab in certain breast cancers.

Rituximab is a chimeric mouse/human mAb specific for the CD20 antigen found on the surface of malignant B lymphocytes in CLL and non-Hodgkin’s lymphoma. Rituximab targets cell-surface CD20 and acts as a bridge connecting the malignant B-cells to naturally occurring immune effector cells (natural killer cells, macrophages or neutrophils). When engaged by rituximab, the immune effector cells can kill the leukemia cells. This mechanism is called ADCC because, unless bridged to the tumor by rituximab, the immune effector cells are much less able to kill the tumor cells.

We believe that talabostat can affect both the quality and the frequency of the immune effector cells that interact with rituximab by stimulating the production of cytokines and chemokines by bone marrow stromal cells and the spleen and lymph nodes. The cytokines and chemokines upregulated by talabostat are known to activate the immune effector cells that can kill tumors with rituximab. Of equal importance, the chemokines produced can act as molecular sign-posts that direct immune effector cells to infiltrate the tissues harboring malignant B lymphocytes.

Talabostat appears, therefore, to have the ability to increase both the frequency and activity of immune effector cells involved in the ADCC mechanism of rituximab. In a preclinical model of human B-cell lymphoma, talabostat enhanced the tumor response to rituximab, thereby supporting the rationale for our Phase 2 study of talabostat and rituximab in CLL.

Type 2 Diabetes

Our preclinical lead drug candidate for diabetes, PT-630, can induce a potent and prolonged inhibition of the enzyme, DPP-4, which is a widely recognized target in the diabetes therapeutics area. DPP-4 is known to degrade the active form of GLP-1, an intestinal peptide hormone, which regulates glucose imbalance by acting at multiple levels. For example, GLP-1 can stimulate insulin secretion, an important hormone which maintains blood glucose levels within the normal range, and can reduce glucagon secretion, a hormone that promotes increased glucose synthesis and secretion into the blood. GLP-1 can also increase satiety so that caloric intake and body weight is reduced. This is important because increased body weight often leads to diabetes. GLP-1 is also known to lower post-meal glucose burden by slowing gastric emptying, in addition to promoting increased numbers of beta cells in the pancreas, which are the cells that secrete insulin. When DPP-4 is inhibited, it leads to an elevation in the circulating pool of active GLP-1, allowing for an effective control of blood glucose in type 2 diabetes.

Our preclinical studies suggest that, in addition to prolonged inhibition of DPP-4 and potentially convenient once-a-day dosing, PT-630 has several advantageous features in comparison to certain leading DPP-4 inhibition products in the market or in development including its ability in preclinical models to:

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

Clinical Development

Phase 3 NSCLC Program

Our NSCLC program consists of two randomized, placebo-controlled, double-blind Phase 3 studies in the second-line and third-line setting treating patients with Stage IIIB/IV NSCLC after failure of a platinum-based chemotherapy. The primary endpoint for both studies is progression-free survival (“PFS”). Secondary endpoints include overall survival, objective tumor response rate, complete response, duration of response, and quality of life. Both trials are currently open for enrollment.

The first Phase 3 study evaluates talabostat and pemetrexed (Alimta®: Eli Lilly) versus placebo and pemetrexed. The second study evaluates talabostat and docetaxel (Taxotere®: sanofi-aventis) versus placebo and docetaxel. Each study is intended to enroll approximately 400 patients, with an estimated 200 patients per treatment arm.

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

Enrollment in the talabostat/pemetrexed study is on schedule with full enrollment expected in the second quarter of 2007 and results projected in the fourth quarter of 2007. In the talabostat/docetaxel study, enrollment is currently behind the original schedule. We believe this is primarily due to the increasing use of pemetrexed in the second- and third-line treatment setting, and the increasing use of docetaxel in the front-line setting. Given these factors, we are currently evaluating multiple options for the talabostat/docetaxel trial, including initiatives to speed the rate of enrollment and potentially restructuring the trial by downsizing the total number of patients enrolled in the trial while increasing the treatment effect needed to demonstrate statistical significance.

In addition, because of our limited capital resources, we may have to pursue one or more of the following alternatives: (i) modifying the existing clinical trial protocols for each of the talabostat/docetaxel and talabostat/pemetrexed studies to permit interim analyses of the current data in each of the studies in a way that would not substantially alter the current statistical endpoints in these studies; (ii) reducing the size of one or both of these studies by such an amount that we would not be able to obtain statistical significance acceptable to the FDA for a Phase 3 trial; and (iii) stopping one or both of the studies completely. If one or both of our current Phase 3 studies would have to be recharacterized as a randomized, placebo-controlled Phase 2 study, then we would have to commence one or both Phase 3 studies from the beginning if and when we could obtain sufficient capital to do so.

Phase 2 Oncology Studies

We are also currently studying talabostat in a Phase 2 trial in combination with gemcitabine in metastatic pancreatic cancer. In addition, we have also studied talabostat in several Phase 2 trials, including in combination with docetaxel in NSCLC, as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, and in combination with rituximab in CLL.

Phase 2 Study of Talabostat/Docetaxel in NSCLC

Our Phase 3 NSCLC program was initiated after completion of a Phase 2 study of talabostat in combination with docetaxel in metastatic NSCLC. This was a single-arm, open-label, two-stage trial in patients who had failed second-line (67%) and third-line (33%) treatment. After all the sites were monitored and data verified, the final overall median PFS and survival for the Phase 2 study was 4.0 months and 7.8 months, respectively. Median PFS was calculated at 4.9 months for the 37 second-line patients (67% of the ITT population) and 2.7 months for the 18 third-line patients (33% of the ITT population) in the study. Likewise, median survival was 10.0 months for second-line patients and 5.4 months for third-line patients. The Phase 2 protocol also specified that tumor response as assessed by the clinical investigators treating the patients be evaluated by an independent core radiology laboratory. The review was generally based on radiological images, not including other clinical factors such as patient medical history, disease history and histology, prior treatment regimens, and adverse events. Previously, the Company reported that the investigators had identified six responses—a 50% or greater reduction in tumor(s) size in the Phase 2 NSCLC study. This included four partial responses, one of which was qualified by us, and two complete responses. Based on the independent radiology group’s analysis of the reported six responses, two responses were confirmed (both partial), two responses were deemed to be qualified (one partial and one complete) and two responses were not confirmed (one partial and one complete).

Phase 2 Single Agent Study of Talabostat in Metastatic Melanoma

In November of 2005, we presented results from this single-arm trial at the International Society for Biological Therapy of Cancer meeting. Two patients out of 42 demonstrated a clinical response to treatment—a 30% or greater reduction in tumor(s) size. Most importantly, one patient experienced a complete response to treatment—indicated by the complete disappearance of their tumors. Median survival was 7.1 months and median progression-free survival (the time from the date patients enter the study to disease progression) was 1.5 months. Additionally, 71% of all patients had visceral, brain, or bone metastases, indicating that they were in the most advanced stage of the disease. Left untreated, their median survival would be expected to be approximately 4.4 months.

Phase 2 Study of Talabostat/Cisplatin in Metastatic Melanoma

The majority of the patients in this study had extensive disease, including metastases to the liver and lungs. Most (70.3%) had received prior treatment for Stage IV disease. 43% were treated with prior cytokines (IL-2, interferon or GM-CSF). Of the 40 patients who met criteria for evaluability (completion of 2 cycles), investigators reported clinical responses—a 30% or greater reduction in tumor(s) size—in five patients. The overall response rate for evaluable patients in the trial was 12.5%. The estimates of median PFS and survival in the intent-to-treat population are 3.0 months and 7.6 months, respectively.

Phase 2 Study of Talabostat/Rituximab in CLL

In June of 2006, we presented results from this single-arm trial at the American Society of Clinical Oncology Annual Meeting in Atlanta GA. Clinical responses were seen in eight of 48 evaluable patients for an overall response rate of 17%. Responses are evaluated based on the National Cancer Institute Working Group Guidelines for CLL which is the standard used in measuring treatment effectiveness in CLL. Six of the eight responses were observed in patients who had previously not responded to or had relapsed following prior treatment with rituximab. Of note, three of these six patients had not only failed fludarabine and rituximab, but had also failed prior alemtuzumab treatment—the only approved agent in fludarabine failures. Median PFS in all patients was 3.6 months. This trial was partially funded through a $600,000 Orphan Products Grant from the Food and Drug Administration, Office of Orphan Products Development. Orphan Products Development grants are awarded by the Food and Drug Administration to encourage clinical development of products for use in rare diseases or conditions, usually defined as affecting less than 200,000 people in the United States.

Phase 2 Study of Talabostat/Gemcitabine in Pancreatic Cancer

In March of 2007, we provided interim results from our open-label Phase 2 trial of talabostat plus gemcitabine (Gemzar®: Eli Lilly) in patients with Stage IV pancreatic cancer who had not received prior chemotherapy. The primary clinical endpoint for this study is six-month survival, and secondary study endpoints include overall survival, PFS, quality of life, and performance status. We recently completed enrollment (51 evaluable patients/71 intent-to-treat) in the study and have since determined that the study will not meet the primary endpoint of six-month survival. To date, four of 51 patients evaluable for tumor response have demonstrated a clinical response to treatment, including one complete response in a patient with metastatic disease to the liver. We believe these responses may be clinically meaningful and we intend to evaluate the data from this trial before determining the clinical path forward for this indication. Final results from the Phase 2 pancreatic cancer study continue to be expected in mid-year 2007.

Phase 1 Studies

Phase 1 Monoclonal Antibody Combination Study

In 2004, we completed a Phase 1 human clinical study to test the safety and efficacy of talabostat in combination with rituximab in 20 patients with indolent non-Hodgkin’s lymphoma (including patients with small lymphocytic lymphoma (SLL) or CLL. Three different daily dose levels were used (400, 600 and 800 mcg). Two partial responses (that is, tumor shrinkage) were observed; one at the 400 mcg daily dose level and one at the 800 mcg daily dose level. One other patient was observed to have a clinical partial response that did not meet the strict protocol definition for response. Thirteen of the remaining 17 patients had stable disease at day 28 of treatment. The study results support the continued clinical development of talabostat in combination with rituximab.

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

Even though we currently are not pursuing this indication in the clinic, because of the observed increased cytokine and chemokine activity in this Phase 1 chemotherapy-induced neutropenia study, we believe talabostat could potentially be used as both an anti-tumor agent and to support the reconstitution of the hematopoietic system.

Other Phase 1 Studies

We have completed single and multiple dose tolerance studies of talabostat in 90 healthy volunteers and have also completed food effect, antacid interaction and relative bioavailability studies in healthy subjects.

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

•

talabostat could be administered orally in tablet form as opposed to by injection or infusion which are the more typical route of administration for currently available products for the treatment of cancer; and

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

In May 1997, our wholly owned subsidiary, Point Therapeutics Massachusetts, Inc. (“Point Massachusetts”), entered into a license agreement with Tufts University School of Medicine (“Tufts”). Under the Tufts license agreement, we have been granted exclusive, worldwide rights to a boroproline family of small molecule compounds, including talabostat. This boroproline family includes all compounds of the structure “X-Boro-Pro” where “X” is any amino acid, “Boro” is boronic acid and “Pro” is the amino acid proline. In return, Point Massachusetts paid Tufts a non-refundable license fee and issued to Tufts and its designees a total of 372,292 and 5,002 shares of our common stock in 1997 and 1999, respectively. In addition, we are required to pay Tufts a minimum annual payment of $20,000; a total of $300,000 in potential clinical-based milestone payments; royalties on net sales of products covered by the license; and a percentage of milestone payments received by us from any sublicensor of the Tufts patents or technology. To date, the Company has paid a total of $782,500 in licensing and milestone payments to Tufts. We also are required to pay for patent prosecution and maintenance. We have the right, but not the obligation, to pursue infringers at our own expense. If we decided to abandon any patent or patent application, then Tufts has the right to assume our related obligations, and that patent or patent application would be withdrawn from the license agreement. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. Tufts also has the right to terminate the license if no licensed product is sold in the United States by May 2011. See “Risk Factors—If Tufts University School of Medicine terminates our license, we could experience delays or be unable to complete the development and commercialization of our potential products.”

The license from Tufts includes nine issued U.S. patents, four pending U.S. patent applications and, except for U.S. Patent No. 4935493 which expires in 2007, corresponding foreign patents or patent applications in major commercial markets, including North America, Europe, and Japan. Among these are composition of matter patents or patent applications covering our talabostat stereoisomer which will expire in 2011 (without giving effect to any possible extensions based on regulatory review periods which could increase the patent terms).

Additionally, we own eight issued U.S. patents, twelve pending U.S. patent applications and corresponding foreign patents or patent applications in the major commercial markets, including North America, Europe and Japan. Among these are patents or patent applications relating to treatment of cancer using talabostat as a single agent or combinations of talabostat with other anti-tumor agents, treatment of hematopoietic disorders, and treatment of infectious diseases in combination with antigens, all expiring in 2018 or after as well as patents and patent applications covering our cyclic compositions which will expire in 2019 (without giving effect to any possible extensions based on regulatory review periods which could increase the patent terms).

If we are successful in the preclinical and clinical development of PT-630, our lead drug candidate for the treatment of type 2 diabetes, to market and sell that drug for type 2 diabetes applications we may need to obtain at least a non-exclusive license for relevant use patents from third parties, and there can be no assurance that we will be able to obtain that license on economically favorable terms, or at all.

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

The following paragraphs provide a general overview of the approval process for a new drug or biologic.

Investigational new drug application (IND). If a company wants to test a new drug or biologic in human patients, an IND must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug or biologic. The IND becomes effective if not put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board must review and approve the study protocol and monitor the study on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials. Clinical trials typically are conducted in three phases, Phases 1, 2 and 3. These phases may be compressed, may overlap or may be omitted in some circumstances.

—Phase 1 clinical trials. After an IND becomes effective, Phase 1 human clinical trials can begin. These studies evaluate a drug or biologic’s safety profile and the range of safe dosages that can be administered to the patient, including the maximum tolerated dose that can be given to a patient with the target disease. Phase 1 studies also determine how a drug or biologic is absorbed, distributed, metabolized and excreted by the body and duration of its action.

—Phase 2 clinical trials. Phase 2 clinical trials typically are designed to evaluate the potential effectiveness of a drug or biologic on patients with specific types and stages of disease or medical condition and to further ascertain the safety of the drug or biologic at the dosage given in a larger patient population.

—Phase 3 clinical trials. In Phase 3 clinical trials, the drug or biologic is usually tested in a controlled randomized trial comparing the investigational new drug or biologic to an approved form of therapy in an expanded and well defined patient population and at multiple clinical study sites. The goal of these studies is to obtain definitive statistical evidence of efficacy of the investigational new drug or biologic as compared to an approved standard treatment in defined patient populations with a given disease and stage of illness.

New drug application (NDA). After completion of clinical trials, if there is substantial evidence that the drug or biologic is safe and effective, a New Drug Application, or NDA, is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from clinical trials, and the content and format of an NDA must comply with all FDA regulations. Accordingly, the preparation and filing of an NDA is a major undertaking for a company.

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

Other regulatory requirements. Any products we manufacture or distribute under FDA approvals would be subject to close scrutiny and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practice regulations, which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

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

Approvals outside of the United States. We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot make assurances that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. We are not currently conducting any clinical trials outside of the United States.

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

The following sections describe the products with which talabostat would likely compete if it were to be approved for marketing as a combination therapy with pemetrexed and/or docetaxel for the treatment of NSCLC, as a combination therapy with cisplatin for metastatic melanoma and, as a combination therapy with rituximab for the treatment of CLL, currently our most advanced clinical indications. Based on public filings and analyst reports of public companies, we believe that the annual sales of drugs to treat lung and pancreatic cancer and hematologic malignancies such as CLL currently exceed $6 billion.

Treatment of Certain Cancers

Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of NSCLC, metastatic melanoma, CLL, or pancreatic cancer could negatively impact the potential market for talabostat, if approved. In addition, other competitive small molecules and biologic therapies for NSCLC, metastatic melanoma, CLL or pancreatic cancer currently in development could also negatively impact the potential market for talabostat if approved.

In the NSCLC market, first-line therapies for NSCLC patients involve a platinum-containing regimen. The current standard of care in the United States is carboplatin/paclitaxel. Gemcitabine/cisplatin (gemcitabine is Eli Lilly’s Gemzar®), docetaxel/cisplatin (docetaxel is sanofi-aventis’ Taxotere®), carboplatin/paclitaxel/bevacizumab (bevacizumab is Genentech’s Avastin®) and vinorelbine/cisplatin, are also FDA approved regimens. There are also three therapies approved by the FDA for second-line treatment of NSCLC; they are pemetrexed (Eli Lilly’s Alimta®), erlotinib (OSI Pharmaceutical’s / Genentech’s Tarceva®), and docetaxel. In the second line setting, pemetrexed appears to be used with increasing frequency, while we believe docetaxel is being used less frequently as it moves more towards first line therapy in combination with cisplatin.

In the metastatic melanoma market, we believe the only approved chemotherapy regimen is dacarbazine. IL-2 (Proleukin®), a genetically-engineered version of IL-2 manufactured and marketed by Chiron Corporation, is also approved for the treatment of metastatic melanoma.

In the CLL market, Genzyme’s Campath® (alemtuzumab) is commercially available. Campath® is a monoclonal antibody which we believe is the only currently approved drug therapy for advanced CLL after failure with alkylating agents and fludarabine therapy.

In the pancreatic market, we believe that 5-fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar®) and OSI Pharmaceutical’s / Genentech’s erlotinib (Tarceva®) are the standard treatment options approved and available for pancreatic cancer.

Treatment of Type 2 Diabetes

There are numerous DPP-4 inhibitors in development for the treatment of type 2 diabetes and related metabolic disorders, including one that has been approved in the United States, and others that have reached Phase 3 or been submitted for regulatory approval. Merck’s Januvia™ is approved in the United States, Novartis’ Galvus® has been submitted to the FDA for approval, and Takeda’s SYR-322 and Bristol-Myers Squibb’s saxagliptin are in Phase 3 development in the United States. Several other pharmaceutical companies have advanced clinical programs with DPP-4 inhibitors including GSK’s denagliptin in Phase 2 and Phenoimix’s PHX1149 which has recently completed Phase 2a. We believe there are other DPP-4 inhibitor compounds in various stages of clinical development. A number of other pharmaceutical and biotech companies have earlier stage DPP-4 inhibitors in preclinical development as well.

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

Charles A. Dinarello, M.D., Professor of Medicine, University of Colorado School of Medicine. Dr. Dinarello is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles. In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben-Gurion University. Dr. Dinarello is also a director of Techne Corporation. Dr. Dinarello received his medical degree from Yale University and clinical training at the Massachusetts General Hospital.

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

Barbara Wallner, Ph.D., Senior Vice President, Technical Operations and Chief Technical Officer, Ziopharm Oncology, Inc. Dr. Wallner is currently Senior Vice President for Technical Operations, Chief Technical Officer at Ziopharm Oncology, Inc. Before that she was Chief Scientific Officer and Senior Vice President for Research at BioTransplant, Inc. Dr. Wallner is a co-founder of Point and the former Senior Vice President for Research and Development, and Chief Scientific Officer at Point. Prior to that she was Vice President, Research at ImmuLogic Pharmaceuticals, Inc. and held several management positions at Biogen, Inc.

The following persons serve as members of our Clinical Advisory Board:

Casey Cunningham, M.D., Chief Executive Officer, RLIP Pharmaceuticals. Dr. Cunningham is the Chief Executive Officer of RLIP Pharmaceuticals, an early-stage biotechnology company that is developing therapies for radiation toxicity. Prior to this position, Dr. Cunningham was the Associate Director of the Mary Crowley Medical Research Center, an early phase drug development institute in Dallas, Texas. His background includes academic positions at the Medical College of Wisconsin and Harvard Medical School where he conducted basic cell biology research for a number of years. He has published numerous papers in the areas of both basic and clinical research. Dr. Cunningham acts as a consultant to many pharmaceutical development companies and serves on several scientific advisory boards.

George Demetri, M.D., Director, Center for Sarcoma and Bone Oncology, Dana Farber Cancer Institute, and Associate Professor of Medicine, Harvard Medical School. Dr. Demetri has dedicated his career to translational therapeutics research aimed at using novel drugs to improve the efficacy of existing treatments for solid tumors, including sarcoma and breast cancer. He serves as principal investigator on more than ten active clinical trials in drug development. Dr. Demetri is the founder and editor of Sarcoma.net and received the 2002 Emil J. Freirich Award in Clinical Cancer Research from the MD Anderson Cancer Center.

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

John Nemunaitis, M.D., Director of the Mary Crowley Medical Research Center and Director of the US Oncology (USON) Phase 1 Research Program. Dr. Nemunaitis specializes in medical oncology and gene therapies for cancer. He has held academic positions at Fred Hutchinson Cancer Research Center and the University of Washington School of Medicine. Dr. Nemunaitis is also a Diplomate of the American Board of Internal Medicine and is an editor for Cancer Gene Therapy and Cancer Biology and Therapy as well as a reviewer for numerous oncology journals.

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

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) or

15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at http://www.pointtherapeutics.com or http://www.pther.com.; these reports can be found under “Investor Relations—SEC Filings”. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

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

Employees

As of March 9, 2007, we employed forty persons, four of whom were engaged in research, twenty-three in drug and clinical development and thirteen in administration, finance and legal. All of our employees have signed an agreement that prohibits the disclosure of confidential information to anyone outside our company and that requires assignment to us of any ideas, developments, discoveries, and inventions made. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppage. We consider our employee relations to be good.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of March 9, 2007. All of our officers are employed pursuant to employment agreements.

Name	Age	Position
Donald R. Kiepert, Jr.	58	Chairman, President, Chief Executive Officer, and Director
Richard N. Small	52	Senior Vice President, Chief Financial Officer and Treasurer
Michael P. Duffy	46	Senior Vice President, General Counsel and Secretary
Barry Jones, Ph.D.	57	Senior Vice President, Chief Scientific Officer
Margaret J. Uprichard, Pharm.D.	48	Senior Vice President, Chief Development Officer

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

Dr. Jones has served as our Chief Scientific Officer since March 2006. Prior to that, Dr. Jones served as our Senior Vice President of Research since January 2003 and as our Vice President of Research since March 2002, the date of the merger with Point Massachusetts and as Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point, he was Director of Immunology at Procept, Inc. from 1993 through July 1997. Dr. Jones has also held academic research positions at Yale University’s School of Medicine and at Pennsylvania State University.

Dr. Uprichard joined us in January 2003 as Vice President, Clinical and Regulatory Affairs. In December 2003, she was promoted to Senior Vice President, Clinical and Regulatory Affairs and in March 2005 to Senior Vice President, Chief Development Officer. Prior to joining Point, she founded a consulting company in drug development and served as Head of Regulatory, Clinical and/or Preclinical Affairs for both Curis, Inc. and Paion, from 2001-2003. From 1990-2001, Dr. Uprichard held senior positions in both Clinical and Regulatory Affairs for Warner-Lambert/Pfizer in the oncology, neurology, cardiovascular, and rheumatology areas. Dr. Uprichard also holds an adjunct faculty appointment at the University of Michigan.

Item 1A. Risk Factors

Forward-Looking Statements

This Item and other Items in this report contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our technologies and product candidates. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Report on Form 10-K, particularly under this heading “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, we may be forced to reduce or wind-down operations

As of December 31, 2006, we had unrestricted cash of approximately $9.8 million. We currently anticipate spending during the first quarter of 2007 approximately $6 million to fund our preclinical and clinical programs and related general and administrative activities. Our current cash balance, after giving effect to our recently completed offering resulting in net proceeds to us of approximately $4.4 million is expected to be sufficient to allow us to maintain our current and planned operations into the third quarter of 2007. This does not, however, give us sufficient capital to carry on our business for the current fiscal year as now conducted and proposed to be conducted or provide any reserves for outstanding obligations or anticipated wind-down expenses. Our current cash flow, together with the amounts we would receive, were we to liquidate all of our assets, after taking into account all anticipated uses of the cash, may not be sufficient to pay all amounts on or in respect of our obligations when such amounts are required to be paid.

We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm in connection with our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

We may have to incur obligations in the ordinary course of business that are beyond our ability to pay as such obligations mature. Even after giving effect to our receipt of the proceeds from our recently completed offering, we may be forced to file for reorganization or liquidation under the bankruptcy or reorganization laws of an appropriate jurisdiction as soon as the second quarter of 2007 if a follow-on private placement of our securities or other financing in a sufficient amount cannot be consummated shortly.

We are unable to estimate at this time the additional funds required to finance our operations as we have not determined the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $102.6 million of expenses since inception through December 31, 2006, and expect our capital outlays and operating expenditures could increase over the next several years if we expand our infrastructure and clinical and preclinical trial activities. We may raise additional funds through additional sales of equity and/or convertible debt in both public and private offerings as the markets allow, corporate collaborations, and merger and acquisition activities. The issuance of additional equity securities—either directly or in connection with the issuance of convertible debt—would result in substantial dilution to our existing stockholders.

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

We may be required to relinquish rights to our technologies or talabostat, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture and licensing arrangements. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our clinical programs, or wind-down our operations.

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of December 31, 2006, we had an accumulated deficit of approximately $91.7 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated sales revenue, and we likely will not until talabostat or any other of our other product candidates become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

We are not in compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected

On March 8, 2007, we received a letter from the Listing Qualification Department of The Nasdaq Stock Market indicating that we failed to comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market Exchange set forth in Marketplace Rule 4310(c)(4) because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. We can regain compliance if, any time before September 4, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance by September 4, 2007, we will have the right to appeal a staff determination to delist our common stock, and our common stock will remain listed until completion of that appeal process. Delisting of our shares from trading on the Nasdaq system could have a material adverse effect on the trading price, volume and marketability of our common stock.

We are not in compliance with Nasdaq listing requirements due to the resignation of William Whelan, Jr. from the Board of Directors of Point and Chairman of Point’s Audit Committee.

As a result of the Board of Directors vacancy created in January 2007 by the resignation of William Whelan, Jr. as a director and as Chairman of our Audit Committee, we do not currently comply with Nasdaq’s Marketplace Rule 4350(d)(2), which requires us to have an audit committee of at least three independent directors as defined by Nasdaq’s rules. Consistent with Nasdaq’s Marketplace Rule 4350(d)(4), we have a cure period until the earlier of July 18, 2007 or our next annual meeting of stockholders to fill the vacancy and regain compliance. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Our lead product candidate, talabostat, is in human clinical development, and its safety and effectiveness are still being determined

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors. To obtain regulatory approval for the commercial sale of talabostat for its intended therapeutic applications, we must demonstrate in carefully controlled and well-designed clinical trials that talabostat is safe and effective in humans for the proposed therapeutic indications. In addition to animal safety studies, we have conducted Phase 1 human clinical safety studies, both in single and multiple doses, which have provided us sufficient safety information to select dose ranges for our Phase 1 human clinical dose finding studies. These Phase 1 dose finding studies have, in turn, provided us safety and effectiveness information to select doses for our Phase 2 human clinical studies which evaluated safety and effectiveness of talabostat in larger cohort groups. We have also commenced two Phase 3 human clinical studies in which we are evaluating talabostat in double-blind placebo controlled studies. Although with the completion of each of our human clinical studies we are learning more about the safety profile of talabostat, we cannot yet predict whether subjects in clinical trials will suffer unacceptable health consequences related to talabostat. In addition, success in preclinical testing and early clinical trials does not necessarily predict final results. A number of biotechnology companies have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier clinical trials. Our clinical trials may be suspended at any time if the FDA or we believe that the participating subjects are exposed to unacceptable health risks. In addition, we cannot yet predict whether talabostat will be effective in treating the therapeutic applications for which the human clinical studies we are conducting have been designed or that physicians or the FDA will consider talabostat effective for such therapeutic applications. In addition, even if talabostat is shown to be effective in our clinical trials, we cannot predict whether the FDA will determine that the therapeutic benefits of talabostat outweigh any adverse effects of the drug. If talabostat is not safe or effective, or is perceived as not being safe or effective by the FDA or physicians, our business, financial condition, results of operations and prospects will be substantially harmed.

Our lead product candidate, talabostat, is in human clinical development, and we may not be able to design or implement an effective clinical development plan which will result in timely FDA approval for the selected therapeutic applications

Our lead product candidate, talabostat, is currently undergoing evaluation in clinical trials for the treatment of certain solid tumors. Conducting clinical trials is a lengthy and highly uncertain process. The length of time to complete clinical trials varies according to the type, complexity, novelty and intended use of the product candidate. We may not have designed our clinical trials in a way that results in their fastest completion because of unforeseen safety or effectiveness issues. Our trials may take longer to complete than we anticipate because of a slower than expected rate of eligible subject recruitment in the trials. If our clinical trials take longer than we expect, we may have greater expenses than we project and may have increased difficulty raising additional capital to fund future or current capital requirements.

Even if we are able to conduct our clinical trials in a timely manner, other factors related to the conduct of the trials could still adversely affect our chances of obtaining FDA approval. The FDA may object to certain aspects of our clinical trial design, including the clinical endpoints we have selected and the magnitude of the therapeutic effect we are attempting to show. We may not be able to adequately follow or evaluate the subjects of the clinical trials after their treatment to establish a positive therapeutic effect. We may not be able to maintain a database of sufficient integrity to track safety and effectiveness information of treated subjects that would withstand FDA scrutiny. We, or our chosen vendors, may fail to comply with FDA regulations for good clinical practices.

If we obtain FDA approval for one or more therapeutic indications, we may then elect to perform further clinical studies intended to broaden the labeling indications. If such studies do not support expanding the labeling indications, our ability to promote and market such products will be limited.

Whether or not we raise sufficient additional capital, we may be forced to reduce the size and scope of one or both of our Phase 3 trials

Whether or not we can raise sufficient additional capital from a follow-on private placement of our securities or other financings, we may have to pursue one or more of the following alternatives: (i) modifying the existing clinical trial protocols for each of the talabostat/docetaxel and talabostat/pemetrexed studies to permit interim analyses of the current data in each of the studies in a way that would not substantially alter the current statistical endpoints in these studies; (ii) reducing the size of one or both of these studies by such an amount that we would not be able to obtain statistical significance acceptable to the FDA for a Phase 3 trial; and (iii) stopping one or both of the studies completely. If one or both of our current Phase 3 studies would have to be recharacterized as a randomized, placebo-controlled Phase 2 study, then we would have to commence one or both Phase 3 studies from the beginning if and when we could obtain sufficient capital to do so.

If talabostat is not a successful drug candidate, we will be adversely affected

We have devoted substantial efforts developing talabostat on a preclinical and clinical basis. If talabostat is not ultimately a successful drug candidate, our business, financial condition and results of operations and prospects will be severely harmed.

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

In the United States, we must obtain FDA approval for talabostat for each indication that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and such approval is never certain and entails a high degree of risk. Products marketed, manufactured or distributed abroad are also subject to foreign government regulation. Talabostat has not received regulatory approval to be commercially marketed and sold for any therapeutic indication. If we fail to obtain regulatory approval, we will be unable to market and sell talabostat. We cannot predict with certainty if or when we might submit talabostat for regulatory approval for any therapeutic indication. Once we submit talabostat for review, we cannot ensure that the FDA or other regulatory agencies will grant approvals on a timely basis or at all. If regulatory approval for any therapeutic application for talabostat is delayed, our business, financial condition or results of operations would be materially adversely affected.

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

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 18 issued U.S. patents and 24 pending U.S. patent applications. Most of these patents and patent applications relate to our oncology and diabetes technologies. If regulatory extensions are not taken into account, one U.S. patent expires in 2007; one U.S. patent and one application expire in 2011; one U.S. patent expires in 2012; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable.

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

If our competitors reach the market sooner or develop products and technologies that are more effective, less costly, or have reduced side effects, our commercial opportunity will be reduced or eliminated

The pharmaceutical and biotechnology industries are intensely competitive. There are existing products on the market, including generics, that are used for the treatment of subjects with the same indications talabostat is intended to target including, among others, Novartis’ Proleukin®, Bayer’s DTIC-Dome®, Sanofi-Aventis’ Taxotere®, Bristol-Myers Squibb’s Paraplatin® and Platinol’s AQ®, AstraZeneca’s Iressa®, GSK’s Bexxar®, OSI Pharmaceutical’s / Genentech’s Tarceva®, Eli Lilly’s Alimta® and Gemzar®, Genzyme / Berlex’s Campath®, Biogen-IDEC’s Zevalin® and Roche / Genentech / Biogen-IDEC’s Rituxan® / MabThera®. There are also several other potential competitive novel products in development at other companies as well as currently approved products that are being developed for additional indications that may be competitive with talabostat’s indications including, among others, Onyx / Bayer’s Nexavar®, Genentech’s Avastin®, ImClone’s Erbitux®, Sanofi-Aventis’ Eloxatin®, and Millennium’s Velcade®. If any of these products are successful in clinical trials, we may experience additional competition. Because talabostat is still in clinical development, we do not have the sales, marketing, manufacturing or distribution capabilities necessary to compete with well-established companies. If talabostat is approved by the FDA for one or more therapeutic applications, we may enter into collaboration agreements with one or more established companies in order to compete in the marketplace. There can be no assurances that we would be able to successfully enter into any such collaboration with third parties or that any such collaborations would be entered into on terms satisfactory to us.

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

Any of these factors could in the future delay clinical trials or commercialization of talabostat, interfere with sales, entail higher costs or result in us being unable to effectively sell our products. To the extent that we are reliant on a sole source of supply of talabostat, any interruption in that supply could delay us in effectively developing, testing and commercializing the drug.

Our ability to generate revenues will be diminished if talabostat is not accepted in the marketplace, if we fail to obtain acceptable prices or if adequate reimbursement is not available for talabostat from third-party payors

There are competing products to talabostat already in the market for the treatment of each therapeutic indication we are currently pursuing in clinical trials. Even if approved for sale and distribution for one or more therapeutic indications, talabostat might not achieve market acceptance for such indications or remain on the market. Talabostat may be rejected by the marketplace due to many factors, including cost and the perceived risks versus the benefits of talabostat. Physicians, subjects, payors or the medical community in general may be unwilling to accept, prescribe, utilize, recommend or reimburse for talabostat for such indications. Our ability to commercialize our drugs may be limited due to the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in many markets outside the United States, the pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals to implement additional government control. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit that began in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit will result in decreased reimbursement for prescription drugs which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market talabostat and generate revenues.

Also, increasing emphasis on managed care in the United States and the possibility of government regulation of prescription drug prices will likely continue to put additional pressure on the pricing of pharmaceutical products.

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

We have used hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper use, handling, storage or disposal of these materials could be time-consuming and costly

Our preclinical and clinical operations involved the use of certain hazardous materials, including certain chemicals and radioactive and biological materials. The hazardous materials used most frequently by us in our operations included sodium chromate containing chromium-51 (51 Cr), nucleotides containing phosphorus-32 (32 P) and phenol. Our operations also produced hazardous waste products. We are subject to the risk of accidental contamination or discharge or any resultant injury from these materials, and we do not maintain liability insurance for contamination or injury resulting from the use of the materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages, fines and penalties in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials, and our liability could exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our business. To date, our compliance costs with respect to environmental laws and regulations have been minimal.

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

If we cannot attract or retain key personnel, we may be unable to develop talabostat or achieve our commercialization objectives

Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel who are able to work collaboratively across multiple disciplines, including financial, legal, scientific, clinical and regulatory, to execute our business plans and strategies effectively. We cannot provide assurances that we will be able to attract, retain or motivate personnel or develop or maintain such relationships. The loss of any key personnel may have a disruptive effect on our operations until they can be replaced and may have a material disruptive effect on our product development and commercialization efforts if we are unable to recruit qualified replacements.

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

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 3,962,492 shares of our common stock at a weighted-average exercise price of $2.60 as of March 9, 2007. In addition, certain entities and individuals hold existing options to purchase 4,991,353 shares of our common stock at an average exercise price of $3.43 as of March 9, 2007. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.38 to a high of $4.99 in the two-year period ended March 9, 2007. Many factors could have a significant impact on the future price of our common stock, including:

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three-month period ended March 9, 2007, the daily trading volume for shares of our common stock ranged from 43,000 to 4,239,700 shares traded per day, and the average daily trading volume during such three-month period was 439,660 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Currently, we lease approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The lease term began on July 9, 2005 and expires on July 8, 2010 with an option for an extension in time as well as an option to lease additional space.

Item 3. Legal Proceedings

As of March 9, 2007, we had no outstanding litigation.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to the vote of our security holders during the quarter ending December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock as included for quotation on the Nasdaq Capital Market.

As a result of the Board of Directors vacancy created in January 2007 by the resignation of William Whelan, Jr. as a director and as Chairman of our Audit Committee, we do not currently comply with Nasdaq’s Marketplace Rule 4350(d)(2), which requires us to have an audit committee of at least three independent directors. Consistent with Nasdaq’s Marketplace Rule 4350(d)(4), we have a cure period until the earlier of July 18, 2007 or our next annual meeting of stockholders to fill the vacancy and regain compliance.

On March 8, 2007, we received a letter from the Listing Qualification Department of The Nasdaq Stock Market indicating that we failed to comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market Exchange set forth in Marketplace Rule 4310(c)(4) because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. We can regain compliance if, any time before September 4, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance by September 4, 2007, we will have the right to appeal a staff determination to delist our common stock and our common stock will remain listed until completion of that appeal process.

Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

	High	Low
2006
First Quarter	$3.70	$2.72
Second Quarter	3.65	2.28
Third Quarter	2.60	1.18
Fourth Quarter	1.72	0.83
2005
First Quarter	6.75	3.88
Second Quarter	4.99	3.55
Third Quarter	4.45	3.60
Fourth Quarter	4.35	2.75

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On March 9, 2007, the last reported sale price of our common stock on The Nasdaq Capital Market was $0.40 per share. On March 9, 2007, there were approximately 160 holders of record of our common stock and approximately 2,500 beneficial holders of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Performance Graph

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Point Therapeutics, Inc.	100.00	17.11	88.16	141.05	90.79	27.11
Peer Group Index	100.00	62.21	90.36	99.39	116.33	115.35
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02

Recent Sales of Unregistered Securities

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Use of Proceeds from Registered Securities

On February 2, 2007, we announced that we had priced a registered direct offering (the “Offering”) of the sale of 6,523,776 shares of our common stock at a price of $0.73 per share. The Offering closed on February 7, 2007. Gross proceeds from the Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the offering totaling approximately $67,000, net proceeds to us were $4,409,000. The investors in this offering also received five-year warrants, exercisable upon expiration of a lock-up period of six-months, to purchase an additional 978,566 shares of common stock at an exercise price of $1.00 per share. In addition, we issued 391,426 warrants at an exercise price of $1.00 per share to the placement agent, Rodman & Renshaw LLC, exercisable upon expiration of a lock-up period of six-months. The offered shares were registered pursuant to Point’s shelf registration statement that was declared effective by the SEC on January 12, 2005. We intend to use the net proceeds from the Offering for further clinical development of talabostat and general corporate purposes, including research and development and general and administrative expenses.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenues:
Sponsored research grant revenue	$439	$161	$—	$115	$—

Total revenues	439	161	—	115	—
Operating expenses:
Research and development	24,031	18,246	11,324	5,361	4,761
General and administrative	6,826	5,195	3,991	2,556	2,900

Total operating expenses	30,857	23,441	15,315	7,917	7,661
Loss from operations	(30,418)	(23,280)	(15,315)	(7,802)	(7,661)
Other income (expense)	1,053	606	157	75	182

Net loss	$(29,365)	$(22,674)	$(15,158)	$(7,727)	$(7,479)

Net loss per common share:
Basic and diluted	$(0.90)	$(0.98)	$(0.87)	$(0.73)	$(0.84)

Shares used in computing net loss per common share:
Basic and diluted	32,763	23,075	17,471	10,657	8,898

CONSOLIDATED BALANCE SHEET DATA (in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$9,798	$37,328	$13,906	$14,062	$11,925
Restricted cash and cash equivalents	300	306	86	80	80
Working capital	7,750	33,258	11,883	13,628	10,840
Total assets	12,568	40,401	14,496	14,837	12,553
Long-term debt and capital lease obligations	37	47	48	52	57
Stockholders’ equity	7,951	34,399	12,051	13,856	11,095

Dividends—none

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors that could cause future results to differ materially from such expectations include, without limitation, the following: (i) our ability to raise sufficient additional capital to support our current and projected business operations, (ii) results from our ongoing clinical trials, (iii) our ability to maintain a Nasdaq Capital Market listing which provides liquidity for our stockholders (iv) scientific data collected on our technologies currently in preclinical research and development, (v) decisions made by the FDA or other regulatory bodies with respect to the initiation or continuation of human clinical trials, (vi) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of our proposed products, (vii) the commercial acceptance of any products approved for sale and the ability of us to manufacture, distribute and sell for a profit any products approved for sale, (viii) our ability to obtain the necessary patents and proprietary rights to effectively protect our proposed products and technologies, and (ix) the outcome of any collaborations or alliances to be entered into by us in the future with pharmaceutical or other biotechnology companies.

Overview

We are a Boston-based biopharmaceutical company dedicated to developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer and type 2 diabetes. DPPs are enzymes that appear to regulate several different physiological processes, including those involved in tumor growth and host responses to cancer and type 2 diabetes. We are currently studying our lead product candidate, talabostat, in two Phase 3 double-blind, placebo-controlled trials in metastatic non-small cell lung cancer (NSCLC). The first Phase 3 trial is studying talabostat in combination with pemetrexed (Alimta®, Eli Lilly) and the second Phase 3 trial is studying talabostat in combination with docetaxel (Taxotere®, sanofi-aventis). We are also currently studying talabostat in a Phase 2 trial in combination with gemcitabine in Stage IV pancreatic cancer. In addition, we have studied talabostat in several Phase 2 trials, including in combination with docetaxel in metastatic NSCLC, as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, and in combination with rituximab in advanced chronic lymphocytic leukemia (CLL),

We believe talabostat has a novel mechanism of action and that its anti-tumor activity can occur by two different pathways—each initiated by inhibiting different DPPs. One pathway is believed to disrupt the tumor stroma and may reduce metastases. The second pathway is believed to stimulate both the innate and acquired immune systems to attack the tumor. The most frequently reported adverse events include peripheral edema (fluid retention) and fatigue.

In addition to our oncology program, we have another DPP inhibitor as a preclinical lead drug candidate—PT-630 for type 2 diabetes. PT-630 has a high affinity for DPP-4 which is a widely known target that numerous pharmaceutical companies are studying to treat type 2 diabetes. Our preclinical data suggest that PT-630 potentially has several advantageous features in comparison to certain leading products in the market or in development, including prolonged inhibition of DPP-4, once per day dosage, decreased HbA1C, reduced triglyceride levels, reduced glucose levels in oral glucose tolerance tests, and improvement in insulin sensitivity. Currently, we are deferring the preclinical development of our PT-630 program to prioritize our capital spending on our two Phase 3 NSCLC clinical trials.

In addition, we from time to time evaluate new technologies to broaden our portfolio of potential products, including in-licensing and collaboration arrangements, as well as more expansive corporate relationships, including mergers and acquisitions.

To date, we have generated no material revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of $91,734,000 as of December 31, 2006. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

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

For the year ended December 31, 2006, we recognized revenue totaling $439,000 relating to our $600,000 Orphan Drug Grant which will partially fund our Phase 2 clinical trial in patients with CLL (the “Grant”). For the year ended December 31, 2005, we recognized revenue totaling $161,000 relating to the Grant. For the year ended December 31, 2004, we did not recognize any revenue.

Clinical Trial Expenses

We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At December 31, 2006, we reviewed our prepaid and accrual balances for all three fiscal quarters in 2006 and found that we needed to record a cumulative adjustment of $240,000 related to prior quarters in the fourth quarter of 2006 to reduce our prepaid balance and increase our expense related to our Phase 3 clinical trials. At December 31, 2006, prepaid and deposit balances related to clinical trials were approximately $2 million resulting from payments made in connection with our two Phase 3 clinical trials in NSCLC. At December 31, 2006, accrued expenses related to clinical trials were approximately $1,501,000 related primarily to our ongoing Phase 3 clinical trials. Clinical trial expenses were $10,183,000, $5,459,000 and $4,065,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Lease Agreement

Lease costs are recorded using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable.

On March 16, 2005, we entered into a lease agreement with KNH Realty Trust, initially for approximately 15,000 square feet of office space at 155 Federal Street, Boston, MA. The lease term began on July 9, 2005 and expires on July 8, 2010 with the option for an extension in time as well as an option to lease additional space which will be negotiated at a later date. In accordance with the lease agreement, we were granted a rent holiday from July 9, 2005 through December 23, 2005. We are recording expense related to the lease evenly over the initial term of the lease and as a result, have a liability at December 31, 2006 for the rent expense for the term of the rent holiday of approximately $132,000 which will be reduced as we make payments over the remainder of the lease term.

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

Results of Operations

Years ended December 31, 2006, 2005 and 2004 (in thousands, except share and per share data)

	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
Sponsored research revenue	$439	$161	$—	172.7%	100.0%

Total revenues	439	161	—	172.7	100.0
Research and development	24,031	18,246	11,324	31.7	61.1
General and administrative	6,826	5,195	3,991	31.4	30.2

Total operating expenses	30,857	23,441	15,315	31.6	53.1
Loss from operations	(30,418)	(23,280)	(15,315)	30.7	52.0
Interest income	1,053	606	157	73.8	286.0

Net loss	$(29,365)	$(22,674)	$(15,158)	29.5%	49.6%

Net loss per common share, basic and diluted	$(0.90)	$(0.98)	$(0.87)	(8.2)%	12.6%

Weighted average common shares, basic and diluted	32,762,925	23,075,434	17,471,266	42.0%	32.1%

Revenues

We recorded revenue totaling $439,000 for the year ended December 31, 2006 as a result of the Grant. We recorded revenue totaling $161,000 for the year ended December 31, 2005 as a result of the Grant. We recorded no revenue for the year ended December 31, 2004. No revenues are anticipated from the Grant in future periods.

Operating Expenses

Research and development

During the years ended December 31, 2006, 2005 and 2004, almost all of our research and development efforts have been focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. We had no other material research and development programs during this time period and thus the expenses disclosed for research and development in our financial statements has primarily been directed towards developing talabostat, with the exception of approximately $491,000, $602,000 and $305,000 spent during 2006, 2005 and 2004, respectively, on external studies, primarily for our DPP inhibitor in preclinical development—PT-630 for type 2 diabetes.

On November 9, 2006, we initiated a cost reduction plan (the “Cost Reduction Plan”) to prioritize the use of capital resources to complete our two Phase 3 NSCLC clinical trials. As part of the Cost Reduction Plan, we notified 8 employees—15% of our workforce—primarily in the preclinical research group of their termination from the Company. Of these employees, 2 terminated in November 2006 and 6 terminated in December 2006. Additional cost reduction measures included deferring the preclinical development of our type 2 diabetes candidate, PT-630, and focusing our preclinical research efforts to primarily support the clinical development of talabostat.

Research and development expenses increased 31.7% to $24,031,000 for the year ended December 31, 2006 and 61.1% to $18,246,000 for the year ended December 31, 2005 (in thousands).

	Year Ended December 31,			Annual Percent Change
Research and development	2006	2005	2004	2006/2005	2005/2004
Clinical and drug development	$20,060	$14,529	$8,298	38.1%	75.1%
Research	3,971	3,717	3,026	6.8	22.8

Total research and development	$24,031	$18,246	$11,324	31.7%	61.1%

Clinical and drug development: Clinical and drug development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Total clinical and drug development expenses increased 38.1% to $20,060,000 in 2006 and 75.1% to $14,529,000 in 2005.

The increase in 2006 as compared to 2005 related primarily to an increase in external clinical costs. Clinical trial expenses increased by $4,724,000 to $10,183,000 in 2006 as compared to 2005 due primarily to the costs incurred for our ongoing Phase 3 clinical trials offset in part by savings related to our completed Phase 2 clinical trials. Manufacturing costs decreased by $976,000 to $3,445,000 in 2006 as compared to 2005 primarily due to the purchase of bulk drug, formulation and related testing to prepare for our Phase 3 trials in 2005. During 2006, we added eleven employees offset by six terminations during 2006 in the drug development area bringing total employees in this area to twenty-five and resulting in an increased salary and related fringe costs of $1,297,000 in 2006 as compared to 2005. During 2006, we recorded severance totaling $130,000 related to 2 involuntary terminations which occurred in November 2006. In addition, during 2006 we recorded non-cash stock compensation in accordance with SFAS No. 123R, Share Based Payment—An amendment of FASB Statement No. 123 and 95 (“SFAS No. 123R”) totaling $668,000 in the clinical area.

The increase in 2005 as compared to 2004 related primarily to an increase in external clinical and related manufacturing costs. Clinical trial expenses increased by $1,394,000 to $5,459,000 in 2005 as compared to 2004 due primarily to the costs incurred for our ongoing Phase 2 clinical trials and pre-study clinical activities for our Phase 3 clinical trials. Manufacturing costs increased by $2,258,000 to $4,421,000 in 2005 as compared to 2004 primarily due to the purchase of bulk drug, formulation and related testing to prepare for our Phase 3 trials. We also added eleven employees during 2005 in order to internally manage the clinical trial process for talabostat in place of utilizing outside contractors, bringing total employees in this area to twenty and resulting in an increased salary costs of $837,000 in 2005 as compared to 2004.

During 2007, we anticipate that our clinical development costs will decrease from 2006 levels due to the completion of four of our Phase 2 clinical trials, preclinical testing and reduced manufacturing costs.

Research: Research includes expenses associated with research and testing of our product candidates supporting the clinical development of talabostat and our other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Research expenses increased 6.8% to $3,971,000 in 2006 and increased 22.8% to $3,717,000 in 2005.

The increase in 2006 was related primarily to non-cash stock compensation in accordance with SFAS No. 123R totaling $355,000. During 2006, we added two employees offset by six terminations in December 2006 in the research area bringing total employees in this area to four and resulting in an increased salary and related fringe costs of $219,000 in 2006 as compared to 2005. In addition, during 2006, we recorded severance totaling $74,000 related to six involuntary terminations which occurred in December 2006. Offsetting these increases were savings related to lab related supply purchases of $271,000 and external spending related to our diabetes product candidate, PT-630 of $111,000.

The increase in 2005 was related primarily to an increase in external research for talabostat of $405,000 and an increase in external research relating to our diabetes product candidate, PT-630 of $363,000. In addition, salaries costs increased in this area by $250,000 due to the hiring of two additional employees in 2005 bringing total employees in this area to nine. Offsetting these increased costs was a decrease in non-cash stock-based compensation of $514,000 related to outside consultant stock options which completed vesting in 2004.

As part of our Cost Reduction Plan, we shut down our internal research laboratories effective December 31, 2006 and will instead perform research activities on an external basis, as funding allows. As a result, we anticipate that our research costs will decrease significantly in 2007 as compared to 2006 levels.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 31.4% to $6,826,000 in 2006 and 30.2% to $5,195,000 in 2005.

The increase in 2006 related primarily to non-cash stock-based compensation in accordance with SFAS No. 123R totaling $1,086,000 offset in part by non-cash compensation recorded in 2005 related to outside consultants totaling $292,000. During 2006, we added one employee in the administrative area bringing total employees in this area to thirteen. In addition, higher bonuses and annual raises granted to employees, generally 5%, resulted in an increased salary and related fringe costs of $328,000 in 2006 as compared to 2005. Business development and related travel increased in 2006 as compared to 2005 by approximately $338,000 due to increased activity related to possible collaborations and other strategic transactions. Legal and patent costs increased by $191,000 due to strategic initiatives and an expansion and strengthening of our patent portfolio. Investor relations costs increased by $112,000 resulting from the expansion of our overall investor relations program.

The increase in 2005 related primarily to higher salary costs of $472,000 relating to four new hires and increased bonuses as compared to 2004. In addition, during 2005, we recorded non-cash stock-based compensation of approximately $292,000 related to the extension of the exercise period for a former executive’s stock option award, stock options granted to consultants and compensation expense related to our Fee Deferral Plan for Non-Employee Directors.

During 2007, we currently anticipate that general and administrative expenses will be at a similar level to 2006.

Interest Income

Interest income includes interest earned on invested cash balances. During the years ended December 31, 2006, 2005 and 2004, our investments consisted entirely of funds deposited in money market funds.

Interest income increased 73.8% to $1,053,000 in 2006 and 286.0% to $606,000 in 2005. The increase in 2006 was due to a higher cash balance in 2006 as compared to 2005 because of the proceeds received from the sale of our common stock in November 2005 and an increase in interest rates earned on invested cash during the year. The increase in 2005 was due to a higher cash balance in 2005 as compared to 2004 because of the registered direct offering in March 2005 and an increase in interest rates earned on invested cash during the year.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, using the modified-prospective method, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee and director stock options and stock units outstanding and unvested as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the year ended December 31, 2006 was allocated as follows (in thousands):

Year ended December 31, 2006
Research and development	$1,023
Selling, general and administrative	1,086

Total stock-based compensation expense	$2,109

No amounts relating to stock-based compensation have been capitalized.

As of December 31, 2006, there was $4,104,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.26 years.

Net loss

As a result of the foregoing, we incurred a net loss of $29,365,000 or $0.90 per share, for the year ended December 31, 2006, a net loss of $22,674,000, or $0.98 per share for the year ended December 31, 2005 and a net loss of $15,158,000, or $0.87 per share for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity were our cash, cash equivalents and restricted cash which totaled $10,098,000.

The table below sets forth the key components of cash flow for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Net cash used in operating activities	$(28,295)	$(21,108)	$(12,968)
Net cash used in investing activities	$(31)	$(249)	$(65)
Net cash provided by financing activities	$796	$44,779	$12,876

Cash Flows during the Year ended December 31, 2006

During the year ended December 31, 2006, our cash and cash equivalents decreased $27,530,000 as compared to December 31, 2005.

During the year ended December 31, 2006, net cash used in operations resulted primarily from a net loss of $29,365,000. Included in the net loss for the year ended December 31, 2006 were non-cash stock-based compensation of $2,109,000 and depreciation of $137,000. Prepaid expenses, deposits and other assets, net, decreased $32,000 for the year ended December 31, 2006 resulting primarily to payments made to the outside clinical research organization we engage for our clinical trials offset by expense recorded as services were earned. Restricted cash decreased by $6,000 relating to the termination of our lease for our previous office space. Our unbilled receivable decreased by $158,000 during fiscal year 2006 relating to revenue recorded in 2005 of $161,000 received in the first quarter of 2006 offset in part by additional revenue recorded in the year ended December 31, 2006 but received in the first quarter of 2007 of $3,000. Accounts payable and accrued expenses decreased $1,373,000 during the year ended December 31, 2006 resulting primarily from manufacturing costs for our Phase 3 clinical program accrued as of December 31, 2005 but paid during the year ended December 31, 2006.

Our investing activities used cash of $31,000 during the year ending December 31, 2006 resulting from the purchase of office equipment (primarily computers and software) of $87,000 offset in part by proceeds from the sale of laboratory equipment and other fixed assets of $55,000 as a result of the shut-down of our internal research laboratories.

Our financing activities provided net cash of $796,000 for the year ended December 31, 2006, primarily from a cash dividend of $787,000 from HemaSure A/S, a wholly-owned foreign subsidiary of the Company located in Denmark. Previously a subsidiary of HMSR Inc., HemaSure A/S discontinued operations in 1997 and entered into bankruptcy proceedings at that time. The cash dividend resulted from the final settlement of the bankruptcy. In addition, we received $21,000 from stock option exercises during the year ended December 31, 2006 and paid $6,000 on capital leases and $6,000 in principal payments for our patent liability.

Cash Flows during the Year ended December 31, 2005

At December 31, 2005, our cash and cash equivalents increased $23,422,000 as compared to December 31, 2004.

During the year ended December 31, 2005, net cash used in operations resulted from a net loss of $22,674,000. Included in the net loss for the year ended December 31, 2005 were non-cash expenses related to stock compensation of $249,000 and depreciation of $110,000. Prepaid expenses, deposits and other assets, net, increased $1,962,000 for the year ended December 31, 2005 resulting primarily to payments made to clinical sites, vendors and the outside clinical research organization we engage for our clinical trials. Our restricted cash increased by $220,000 resulting from a letter of credit issued in March 2006 related to our lease for our corporate offices at 155 Federal Street, Boston, MA in the amount of $300,000 offset in part by the termination of a letter of credit of $80,000 for our former corporate offices at 125 Summer Street in Boston, MA. Our unbilled receivable increased by $161,000 during fiscal year 2005 relating to revenue recorded in 2006 of $161,000 received in the first quarter of 2006. Accounts payable and accrued expenses increased $3,550,000 during the year ended December 31, 2005 resulting primarily from clinical costs for our Phase 2 clinical programs and manufacturing costs for our Phase 3 clinical program accrued as of December 31, 2005 but paid during the year ended December 31, 2006.

Our investing activities used cash of $249,000 during the year ending December 31, 2005 resulting from the purchase of laboratory and office equipment.

Our financing activities provided net cash of $44,779,000 for the year ended December 31, 2005. The increase was primarily due to a November 2005 underwritten public offering of 8,050,000 shares resulting in net proceeds to us of $25,516,000. In addition, in March 2005 we consummated a registered direct placement of 3,650,000 shares of common stock at a price of $4.50 per share, resulting in net proceeds to us of $15,031,000. For the year ended December 31, 2005, we also received proceeds of $3,781,000 from the exercise of 1,501,623 warrants and proceeds of $445,000 from the exercise of 126,106 stock options. During the year ended December 31, 2005, we also recorded receipt of $13,000 offset by payments of $2,000 in connection with our capital lease and made $5,000 in principal payments for our patent liability.

Cash Flows during the Year ended December 31, 2004

At December 31, 2004, our cash and cash equivalents decreased $156,000 as compared to December 31, 2003.

During the year ended December 31, 2004, net cash used in operations resulted from a net loss of $15,158,000. Included in the net loss for the year ended December 31, 2004 were non-cash expenses related to stock compensation of $472,000 and depreciation of $102,000. Prepaid expenses, deposits and other assets, net, increased $153,000 for the year ended December 31, 2004. Our restricted cash increased by $6,000 resulting from a letter of credit issued in January 2004 related to our lease for our corporate offices at 125 Summer Street,

Boston, MA. Accounts payable and accrued expenses increased $1,470,000 during the year ended December 31, 2004 resulting primarily from clinical costs for our Phase 2 clinical programs accrued as of December 31, 2004 but paid during the year ended December 31, 2005.

Our investing activities used cash of $65,000 during the year ending December 31, 2004 resulting from the purchase of laboratory and office equipment.

Our financing activities provided net cash of $12,876,000 for the year ended December 31, 2004. The increase was primarily due to proceeds of $12,137,000 resulting from the sale of 3,000,000 shares of common stock at a price of $4.50 in a private placement which closed in March 2004. For the year ended December 31, 2004, we also received proceeds of $732,000 from the exercise of 352,416 warrants and proceeds of $12,000 from the exercise of 106,000 stock options. During the year ended December 31, 2004, we also made $5,000 in principal payments for our patent liability.

Cash Flows since Inception

Since inception, we have accumulated a deficit of $91,734,000 resulting from operating expenses totaling $102,564,000, of which $74,500,000 were spent in the research and development area and $28,064,000 in the general and administrative area. Included in this expense is non-cash expenses related to stock options of $3,055,000 and depreciation of $580,000. Since inception we have received $8,115,000 from licensing and sponsored research collaborations with pharmaceutical companies and government agencies and net interest income of $2,715,000.

We have funded prepaid and other current assets of $2,248,000, primarily related to our Phase 3 clinical programs. We also have restricted cash in the amount of $300,000 related to our lease for our corporate offices. Offsetting these working capital expenditure are accounts payable and accrued expenses of $4,573,000 which represent expenses incurred from inception through December 31, 2006 but not yet paid.

Our investing activities used cash of $819,000 since inception resulting from the purchase of laboratory and office equipment, net of sales.

Since inception, we have financed our operations principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since our inception in September 1996 through December 31, 2006, we have raised approximately $75,543,000, net of costs of raising capital, in private and public equity financings and $8,115,000 from licensing and sponsored research collaborations with pharmaceutical companies and government agencies. In addition, we received $15,122,000 as a result of the merger between Point Massachusetts and HMSR. We have also received $4,512,000 from the exercise of common stock warrants and $478,000 from the exercise of stock options.

Capital Resources

At December 31, 2006, we had $9,798,000 in cash and cash equivalents and $300,000 in restricted cash. In February 2007, we completed a registered direct offering (the “Offering”) for the sale of 6,523,776 shares of our common stock at a price of $0.73 per share. The Offering closed on February 7, 2007. Gross proceeds from the Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the offering totaling approximately $67,000, net proceeds to the Company were $4,409,000. We currently anticipate that our existing capital resources will enable us to maintain current and planned operations into the third quarter of 2007. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of additional securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our research and development activities and cease our operations as soon as the second quarter of 2007. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are expected to increase over the next several years as we continue with the clinical development of talabostat and potentially initiate human clinical trials of possible additional clinical indications for talabostat and additional product candidates. The rate of spending and sufficiency of such resources will be affected by numerous factors, including the success of our preclinical and clinical trials and the rate of acquisition of new products and technologies. Success in early-stage clinical trials or acquisition of new products and technologies would lead to an increase in working capital requirements. Our actual cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, product testing, relationships with strategic partners, acquisition of new products and technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the process of obtaining United States Food and Drug Administration or other regulatory approvals and other factors.

Contractual Obligations

As of December 31, 2006, we had future payments required under contractual obligations and other commitments as follows (in thousands):

	Payments Due By Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$417	$416	$405	$216	$12	$—	$1,466
Capital Leases	5	—	—	—	—	—	5
Licensing Obligations	10	10	10	10	10	8	58

Total Future Obligations	$432	$426	$415	$226	$22	$8	$1,529

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company in the first fiscal quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective the first quarter of 2008 with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

At December 31, 2006, 2005 and 2004, our investments consisted entirely of funds deposited in money market funds and as a result we were not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 9, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to Point, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with management’s evaluation of the effectiveness of our internal controls and procedures, we note that the translation of complex clinical data into complete and accurate disclosures that can readily be understood by non-scientific investors is a tremendous challenge for biotech companies. While we believe that our controls and procedures regarding the disclosure of clinical data are designed properly as discussed above, the effectiveness of these controls and procedures in connection with the recording, processing and reporting of such information depends to a significant degree on the quality of information provided by our clinical and regulatory personnel.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on our assessment of our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Point Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Point Therapeutics, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Point Therapeutics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Point Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Point Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Point Therapeutics Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and the period from September 3, 1996 (date of inception) through December 31, 2006 of Point Therapeutics, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon, and included an explanatory paragraph that highlighted a going concern uncertainty.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2007

(d) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers and directors and corporate governance will be presented under the caption “Executive Officers and Directors” and “Corporate Governance” in our definitive proxy statement in connection with our 2007 Annual Meeting of Stockholders. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees of Point Therapeutics, Inc. This Code of Conduct and Ethics is posted in the corporate governance section on our website at www.pther.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on our website at www.pther.com.

ITEM 11. Executive Compensation

Information relating to executive compensation will be presented under the caption “Executive Compensation” in the proxy statement for our 2007 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference. Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in the proxy statement for our 2007 Annual Meeting of Stockholders. That information is incorporated into this report by reference.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants—Principal Accounting Fees and Services” and “Ratification of Independent Accountants—Pre-Approval Policies and Procedures” in the proxy statement for our 2007 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2007.

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

Signature	Title	Date

/s/ DONALD R. KIEPERT, JR. Donald R. Kiepert, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2007

/s/ RICHARD N. SMALL Richard N. Small	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 15, 2007

/s/ RICHARD J. BENJAMIN Richard J. Benjamin	Director	March 15, 2007

/s/ THOMAS M. CLAFLIN II Thomas M. Claflin II	Director	March 15, 2007

/s/ LARRY G. PICKERING Larry G. Pickering	Director	March 15, 2007

/s/ DANIEL T. ROBLE Daniel T. Roble	Director	March 15, 2007

EXHIBIT INDEX

Item 15(c) Exhibits:

Exhibit No.	Description
2.1(9)	Agreement and Plan of Merger, dated November 15, 2001 among HMSR Inc., PT Acquisition Corp., and Point Therapeutics, Inc.

2.2(5)	Asset Purchase Agreement, dated as of February 3, 2001 by and between Point Therapeutics, Inc., Whatman and Whatman plc.

2.3(6)	Amendment to Asset Purchase Agreement, dated as of April 2, 2001 by and between Point Therapeutics, Inc., Whatman and Whatman plc.

3.1(1)	Certificate of Incorporation of Point Therapeutics, Inc.

3.2(7)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.3(8)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.4(10)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.5(16)	Certificate of Amendment of Certificate of Incorporation of Point Therapeutics, Inc.

3.6(1)	By-Laws of Point Therapeutics, Inc.

4.1(11)	Specimen Certificate for shares of Common Stock, $.01 par value, of Point Therapeutics, Inc.

4.2(11)	Form of Warrant for Point Therapeutics, Inc.

4.3(14)	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003.

4.4(14)	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003.

4.5(2)	Registration Rights Agreement dated January 23, 1997 by and among Point Therapeutics, Inc. and Novo Nordisk A/S.

4.6(3)	Registration Rights Agreement dated as of March 23, 1999 between Point Therapeutics, Inc. and Sepracor.

4.7(15)	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004.

4.8(15)	Form of Investor Registration Rights Agreement for Point Therapeutics, Inc. dated as of March 24, 2004.

4.9(14)	Subscription Agreement dated on or about September 19, 2003 by and among Point Therapeutics, Inc. and certain investors.

4.10(15)	Form of Investor Securities Purchase Agreement dated as of March 24, 2004.

4.11(3)	Securities Purchase Agreement dated as of March 23, 1999 between Point Therapeutics, Inc. and Sepracor.

4.12(18)	Securities Purchase Agreement dated as of February 1, 2007 between Point Therapeutics, Inc. and certain investors.

10.1(2)	Point Therapeutics, Inc.’s 1994 Stock Option Plan.

10.2(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan dated June 25, 1996.

10.3(2)	Amendment to Point Therapeutics, Inc.’s 1994 Stock Option Plan effective as of May 16, 1996.

10.4(4)	Form of Purchase Agreement, dated March 2, 2000.

10.5(4)	Schedule of purchasers which purchased shares of common stock pursuant to the Form of Purchase Agreement set forth in 10.31.

Exhibit No.	Description
10.6(6)	Royalty Agreement, dated as of May 29, 2001 by and among Point Therapeutics, Inc., Whatman and Whatman plc.

+10.7(11)	First Amended Executive Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.

+10.8(11)	First Amended Executive Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small.

+10.9(11)	Employment, Confidentiality and Non-Competition Agreement dated September 26, 2001 by and between Point Therapeutics, Inc. and Dr. Lawrence Nussbaum.

10.10(11)	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University.

+10.11(12)	Executive Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy.

+10.12(13)	Executive Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones.

+10.13(13)	Executive Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard.

+10.14(11)	Point Therapeutics Massachusetts, Inc. 1997 Stock Option Plan.

10.15(17)	Lease Agreement dated March 16, 2005 between Point Therapeutics, Inc. and KNH Realty Trust.

21.1	Subsidiary of Point Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP.

24.1†	Power of Attorney.

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2006.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated herein by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1, as amended (File No. 33-75930).
(2)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
(4)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(6)	Incorporated by reference to Point Therapeutics, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2001.
(7)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(8)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001.

(9)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on February 11, 2002.
(10)	Incorporated by reference to Point Therapeutics, Inc.’s Current Report on Form 8-K filed on March 28, 2002.
(11)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(12)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(13)	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003.
(15)	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on April 1, 2004.
(16)	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(17)	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on March 17, 2005.
(18)	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on February 2, 2007.
†	Previously filed.
+	Management Contract or Compensatory Plan or Arrangement

POINT THERAPEUTICS, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004 and for the Period from Inception (September 3, 1996) through December 31, 2006	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004 and for the Period from Inception (September 3, 1996) through December 31, 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004 and for the Period from Inception (September 3, 1996) through December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-8

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Point Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Point Therapeutics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and the period from September 3, 1996 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Point Therapeutics, Inc at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and the period from September 3, 1996 (date of inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Point Therapeutics, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities in each of the last five years and has an accumulated deficit of $91,734,000 as of December 31, 2006, and will be required to obtain additional funding or alternative means of financial support, or both, prior to December 31, 2007, in order to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The 2006 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Point Therapeutics, Inc.’s internal control framework over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2007 expressed an unqualified opinion.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2007

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,797,930	$37,328,396
Cash and cash equivalents—restricted	300,000	305,834
Unbilled receivable	2,904	161,205
Prepaid expenses and other current assets	2,228,555	1,417,235

Total current assets	12,329,389	39,212,670
Office and laboratory equipment, net	238,395	344,432
Deposits and other assets	—	843,497

Total assets	$12,567,784	$40,400,599

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,170,491	$2,719,319
Accrued clinical trial costs & drug development	1,574,222	2,494,739
Accrued expenses	830,400	734,090
Short-term portion of capital lease	4,723	6,396

Total current liabilities	4,579,836	5,954,544
Patent liability, less current portion	36,601	42,364
Long-term portion of capital lease	—	4,723
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 33,001,354 shares and 32,970,604 shares issued at December 31, 2006 and 2005, respectively, 32,782,809 shares and 32,970,604 shares outstanding at December 31, 2006 and 2005, respectively	330,014	329,706
Treasury stock, 218,545 shares outstanding at December 31, 2006 and December 31, 2005, at cost	(978,290)	(978,290)
Additional paid-in capital	100,333,199	97,415,931
Deficit accumulated during the development stage	(91,733,576)	(62,368,379)

Total stockholders’ equity	7,951,347	34,398,968

Total liabilities and stockholders’ equity	$12,567,784	$40,400,599

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2006
	2006	2005	2004
Revenues
License revenue	$—	$—	$—	$5,115,041
Sponsored research revenue	438,795	161,205	—	3,000,000

Total revenues	438,795	161,205	—	8,115,041

Operating expenses
Research and development	24,030,682	18,246,263	11,324,245	74,500,340
General and administrative	6,825,955	5,195,031	3,990,663	28,063,762

Total operating expenses	30,856,637	23,441,294	15,314,908	102,564,102

Loss from operations	(30,417,842)	(23,280,089)	(15,314,908)	(94,449,061)
Interest income	1,052,645	606,140	156,840	2,798,137
Interest expense	—	—	—	(82,652)

Net loss	$(29,365,197)	$(22,673,949)	$(15,158,068)	$(91,733,576)

Net loss per common share
Basic and diluted	$(0.90)	$(0.98)	$(0.87)

Shares used in computing net loss per common share
Basic and diluted	32,762,925	23,075,434	17,471,266

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock on September 3, 1996	2,300,543	$23,005	$(3,005)	$—	$—	$20,000
Net loss					(60,135)	(60,135)

Balance at December 31, 1996	2,300,543	23,005	(3,005)		(60,135)	(40,135)
Issuance of common stock on January 22, 1997	820,716	8,207	(1,072)			7,135
Issuance of common stock on May 7, 1997	717,890	7,179	1,671,412			1,678,591
Issuance of common stock for license rights on May 7, 1997	372,292	3,723	890,847			894,570
Issuance of common stock on June 17, 1997	15,606	156	37,344			37,500
Issuance of common stock on October 1, 1997	426,572	4,266	1,007,293			1,011,559
Net loss					(2,329,746)	(2,329,746)

Balance at December 31, 1997	4,653,619	46,536	3,602,819		(2,389,881)	1,259,474
Stock-based compensation expense			45,837			45,837
Issuance of warrants in connection with convertible note payable			200,000			200,000
Net loss					(2,914,399)	(2,914,399)

Balance at December 31, 1998	4,653,619	46,536	3,848,656		(5,304,280)	(1,409,088)
Stock-based compensation expense			39,388			39,388
Issuance of common stock upon conversion of debt on March 9, 1999, net	675,549	6,756	1,949,523			1,956,279
Issuance of common stock for license rights on March 9, 1999	5,002	50	16,057			16,107
Issuance of common stock pursuant to private placement agreement on July 2, 1999, net	201,874	2,019	643,111			645,130
Issuance of common stock pursuant to private placement agreement on October 12, 1999, net	185,848	1,858	591,666			593,524
Net loss					(1,161,786)	(1,161,786)

Balance at December 31, 1999	5,721,892	57,219	7,088,401		(6,466,066)	679,554
Stock-based compensation expense			32,929			32,929
Issuance of common stock pursuant to private placement agreement on November 2, 2000, net	260,106	2,601	981,777			984,378
Net income					2,342,083	2,342,083

Balance at December 31, 2000	5,981,998	59,820	8,103,107		(4,123,983)	4,038,944
Stock-based compensation expense			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 13, 2001, net	1,352,546	13,526	5,150,616			5,164,142
Issuance of common stock on April 30, 2001	52,021	520	199,480			200,000
Net loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	7,386,565	73,866	13,475,255		(9,331,005)	4,218,116
Stock-based compensation expense			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	1,889,190	18,892	14,647,318			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	101,169	1,011		(331,936)		(330,925)
Net loss					(7,478,585)	(7,478,585)

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)—(Continued)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	9,376,924	$93,769	$28,142,973	$(331,936)	$(16,809,590)	$11,095,216
Stock-based compensation expense			64,073			64,073
Issuance of shares of common stock on October 3, 2003 in a private placement, net	5,600,001	56,000	10,367,526			10,423,526
Net loss					(7,726,772)	(7,726,772)

Balance at December 31, 2003	14,976,925	149,769	38,574,572	(331,936)	(24,536,362)	13,856,043
Stock-based compensation expense			471,513			471,513
Issuance of shares of common stock on March 26, 2004 in a private placement, net	3,000,000	30,000	12,107,228			12,137,228
Issuance of shares upon exercise of warrants	352,416	3,524	930,734	(202,757)		731,501
Issuance of shares upon exercise of stock options	106,034	1,060	244,025	(232,645)		12,440
Net loss					(15,158,068)	(15,158,068)

Balance at December 31, 2004	18,435,375	184,353	52,328,072	(767,338)	(39,694,430)	12,050,657
Stock-based compensation expense			249,337			249,337
Issuance of shares of common stock in March 2005 in a private placement, net	3,650,000	36,500	14,994,718			15,031,218
Issuance of shares of common stock in November 2005 in a public offering, net	9,257,500	92,575	25,423,549			25,516,124
Issuance of shares upon exercise of warrants	1,501,623	15,017	3,976,859	(210,952)		3,780,924
Issuance of shares upon exercise of stock options	126,106	1,261	443,396			444,657
Net loss					(22,673,949)	(22,673,949)

Balance at December 31, 2005	32,970,604	329,706	97,415,931	(978,290)	(62,368,379)	34,398,968
Stock-based compensation expense			2,109,438			2,109,438
Issuance of shares upon exercise of stock options	30,750	308	20,680			20,988
Dividend from investment in HemaSure A/S			787,150			787,150
Net loss					(29,365,197)	(29,365,197)

Balance at December 31, 2006	33,001,354	$330,014	$100,333,199	$(978,290)	$(91,733,576)	$7,951,347

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2006
	2006	2005	2004
Operating activities
Net loss	$(29,365,197)	$(22,673,949)	$(15,158,068)	$(91,733,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137,278	109,528	102,307	580,277
Stock-based compensation expense	2,109,438	249,337	471,513	3,054,967
Common stock issued under license agreement	—	—	—	910,677
Accrued interest on convertible notes	—	—	—	82,652
Patent costs	—	—	—	75,557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(811,320)	(1,128,724)	125,430	(2,247,832)
Restricted cash	5,834	(219,833)	(5,833)	(300,000)
Unbilled receivable	158,301	(161,205)	—	(2,904)
Deposits and other assets	843,497	(833,250)	27,126	—
Accounts payable and accrued expenses	(1,373,035)	3,550,334	1,469,582	4,572,669

Net cash used in operating activities	(28,295,204)	(21,107,762)	(12,967,943)	(85,007,513)

Investing activities
Purchase of office and laboratory equipment	(86,989)	(248,637)	(64,574)	(874,420)
Proceeds from sale of fixed assets	55,105	—	—	55,105
Loss on sale of fixed assets	643	—	—	643

Net cash used in investing activities	(31,241)	(248,637)	(64,574)	(818,672)

Financing activities
Net proceeds from issuance of common stock	—	40,547,342	12,137,228	73,650,055
Proceeds from exercise of common stock warrants	—	3,780,924	731,501	4,512,425
Proceeds from exercise of common stock options	20,988	444,657	12,440	478,085
Proceeds from capital lease financing	—	13,082	—	13,082
Payments on capital leases	(6,396)	(1,963)	—	(8,359)
Principal payments of patent liability	(5,763)	(5,240)	(4,763)	(36,512)
Proceeds from merger between Point with HMSR, Inc.	—	—	—	14,335,285
Dividend from investment in HemaSure A/S	787,150	—	—	787,150
Proceeds from issuance of convertible note	—	—	—	1,892,904

Net cash provided by financing activities	795,979	44,778,802	12,876,406	95,624,115

Net increase in cash and cash equivalents	(27,530,466)	23,422,403	(156,111)	9,797,930
Cash and cash equivalents at beginning of period	37,328,396	13,905,993	14,062,104	—

Cash and cash equivalents at end of period	$9,797,930	$37,328,396	$13,905,993	$9,797,930

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

Point Therapeutics, Inc. (“Point” or the “Company”) is a Boston-based biopharmaceutical company dedicated to developing a family of dipeptidyl peptidase (DPP) inhibitors for use in cancer and type 2 diabetes. DPPs are enzymes that appear to regulate several different physiological processes, including those involved in tumor growth and host responses to cancer and type 2 diabetes. Point is currently studying its lead product candidate, talabostat, in two Phase 3 double-blind, placebo-controlled trials in metastatic non-small cell lung cancer (NSCLC). The first Phase 3 trial is studying talabostat in combination with pemetrexed (Alimta®, Eli Lilly) and the second Phase 3 trial is studying talabostat in combination with docetaxel (Taxotere®, sanofi-aventis). Point is also currently studying talabostat in a Phase 2 trial in combination with gemcitabine in Stage IV pancreatic cancer. In addition, Point has studied talabostat in several Phase 2 trials, including in combination with docetaxel in metastatic NSCLC as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (CLL).

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the financial statements, at December 31, 2006, the Company has unrestricted cash of $9,798,000 and an accumulated deficit of $91,734,000. The Company also incurred a net loss of $29,365,000 and negative cash flows from operations of $28,295,000 in 2006. The Company has also incurred a net loss and negative cash flows from operations in each of the last five years. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern through at least January 1, 2008 without additional financing. To date, the Company has principally raised capital through public and private placements of its equity securities. The Company will need to raise additional capital during 2007 in order to fund future operations. If adequate funds are not available, the Company will be required to delay, reduce the scope of, or eliminate one or more of their clinical programs, or cease operations. Management is currently pursuing various sources of funding and anticipates that additional capital will be raised prior to December 31, 2007. No assurance can be given that it will be able to do so when needed, on terms favorable to the Company, or at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities, or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Clinical Trial Expenses

The Company records the estimated cost of patient recruitment and related supporting functions for its clinical trial as patients are enrolled in the trial. The costs recorded for the trials are based on percentage of completion of the contract entered into. In the past, the estimates made have approximated the actual billings

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At December 31, 2006, prepaid and deposit balances related to clinical trials were approximately $2,000,000 resulting in payments made in connection with the Company’s two Phase 3 clinical trials in NSCLC. At December 31, 2006, the Company reviewed their prepaid and accrual balances for all three fiscal quarters in 2006 and found that they needed to record a cumulative adjustment of $240,000 related to prior quarters in the fourth quarter of 2006 to reduce their prepaid balance and increase their expense related to their Phase 3 clinical trials. At December 31, 2006, accrued expenses related to clinical trials were approximately $1,501,000 related to the Company’s two Phase 3 trials and Phase 2 clinical trials. Clinical trial expenses were $10,183,000, $5,459,000 and $4,065,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Reclassifications

Certain amounts in 2004 and 2005 have been reclassified to conform to the 2006 presentation.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, Point Massachusetts, Inc., HemaPharm Inc., and HemaSure A/S. All intercompany balances and transactions have been eliminated in consolidation. During 2006, the Company dissolved both HemaPharm Inc. and HemaSure A/S.

Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2006, the Company’s investments consisted entirely of funds deposited in money market funds.

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

Net Loss Per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For all years presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of outstanding common stock options, warrants and convertible debt would be antidilutive.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, the Company recorded non-cash stock-based compensation expense in accordance with SFAS No. 123R of $2,157,000 for stock options granted to employees and outside directors under the Company’s stock option plans, of which $1,022,000 was included in research and development expenses and $1,135,000 was included in general and administrative expenses. In addition, during the years ended December 31, 2006, 2005 and 2004, the Company recorded non-cash stock-based compensation of $(47,000), $70,000 and $472,000, respectively, related to options granted to ouside consultants. The Company also recorded $155,000 in non-cash stock-based compensation during the year ended December 31, 2005 related to the extension of the exercise period for a former executive’s stock option award. No amounts relating to stock-based compensation have been capitalized.

The Company’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of the Company’s common stock. Historically, incentive and nonqualified options granted to employees under the Company’s stock option plans generally vest over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under the Company’s stock option plans generally vest during their period of service with the Company. Options granted under the Company’s stock option plans have a maximum term of ten years from the date of grant. At December 31, 2006, a total of 7,619,350 shares of common stock were approved for issuance under the Company’s stock option plans and 2,318,232 shares underlying options were available for future grant under the Company’s stock option plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was calculated using the following estimated weighted-average assumptions:

	2006	2005	2004
Expected term (years)	4.0	4.0	4.0
Volatility	62–93%	93%	93%
Risk-free interest rate	4.3–5.1%	3.6–4.3%	3.2%–3.8%
Expected dividend yield	—	—	—

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

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, the Company has calculated a 10.7% annual forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average per share fair value of stock options granted under the Company’s stock option plans during the years ended December 31, 2006, 2005 and 2004 was $1.87, $2.58 and $3.88, respectively.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the years ended December 31, 2005 and 2004, as all stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of the adoption of SFAS 123R, the Company’s net loss for the year ended December 31, 2006 was $2,157,000, or $0.07 per share greater than if it had continued to account for share-based compensation under APB 25.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004, respectively. Since stock-based compensation expense for the years ended December 31, 2005 and 2004 were calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for those periods. For purposes of the pro forma disclosure for the years ended December 31, 2006 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss, as reported	$(22,673,949)	$(15,158,068)
Less: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,973,864)	(1,696,472)

Pro forma net loss	$(24,647,813)	$(16,854,540)

Net loss per common share, as reported	$(0.98)	$(0.87)

Net loss per common share, pro forma	$(1.07)	$(0.96)

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company in the first fiscal quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosed by level within the fair value hierarchy. SFAS 157 is effective the first quarter of 2008 with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its financial position or results of operations.

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

Under the Agreement, Point Massachusetts is also required to pay $20,000 per year to Tufts. One-half of this payment is offset against Point Massachusetts’ patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. Point Massachusetts is obligated to make an additional $57,895 of patent right payments as follows:

Year Ended December 31:
2007	$10,000
2008	10,000
2009	10,000
2010	10,000
2011	10,000
Thereafter	7,895

57,895
Less amount representing interest	(15,530)

42,365
Less current portion	(5,764)

Patent liability	$36,601

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

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 12, 1999, Point Massachusetts amended the existing license agreement with Tufts in connection with definitions of field of use, license period and net sales, and entered into a collaboration agreement to license its developed technology to a pharmaceutical company. Upon signing the agreement, Point Massachusetts received an initial $2,000,000 nonrefundable license fee. The collaboration also called for development milestone and royalty payments to Point Massachusetts, as well as an arrangement to equally share all reasonable expenses incurred while obtaining and defending technology patents subsequent to signing this agreement. In January 2000, Point Massachusetts amended the master license agreement to reflect the partial completion of a milestone. As a result of this amendment, Point Massachusetts received in cash and recognized as revenue $3,000,000 from the pharmaceutical company in 2000. As part of the Agreement, Point Massachusetts is required to pay Tufts 10% of all milestone payments received and supplemental milestone payments related to the collaboration with the pharmaceutical company. Total payments to Tufts as a result of milestones achieved totaled $412,500 in 2000. Under the agreement, Point Massachusetts received $900,000 in 2000 for research and development for the benefit of the pharmaceutical company. In July 2000, the agreement with the pharmaceutical company was terminated, however, the license agreement with Tufts remains in effect, as amended. To date, the Company has paid a total of $803,000 in licensing and milestone payments to Tufts.

4. Office and Laboratory Equipment

Office and laboratory equipment consist of the following at December 31:

	2006	2005
Laboratory equipment	$37,446	$330,992
Computer equipment	217,285	236,444
Furniture	161,577	161,202
Leasehold improvements	29,498	28,388
Office equipment	17,324	17,324
Leased office equipment	13,082	13,082

	476,212	787,432
Less accumulated depreciation	(237,817)	(443,000)

	$238,395	$344,432

Depreciation expense, including depreciation related to leased equipment, was $137,000, $121,000 and $102,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company records repairs and maintenance as incurred and did not incur any material repairs and maintenance expense during the years ended December 31, 2006, 2005 and 2004.

On December 1, 2006, the Company shut down its research laboratory located on 75 Kneeland Street, Boston, MA. In conjunction with the shut down of 75 Kneeland Street, the Company held an auction on December 15, 2006 to sell off laboratory equipment and supplies. Gross proceeds received from the auction were $55,000. As a result of the auction and the retirement of certain computer equipment and furniture, the Company wrote-off fixed assets totaling $398,000 with corresponding accumulated depreciation of $342,000, resulting in a loss of approximately $1,000.

5. Operating Leases and Commitments

The Company conducts all of its operations in leased facilities.

On March 16, 2005, the Company entered into a lease agreement with KNH Realty Trust, initially for 15,000 square feet of office space at 155 Federal Street, Boston, MA. The Company relocated its corporate

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

headquarters from 125 Summer Street, Boston, MA to 155 Federal Street, Boston, MA in July 2005. The lease term began on July 9, 2005 and expires on July 8, 2010 with the option for an extension in time as well as an option to lease additional space, which will be negotiated at a future date. In accordance with the lease agreement, the Company was granted a rent holiday from July 9, 2005 through December 23, 2005. The Company is recording expenses related to the lease evenly over the initial term of the lease and as a result, recorded a liability at December 31, 2006 for the rent expense for the term of the rent holiday of approximately $132,000 which will be reduced as the Company makes payments over the remainder of the lease term.

In connection with this lease, the Company issued a letter of credit in the amount of $300,000 on March 28, 2005. The letter of credit is renewable annually for the term of the sublease with the landlord and is collateralized by cash held in money market funds at the Company’s financial institution.

In addition, the Company subleased approximately 3,000 square feet of laboratory space at 75 Kneeland Street, Boston, MA from New England Medical Center (“NEMC”) as a tenant at will. The Company terminated this sublease effective December 31, 2006 and no future payments are anticipated in future years in conjunction with this sublease.

The Company also has in place various operating leases related to office equipment.

Rent expense under all of these arrangements amounted to $534,000, $542,000 and $423,000 in 2006, 2005 and 2004, respectively.

The Company has in place a capital lease for its telephone system with a term of two years ending in 2007 and operating leases for office equipment with terms of three years ending in 2008. Payments made during 2006, including interest of $1,000, related to this capital lease totaled $7,000. Payments made during 2005, including interest of $1,000, related to this capital lease totaled $2,000.

At December 31, 2006, future minimum commitments, under leases with non-cancelable terms of more than one year are as follows:

	Capital Leases	Operating Leases	License Obligations
Year:
2007	$4,945	$417,445	$10,000
2008	—	416,377	10,000
2009	—	404,631	10,000
2010	—	215,814	10,000
2011	—	12,210	10,000
Thereafter	—	—	7,895

Total	4,945	$1,466,477	$57,895

Less amount representing interest	(222)

Present value of minimum lease payments	4,723
Less current portion of capital lease obligations	(4,723)

Capital lease obligations, net of current portion	$—

6. Orphan Drug Grant

In October 2005, the Company was awarded a $600,000 Orphan Products Development Grant (the “Grant”) from the Food and Drug Administration.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $600,000 Grant was awarded over a two-year period to fund costs related to the Company’s ongoing Phase 2 CLL trial. Orphan Products Development grants are awarded by the Food and Drug Administration to encourage clinical development of products for use in rare diseases or conditions, usually defined as affecting less than 200,000 people in the United States. CLL is an incurable disease that usually affects people over 60 years of age. Patients who present with advanced stage disease or who progress to the state of requiring treatment have a poor outcome with a median survival of only 18 to 36 months.

For the year ending December 31, 2006, the Company recorded revenue of $439,000 and a corresponding unbilled receivable on the Company’s balance sheet of approximately $3,000 in connection with the Grant. For the year ending December 31, 2005, the Company recorded revenue and a corresponding unbilled receivable on the Company’s balance sheet totaling $161,000 in connection with the Grant. No additional revenue is anticipated from the Grant in future years.

7. Stock Options

The Company has three stock option plans, the 1994 Plan, the 1997 Plan and the 2003 Directors’ Plan (the “Plans”). As of December 31, 2006, a total of 7,619,350 shares have been authorized for grants of options or shares under the Plans, of which 2,318,232 are available for future grant. Stock options granted during 2006, 2005 and 2004 generally have a maximum term of ten years and vest periodically over a period of one to five years.

In addition, the Company has a Deferral Plan for Non-Employee Directors (the “Fee Deferral Plan”) by which outside directors have the option to receive compensation in the form of shares of common stock units instead of cash compensation. The aggregate number of shares of common stock that may be delivered under the Fee Deferral Plan are 100,000. In 2006 and 2005, three of our outside directors chose to receive their compensation in shares and as a result 30,084 shares were reserved and the Company recorded non-cash compensation totaling $80,000 in 2006 and 8,791 shares were reserved and the Company recorded non-cash compensation totaling $24,000 in 2005. The common stock units will be transferred into issued shares upon certain terms and conditions. For a full description of the Fee Deferral Plan, please refer to the Company’s Proxy Statement filed with the Securities and Exchange Commission on June 24, 2005.

During the years ended December 31, 2006, 2005, and 2004, the Company granted a total of 1,202,000, 1,128,066 and 1,082,500 options, respectively to employees and directors of the Company under its Plans. In accordance with SFAS No. 123R, the Company recorded $2,056,000 during the year ended December 31, 2006 in non-cash stock-based compensation related to options granted to employees and directors. In addition, during the years ended December 31, 2006, 2005 and 2004, the Company also granted 20,000, 101,500 and 10,000 options to outside consultants, respectively. The Company has applied the recognition provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, related to these grants to outside consultants. The grants vest periodically over a period of one to four years and the expense related to these options is being charged to compensation expense over the vesting period of the options. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $(47,000), $70,000 and $472,000, respectively, related to options granted to outside consultants in total. The fair value of these options was determined using the Black-Scholes option-pricing model. In addition, in 2005, the Company recorded a non-cash charge for stock compensation of $155,000 related to the extension of the exercise period for a former executive’s stock option award.

In connection with the Cost Reduction Plan instituted by the Company in November 2006, the Company extended the time terminated employees had to vest their stock options from 90 days post termination or approximately March 1, 2007 to December 31, 2007. As a result of this modification to the grants, the Company recorded $21,000 in non-cash stock compensation.

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

The following table presents the activity of the Plans for the year ended December 31, 2006:

Shares	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at beginning of year	4,214,728	$3.61
Granted	1,222,000	3.03
Exercised	(30,750)	0.68
Canceled	(367,750)	4.27

Options outstanding at end of year	5,038,228	$3.44	6.66

Aggregate intrinsic value of options outstanding at end of year	$196,698

Options vested and exercisable at end of year	2,881,812	$3.21	5.41

Aggregate intrinsic value of options vested and exercisable at end of year	$164,510

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on December 31, 2006 of $1.03 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Total cash received for stock options exercised during the fiscal year ended December 31, 2006 was $21,000. Total intrinsic values of stock options exercised under the Company’s stock option for the fiscal years ending December 31, 2006 and 2005 were $42,000 and $89,000, respectively. The weighted-average grant-date fair values of options granted during 2006, 2005 and 2004 were $1.87, $2.81 and $3.85 respectively.

As of December 31, 2006, there was $4,104,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.26 years. The total fair values of shares vested during the years ended December 31, 2006, 2005 and 2004 were $1,315,000, $968,000 and $667,000 respectively.

8. Warrants

The Company has a total of 2,592,500 warrants at a weighted-average price of $3.78 to purchase its common stock outstanding as of December 31, 2006. These warrants are summarized as follows:

(a) In October 2003, in connection with the private placement of 5,600,001 shares of its common stock, the Company issued warrants to purchase 2,800,000 shares of its common stock at an exercise price of $2.66 per share. The warrants expire in 2008. These warrants are callable at the option of the Company if the Company’s stock trades at a price equal to or greater than $8.00 per share for ten consecutive trading days. As of December 31, 2006, 1,657,500 of these warrants have been exercised and 1,142,500 remain outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company issued warrants to purchase 300,000 shares of common stock at a price of $2.20 per share to Paramount Capital, Inc., the Placement Agent in the offering. The warrants expire in 2009. As of December 31, 2006, none of these warrants have been exercised.

(b) In March 2004, in connection with the private placement of 3,000,000 shares of its common stock, the Company issued warrants to purchase 900,000 shares of the Company’s common stock originally priced at $6.25 per share. As a result of the offering in March 2005, the warrants were repriced to $6.02. As a result of the public offering in November 2005, the warrants were repriced to $5.31. The warrants expire in 2009. As of December 31, 2006, none of these warrants have been exercised.

In addition, the Company issued warrants to purchase 100,000 and 150,000 shares of common stock at an original price of $6.25 per share to Paramount BioCapital, Inc., and RBC Capital, Inc., respectively, the Placement Agents in the offering. As a result of the offering in March 2005, the warrants were repriced to $6.02. As a result of the public offering in November 2005, the warrants were repriced to $5.31. The warrants expire in 2009. As of December 31, 2006, none of these warrants have been exercised.

9. Common Stock

On March 26, 2004, the Company sold and issued 3,000,000 shares of common stock at a price of $4.50 per share to new and existing institutional investors in a private placement, resulting in net proceeds to the Company of $12,137,000 after related costs.

On March 4, 2005, the Company consummated a registered direct placement of 3,650,000 shares of its common stock at a price of $4.50 per share, resulting in gross proceeds to the Company of $16,425,000. After placement agent fees of $1,150,000 and other expenses for legal, accounting and printing fees of $244,000, net proceeds to the Company were $15,031,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 900,000 warrants with an initial exercise price of $6.25 were repriced to $6.02 per share. These warrants were originally issued in March 2004 and expire in 2009.

On November 28, 2005, the Company consummated a public offering of 8,050,000 shares, plus an over allotment of 1,207,500 shares on December 2, 2005, of its common stock at a price of $3.00 per share, resulting in gross proceeds to the Company of $27,773,000. After placement agent fees of $1,944,000 and other expenses for legal, accounting and printing fees of $312,000, net proceeds to the Company were $25,516,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 900,000 warrants with an initial exercise price of $6.25, repriced in March 2005 to $6.02 per share were repriced to $5.31 per share. These warrants were originally issued in March 2004 and expire in 2009.

For the fiscal year 2005, the Company also received proceeds of $3,781,000 from the exercise of 1,501,625 warrants and proceeds of $445,000 from the exercise of 126,106 stock options.

For the fiscal year 2006, the Company received proceeds of $21,000 from the exercise of 30,750 stock options.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The Company’s effective income tax rate as of December 31, 2006, 2005 and 2004 differed from the expected US federal statutory income tax rate as set forth below:

	December 31,
	2006	2005	2004
Expected federal tax benefit	$(9,984,167)	$(7,709,143)	$(5,153,743)
State income taxes, net of federal benefit	(1,841,198)	(1,421,657)	(950,411)
Other permanent differences	46,015	15,612	11,043
Change in valuation allowance	11,779,350	9,115,188	6,093,111

Income tax expense	$—	$—	$—

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $174,943,000 and $81,066,000, to offset future federal and state taxable income, respectively. The Company also has research and development tax credit carryforwards of approximately $1,931,000 and $1,401,000 to offset future federal and state tax, respectively. The tax losses and tax credits will expire at various times through 2026. The net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided in Internal Revenue Code (IRC) sections 382 and 383.

Deferred tax assets at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Deferred tax liabilities:
Depreciation	$(14,659)	$(29,332)

Total deferred tax liabilities	(14,659)	(29,332)

Deferred tax assets:
Net operating loss carryforwards	64,563,576	53,687,991
Research and development credit carryforwards	2,855,304	2,416,365
Accrued expenses and other	1,146,150	246,993
Intangible assets	354,033	380,942

Total deferred tax assets	68,919,063	56,732,291

Net deferred tax assets:	68,904,404	56,702,959
Valuation allowance	(68,904,404)	(56,702,959)

Net deferred taxes	$—	$—

We account for income taxes under the provision of SFAS No. 109 which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the “more-likely-than-not” standard of realizing such benefit. In determining whether it is “more-likely-than-not” that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered in making the determination. SFAS No. 109 also indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we have determined that it is required by the provision of SFAS No. 109 to maintain a valuation allowance for all of the recorded net deferred tax assets. This determination is based primarily on historical losses without considering the impact of any potential upturn in our business. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change. The valuation allowance increased by $12,201,000 during 2006.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Net Loss Per Common Share

Net loss per common share is presented under the requirements of FAS No. 128, “Earnings per Share” (“FAS 128”), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per common share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for the years ended December 31, 2006, 2005 and 2004, they have been excluded from the computation of weighted-average shares used in computing dilutive net loss per common share for the years ended December 31, 2006, 2005 and 2004. Dilutive securities totaling 7,657,103, 6,787,603, and 7,291,364 for the years ended December 31, 2006, 2005 and 2004 prior to the use of the treasury stock method, respectively have been excluded from the calculation.

12. Retirement Savings Plan

The Company implemented a 401(k) retirement savings plan covering all of the Company’s employees on January 1, 2002. Matching Company contributions are at the discretion of management of the Company. Management authorized matching contributions up to 3% of participants’ salaries amounting to approximately $137,000, $81,000, and $64,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Related Party Transactions

The Company utilizes the services of a law firm, of which a director of the Company is a Partner. During 2006, 2005 and 2004, the Company paid fees totaling approximately $258,000, $408,000 and $360,000, respectively, for legal services in connection with organizational, general corporate, transaction and other related matters and had a liability for fees due to the law firm of approximately $36,000 and $22,000 at December 31, 2006 and 2005, respectively. The Company believes that the fees charged by the law firm to the Company are as fair to the Company for the services provided as could have been obtained from another comparable law firm.

14. Hemasure A/S Dividend

In June 2006, the Company received a cash dividend of $787,000 from HemaSure A/S, a wholly-owned foreign subsidiary of the Company located in Denmark. Previously a subsidiary of HMSR Inc., HemaSure A/S discontinued operations in 1997 and entered into bankruptcy proceedings at that time. The cash dividend resulted from the final settlement of the bankruptcy.

15. Cost Reduction Plan

On November 9, 2006, the Company initiated a cost reduction plan (the “Cost Reduction Plan”) to prioritize the use of capital resources to complete the Company’s two Phase 3 NSCLC clinical trials. As part of the Cost Reduction Plan, the Company notified 8 employees—15% of its workforce—primarily in the preclinical research group of their termination from the Company. Of these employees, 2 terminated in November 2006 and 6 terminated in December 2006. Additional cost reduction measures included deferring the preclinical development of the Company’s type 2 diabetes candidate, PT-630, focusing the Company’s preclinical research efforts to primarily support the clinical development of talabostat and continuing tight control over discretionary spending. These measures are projected to reduce the Company’s fiscal year 2007 operating expenses by approximately $7.0 million from the projected fiscal year 2006 operating expenses and reduce the quarterly cash spend in fiscal year 2007 to approximately $6.0 million per quarter.

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for the Cost Reduction Plan in accordance with FASB Statement No. 146 “Accounting For Costs Associated With Exit or Disposal Activities.” The Company recorded total charges for the Cost Reduction Plan during the fourth quarter of 2006 of approximately $250,000, consisting of one-time termination benefits of $230,000, outplacement fees of $10,000 and costs associated with closing down the Company’s laboratory facilities at 75 Kneeland Street, Boston, MA of $10,000. No charges resulting from the Cost Reduction Plan are expected in future years. As of December 31, $147,000 of these costs were accrued and will be paid during the first and second quarters of 2007.

16. Subsequent Events

On February 2, 2007, the Company announced that it had priced a registered direct offering (the “Offering”) for the sale of 6,523,776 shares of its common stock at a price of $0.73 per share. The Offering closed on February 7, 2007. Gross proceeds from the Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the offering totaling approximately $67,000, net proceeds to the Company were $4,409,000. The investors in this offering also received five-year warrants, exercisable upon expiration of a lock-up period of six-months, to purchase an additional 978,566 shares of common stock at an exercise price of $1.00 per share. The Company also issued 391,426 warrants at an exercise price of $1.00 per share to the placement agent, Rodman & Renshaw LLC, exercisable upon expiration of a lock-up period of six-months. The offered shares are registered pursuant to the Company’s shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 1,150,000 outstanding warrants to purchase common stock were repriced from $5.31 per share to $4.54 per share.

On March 2, 2007, the Company received a final insurance settlement in the amount of $305,000 relating to a shipment of drug supply that was damaged in June 2006 during shipping. The Company will record this as an offset to manufacturing expense in the first quarter of 2007.

17. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2006	Second Quarter Ended June 30, 2006	Third Quarter Ended September 30, 2006	Fourth Quarter Ended December 31, 2006
Total revenues	$138,795	$—	$220,407	$79,593
Operating expenses:
Research and development	6,318,363	5,934,937	6,730,726	5,046,656
General and administrative	2,018,397	1,712,555	1,555,968	1,539,035

Total operating expenses	8,336,760	7,647,492	8,286,694	6,585,691

Loss from operations	(8,197,965)	(7,647,492)	(8,066,287)	(6,506,098)
Interest income	341,352	301,548	240,724	169,021
Interest expense	—	—	—	—

Net loss	$(7,856,613)	$(7,345,944)	$(7,825,563)	$(6,337,077)

Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.24)	$(0.19)

Shares used in computing net loss per common share	32,754,959	32,763,564	32,764,059	32,768,950

POINT THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter Ended March 31, 2006	Second Quarter Ended June 30, 2006	Third Quarter Ended September 30, 2006	Fourth Quarter Ended December 31, 2006
Total revenues	$—	$—	$—	$161,205
Operating expenses:
Research and development	3,552,984	4,060,603	5,636,920	4,995,756
General and administrative	1,443,632	1,227,307	1,242,141	1,281,951

Total operating expenses	4,996,616	5,287,910	6,879,061	6,277,707

Loss from operations	(4,996,616)	(5,287,910)	(6,879,061)	(6,116,502)
Interest income	81,271	144,631	163,172	217,066
Interest expense	—	—	—	—

Net loss	$(4,915,345)	$(5,143,279)	$(6,715,889)	$(5,899,436)

Basic and diluted net loss per common share	$(0.25)	$(0.23)	$(0.29)	$(0.22)

Shares used in computing net loss per common share	19,439,848	22,456,565	23,456,469	26,863,309