Form 10-K/A
period 2006-12-31
POINT THERAPEUTICS INC
filed 2007-04-30
CIK 919745

UNITED STATES

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

The number of shares outstanding of the Registrant’s common stock as of April 24, 2007 was approximately 39,312,000.

Documents incorporated by reference: None

POINT THERAPEUTICS, INC.

Year 2006 Form 10-K/A Annual Report

EXPLANATORY NOTE

Point Therapeutics, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10–K (the “Amendment”) for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007 (the “Original Report”) in order to add certain information required by the following items of Form 10–K:

Item Description

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. This Amendment does not affect any other items in our Original Report. As a result of the Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to section 302 of the Sarbanes–Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc.

PART III

ITEM 10.	Di rectors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of April 24, 2007:

Name	Age	Position
Donald R. Kiepert, Jr.	59	Chairman of the Board of Directors, President and Chief Executive Officer
Richard N. Small	52	Senior Vice President, Chief Financial Officer and Treasurer
Barry Jones, Ph.D.	58	Senior Vice President, Chief Scientific Officer
Michael P. Duffy	46	Senior Vice President, General Counsel and Secretary
Timothy J. Barberich(1)(3)	59	Director
Richard J. Benjamin(2)	47	Director
Thomas M. Claflin II(2)	66	Director
Larry G. Pickering	64	Director
Daniel T. Roble(1)(3)	61	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
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

Dr. Jones has served as our Senior Vice President, Chief Scientific Officer since January 2006 and as our Senior Vice President of Research since January 2003 and as our Vice President of Research since March 2002, the date of the merger with Point Massachusetts and as Vice President of Research of Point Massachusetts since January 2000, and Director of Immunology of Point Massachusetts since 1997. Prior to joining Point, he was Director of Immunology at Procept, Inc. from 1993 through July 1997. Dr. Jones has also held academic research positions at Yale University’s School of Medicine and at Pennsylvania State University.

Mr. Duffy has served as our Senior Vice President, General Counsel and Secretary since May 2002. Prior to joining Point, he was Senior Vice President, General Counsel and Secretary of Digital Broadband Communications, Inc. from 1999 through 2002. Mr. Duffy was also Senior Vice President, General Counsel and Secretary of ETC w/tci, a sub-portfolio of TCI Ventures, Inc. / Liberty Media Corporation from 1996 through 1999. Prior to that, Mr. Duffy practiced law at Ropes & Gray LLP in Boston, Massachusetts. Mr. Duffy is a founder and principal of a private business advisory firm.

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

Dr. Benjamin has served as our director since July 7, 2004. Dr. Benjamin is Chief Medical Officer of the American Red Cross. Dr. Benjamin also serves as an Assistant Professor of Pathology at Harvard Medical School and is a member of the Joint Program in Transfusion Medicine. He received his medical training at the University of Cape Town, South Africa, followed by doctoral studies in Immunology at Cambridge University, England. Thereafter, he undertook post-doctoral studies on the molecular mechanisms of antigen presentation at Stanford University, before initiating Hematopathology and Transfusion Medicine training at the Brigham and Women’s Hospital.

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

Mr. Pickering has served as our director since May 24, 2004. He is currently a partner at Avista Capital. Previously, he was a consultant for CSFB Private Equity and a corporate Vice President and an Officer for Johnson & Johnson. Mr. Pickering spent 32 years with Johnson & Johnson companies, starting as a sales representative for Ortho Pharmaceuticals and progressing through increasingly senior positions including national sales manager and division vice president-general manager. He also served as president of the Johnson & Johnson subsidiary, Janssen USA, company group chairman for Johnson & Johnson Consumer Pharmaceuticals and later president of the Johnson & Johnson Development Corporation. Mr. Pickering is also a director of two private companies.

Mr. Roble has served as our director since March 15, 2002 and as a director of Point Massachusetts since January 1997. He is a limited partner in the Health Care Group at the law firm of Ropes & Gray LLP, Boston, Massachusetts. He has practiced law at Ropes & Gray since 1975.

See “Security Ownership of Certain Beneficial Owners and Management” included in Item 12 of this Amendment for a summary of the shares of common stock owned by each of the directors.

Audit Committee

Current members of our Audit Committee include Richard J. Benjamin and Thomas M. Claflin II and prior to his resignation in January 2007, William J. Whelan, Jr. Our Board of Directors had determined that Mr. Whelan, the former Chairman of our Audit Committee, was an audit committee financial expert, as that term is defined under Regulation S-K, Item 407 (d)(5)(ii), and that he was independent under the current rules of the NASDAQ Stock Market and SEC rules and regulations.

As a result of the Board of Directors vacancy created in January 2007 by the resignation of William J. Whelan, Jr. as a director and as Chairman of our Audit Committee, we do not currently comply with NASDAQ’s Marketplace Rule 4350(d)(2), which requires us to have an audit committee of at least three independent directors as defined by NASDAQ’s rules. Consistent with NASDAQ’s Marketplace Rule 4350(d)(4), we have a cure period until the earlier of January 24, 2008 or our next annual meeting of stockholders to fill the vacancy and regain compliance.

Compensation Committee

The Compensation Committee consists entirely of independent directors within the meaning of the NASDAQ stock market listing standards and applicable SEC regulations. Current members of the Compensation Committee are Daniel T. Roble and Timothy J. Barberich. William J. Whelan, Jr. also served on the Compensation Committee in 2006.

The Compensation Committee’s primary responsibilities are to address the chief executive officer and executive officers retention, performance, succession planning, and to oversee compensation and benefit matters. It reviews the qualifications of the executive officers and nominates executive officers for election by the Board. It also reviews and approves our compensation policy to ensure that our compensation strategy supports organizational objectives and stockholder interests, and considers appropriate companies for compensation comparison purposes. The Compensation Committee determines the compensation of the chief executive officer and reviews and approves the compensation of all other executive officers. It approves and recommends, and suggests material changes to any employee incentive compensation or retirement plans.

The Compensation Committee chooses the outside compensation consultant that we engage, sets the budget for the consultant and reviews the services provided by the consultant to management. The Compensation Committee also meets regularly with the consultant in private sessions without management present.

For further information concerning the duties and responsibilities of the Compensation Committee, see the discussion below under the heading “Executive Compensation”. In addition, the Compensation Committee Charter is posted in the corporate governance section of our website at www.pther.com.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists entirely of independent directors within the meaning of NASDAQ stock market listing standards and applicable SEC regulations. Current members of the Nominating and Corporate Governance Committee are Mr. Barberich and Mr. Roble. In 2006, the Nominating and Corporate Governance Committee acted through the Compensation Committee in connection with certain non-employee director compensation matters and through the Board of Directors in certain other matters specified in its committee charter and did not otherwise meet separately.

The Nominating and Corporate Governance Committee is responsible for Board governance issues. It recommends to the Board policies relating to the conduct of Board affairs. It periodically evaluates the composition of the Board, the contributions of individual directors, and the Board’s effectiveness as a whole. The Nominating and Corporate Governance Committee also recommends to the Board assignment of Board members to committees. It also reviews compensation for non-employee directors and recommends to the Board changes as appropriate.

The Nominating and Corporate Governance Committee also recommends to our full Board individuals to serve as directors. The Nominating and Corporate Governance Committee recommends to the Board guidelines and criteria for Board membership and reviews with the Board, on a periodic basis, the appropriate skills and characteristics required of Board members in the context of the then current needs of Point. The Nominating and Corporate Governance Committee’s process to identify and evaluate candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board. Assuming that appropriate biographical and background material is provided for candidates recommended by stockholders and the process for submitting the recommendation discussed below is followed, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members.

The Nominating and Corporate Governance Committee will consider qualified candidates for Director recommended and submitted by stockholders. Submissions that meet the then current criteria for Board membership are forwarded to the chair of the Nominating and Corporate Governance Committee for further review and consideration. The Nominating and Corporate Governance Committee will consider a recommendation only if appropriate biographical information and background material is provided on a timely basis, accompanied by a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least one year as of the date of that the recommendation is made. To submit a recommendation for a nomination, a stockholder may write to the Nominating and Corporate Governance Committee, Point Therapeutics, Inc. 155 Federal Street, Boston, MA 02110, Attention: Corporate Secretary. In addition, our By-laws permit stockholders to nominate individuals, without any action or recommendation by the Nominating and Corporate Governance Committee or the Board, for election as directors at an annual stockholder meeting.

The charter of the Nominating and Corporate Governance Committee is posted on the corporate governance section of our website at www.pther.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our outstanding common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during the fiscal year ended December 31, 2006, all filing requirements were timely satisfied.

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

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of improving stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

Setting Executive Compensation

Management develops our compensation plans by utilizing an outside compensation consultant, publicly available compensation data as well as subscription survey data for national and regional companies in the biopharmaceutical industry. We believe that the information received by us from these sources provides us with appropriate compensation benchmarks, because the information received from the consultant about companies in similar businesses relate to companies that tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from the consultant, these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as us.

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive’s experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	the individual’s particular background, track record and circumstances, including training and prior relevant work experience;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the demand for individuals with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the position; and

•	uniqueness of industry skills.

The Compensation Committee typically oversees annual performance reviews under which annual performance goals are determined and set forth in writing during the first quarter of each year. Annual corporate goals are proposed by management and approved by the Board of Directors during the first quarter of each year. These corporate goals target the achievement of specific annual objectives, which are both financial and strategic. Annual individual goals focus on contributions which facilitate the achievement of the corporate goals and are typically set during the first quarter of each calendar year. Goals for each department are developed by the President and Chief Executive Officer and key executives of the Company. Individual goals are developed by each employee and the employee’s manager and are designed to be in line with the annual corporate goals as well as the goals of the department in which the employee works. Annual salary increases, annual bonuses, and annual equity awards granted to our employees are tied to the achievement of these corporate, department and each individual’s performance goals.

We regularly assess the written goals to determine corporate, department and individual progress against the previously established goals and may make adjustments to the goals for the remainder of the year based on changing circumstances.

During the first calendar quarter, we typically evaluate corporate, department and individual performance against the written goals for the recently completed year. Consistent with our compensation philosophy, each employee’s supervisor prepares a written evaluation of the employee’s performance. This process leads to a recommendation for annual employee salary increases and annual equity awards and bonuses, if any, which is then reviewed and approved, as appropriate, by management and the Compensation Committee. In addition to rating performance, during the annual review process, department managers may also determine if any employee should be promoted and, if there are significant differences in how a person is compensated as compared to industry benchmarks, proposes additional adjustments to be made. Following his review of executive officers, our President and Chief Executive Officer prepares compensation recommendations for executive officers and other certain employees which are sent to the Compensation Committee, which may accept or adjust the recommendations. In the case of the President and Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee, which determines his compensation changes and awards, if any. For executive officers, annual base salary increases are implemented during the first or second quarters of the year. For all other employees, annual base salary increases are implemented on the anniversary of their date of hire or last promotion date.

For all employees, including our executive officers, annual equity awards and annual bonuses, to the extent granted, are implemented during the first or second calendar quarters of the year. During the second quarter of 2006, annual cash bonuses were paid to all of our employees with respect to milestones and goals obtained for the fiscal year ended December 31, 2005. Given our current financial condition and the strategic alternatives we are currently considering, the Compensation Committee has not authorized any performance bonuses for the fiscal year ended December 31, 2006 or any raises to be paid to any named executive officers in 2007.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of potential compensation that our named executive officers were eligible to receive were:

•	Base salary;

•	Performance-based incentive compensation (annual bonus);

•	Long-term equity incentive compensation; and

•	Perquisites and other personal benefits.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, track record, training and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Based on the executive compensation policy and components described above, the Compensation Committee recommended the salary and incentive bonus received by Donald R. Kiepert, Jr., our President and Chief Executive Officer, for services rendered in fiscal year 2006. Mr. Kiepert received a base salary of $365,000 from January through April 17, 2006 and a base salary of $383,300 for the remainder of 2006. Mr. Kiepert also earned a bonus of $146,000 for the year. Mr. Kiepert’s compensation in 2006 was set within the range of compensation for chief executives with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, with reference to information from our compensation consultant, as determined and approved by the Compensation Committee. Specific factors the Compensation Committee considered in determining Mr. Kiepert’s compensation included our success in capital raising activities, advances in the clinical development of our lead product candidate talabostat, and progress made in our staffing and organizational development.

Base salaries are reviewed annually as part of our annual performance review program, and increased for merit reasons, based on certain considerations, including an executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. In 2006, we engaged a consultant to assist us in assessing the compensation of our executive officers.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of executives and all other employees. The amount of the cash bonus depends on the level of achievement of the stated corporate, department and individual performance goals, with a target bonus generally set as a percentage of base salary. All executive and non-executive employees are eligible for annual performance-based cash bonuses in amounts that range of up to 20%-45% of their base salaries, as set forth in their employment offer letters and in accordance with Company policies. In its discretion, the Compensation Committee may, however, award bonus payments to our executives above or below the amounts specified in their respective offer letters. Our President and Chief Executive Officer is eligible for an annual performance-based cash bonus of up to 45% of his base salary. In its discretion, the Compensation Committee and Board of Directors may, however, award a bonus payment above or below this stated amount. Given our current financial condition and the strategic alternatives we are currently considering, we do not at this time anticipate paying a bonus to Mr. Kiepert or any other of our named executive officers for fiscal year 2006.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our employees in equity-based awards. Our stock option plans allow the grant to employees of stock options, restricted stock grants, stock grants and other equity-based awards. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with the Company. Annual grants of options, if any, are approved by the Compensation Committee.

Initial Equity Incentives

Initial stock option awards. Executives and non-executive employees who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the grant date (which is no earlier than the date the employee joins us) and they typically vest on an annual basis over four years. The initial stock option awards are intended to provide the executive with an incentive to build value in the organization over an extended period of time. The size of the initial stock option award is also reviewed in light of the executive’s track record, base salary, other compensation and other factors to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Subsequent Equity Incentives

Stock option awards. We may make annual stock option awards as part of our overall annual review process. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We expect that the annual aggregate value of these awards would be set near competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

Perquisites and Other Personal Benefits

We maintain broad-based benefits and perquisites that are offered to all employees, including health insurance, life and disability insurance, dental insurance, a health club benefit and a 401(k) plan, including Company matching contributions. We also provide relocation expense reimbursement under certain circumstances. In addition to these broad-based benefits and perquisites, we provide all employees with life insurance in an amount equal to two times their current salary up to a maximum of $200,000. None of our named executive officers are eligible for benefits or perquisites other than those offered to all employees.

Termination Based Compensation

Severance. Upon termination of employment, most executive officers are entitled to receive severance payments under their employment agreements or offer letters. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. For more detail about the provisions of our executives severance arrangements with us, see the discussion under the heading “Employment Agreements” beginning on page 12 of this Amendment. We believe that our executive officers severance packages are generally in line with severance packages offered to executive officers of companies of similar size to us represented in the compensation data we reviewed.

Acceleration of Vesting of Equity-Based Awards.

In general, the equity awards under our stock option plans are subject to acceleration in certain circumstances at the discretion of the Compensation Committee.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes. We believe that the options granted under our stock option plans qualify as performance-based compensation.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE

Daniel T. Roble, Chairman

Timothy J. Barberich

The above report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

Executive Officer Compensation

The following table provides certain summary information for the fiscal years ended December 31, 2006, 2005 and 2004, concerning compensation paid or accrued by us to or on behalf of the persons who served as our executive officers in 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards (#)	Other Annual Compensation ($)(1)		Total ($)
Donald R. Kiepert, Jr. Chairman, Chief Executive Officer and President	2006 2005 2004	$ $ $	377,247 360,538 344,365	$ $ $	146,000 155,250 99,000	175,000 140,000 200,000	$ $ $	7,387 5,441 5,242	$ $ $	530,634 521,229 448,607

Richard N. Small Senior Vice President, Chief Financial Officer and Treasurer	2006 2005 2004	$ $ $	258,846 243,308 219,281	$ $ $	75,000 99,000 62,700	90,000 87,500 125,000	$ $ $	7,387 8,345 7,832	$ $ $	341,233 350,653 289,813

Barry Jones, Ph.D. Senior Vice President, Chief Scientific Officer	2006 2005 2004	$ $ $	247,303 228,546 219,281	$ $ $	100,000 77,000 62,700	100,000 70,000 100,000	$ $ $	6,600 7,903 7,532	$ $ $	353,903 313,449 289,513

Michael P. Duffy Senior Vice President, General Counsel and Secretary	2006 2005 2004	$ $ $	238,984 228,546 219,281	$ $ $	62,370 77,000 62,700	70,000 60,000 80,000	$ $ $	6,506 6,360 5,811	$ $ $	307,860 311,906 287,792

Margaret J. Uprichard, Pharm.D. (2) Former Senior Vice President, Chief Development Officer	2006 2005 2004	$ $ $	263,961 243,308 219,281	$ $ $	93,750 99,000 62,700	100,000 105,000 150,000	$ $ $	6,600 6,360 5,931	$ $ $	364,311 348,668 287,912

(1)	Other compensation in 2006 includes a matching 401(k) contribution totaling $6,600, $6,600, $6,600, $6,506 and $6,600 for Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy and Dr. Uprichard, respectively. In addition, other compensation in 2006 includes reimbursement for health club memberships in the amount of $787 for each of Mr. Kiepert and Mr. Small. Other compensation in 2005 includes a matching 401(k) contribution totaling $3,616, $7,000, $6,871, $6,000 and $6,000 for Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy, and Dr. Uprichard, respectively. In addition, other compensation in 2005 includes reimbursement for health club memberships in the amount of $793 for each of Mr. Kiepert and Mr. Small. Other compensation in 2004 includes a matching 401(k) contribution totaling $3,430, $6,500, $6,500, $5,571 and $5,571 for Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy and Dr. Uprichard, respectively. In addition, other compensation in 2004 includes reimbursement for health club memberships in the amount of $780 for each of Mr. Kiepert and Mr. Small.

(2)	Dr. Uprichard resigned in March 2007.

Grants of Plan-Based Awards

The following table sets forth option grants by us to Mr. Kiepert, Mr. Small, Dr. Jones, Mr. Duffy and Dr. Uprichard during the year ended December 31, 2006 under our Amended and Restated 1994 Stock Option Plan. The maximum term of each option granted was ten years from the date of grant, subject to earlier termination in the event of resignation or termination of employment.

	Option Awards
Name	Grant Date	Approval Date	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/Sh) (1)
Donald R. Kiepert, Jr.	4/12/06	4/12/06	175,000	$3.04	$3.04
Richard N. Small	4/12/06	4/12/06	90,000	$3.04	$3.04
Barry Jones, Ph.D.	4/12/06	4/12/06	100,000	$3.04	$3.04
Michael P. Duffy	4/12/06	4/12/06	70,000	$3.04	$3.04
Margaret J. Uprichard, Pharm.D.(2)	4/12/06	4/12/06	100,000	$3.04	$3.04

(1)	Our stock option plans provide that the exercise price shall be determined by using the fair market value of our common stock, which is defined as the closing price of our common stock on the Nasdaq Capital Market on the grant date.
(2)	Dr. Uprichard resigned in March 2007 and as a result this option award was cancelled.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

The terms of all named executive officers compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. All named executive officers have employment agreements. Annual salary increases, annual equity awards and cash bonuses, if any, are determined by the Compensation Committee and approved by the Board of Directors.

All of the equity awards disclosed in the Grants of Plan-Based Awards table were issued under either our 1997 Stock Option Plan, as amended or our Amended and Restated 1994 Stock Option Plan. All option awards were granted with an exercise price per share equal to the closing price of our common stock on the Nasdaq Capital Market on the grant date of each award. All of the options granted in 2006 vest annually in four equal installments over four years.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on December 31, 2006, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table and the status of their exercisability as of that date. There were no stock awards for any of our named executive officers during 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)		Option Expiration Date
Donald R. Kiepert, Jr.	83,233 41,616 41,616 60,000 90,000 100,000 35,000 —	— — — — 30,000 100,000 105,000 175,000	$ $ $ $ $ $ $ $	3.22 3.22 3.85 3.00 0.80 6.00 4.22 3.04	1/25/2009 4/28/2010 8/13/2011 3/19/2012 4/2/2013 3/16/2014 3/24/2015 4/12/2016
Richard N. Small	41,616 10,404 41,616 20,808 20,808 40,000 60,000 62,500 21,875 —	— — — — — — 20,000 62,500 65,625 90,000	$ $ $ $ $ $ $ $ $ $	2.41 2.41 3.22 3.22 3.85 3.00 0.80 6.00 4.22 3.04	6/18/2007 10/22/2007 1/25/2009 4/28/2010 8/13/2011 3/19/2012 4/2/2013 3/16/2014 3/24/2015 4/12/2016
Barry Jones, Ph.D.	29,131 8,323 12,485 12,485 16,646 30,000 60,000 50,000 17,500 —	— — — — — — 20,000 50,000 52,500 100,000	$ $ $ $ $ $ $ $ $ $	2.41 2.41 3.22 3.22 3.85 3.00 0.80 6.00 4.22 3.04	8/1/2007 2/5/2008 1/25/2009 7/25/2010 8/13/2011 3/19/2012 4/2/2013 3/16/2014 3/24/2015 4/12/2016
Michael P. Duffy	106,000 60,000 40,000 15,000 —	— 20,000 40,000 45,000 70,000	$ $ $ $ $	1.45 0.80 6.00 4.22 3.04	5/28/2012 4/2/2013 3/16/2014 3/24/2015 4/12/2016
Margaret J. Uprichard, Pharm.D. (3)	45,000 30,000 75,000 26,250 —	15,000 10,000 75,000 78,750 100,000	$ $ $ $ $	0.65 0.80 6.00 4.22 3.04	6/18/2007 6/18/2007 6/18/2007 6/18/2007 6/18/2007

(1)	The options vest annually in four equal installments over four years.

(2)	All stock options were priced as of the closing price on the date of the grant.
(3)	Dr. Uprichard resigned from Point in March 2007 and all of her unexercised option awards terminated in March 2007. All of her vested option awards will terminate in June 2007 if she does not exercise them before then.

Option Exercises and Stock Vested

The following table shows information related to the exercise of options to purchase our common stock during the fiscal year ended December 31, 2006 by each of the individuals named in the Summary Compensation Table. There was no vesting of shares of restricted stock held by any of our named executive officers in 2006.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Donald R. Kiepert, Jr.	—	—
Richard N. Small	—	—
Barry Jones, Ph.D.	—	—
Michael P. Duffy	—	—
Margaret J. Uprichard, Pharm.D.	—	—

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-Qualified Deferred Compensation Plan

We do not have any qualified or non-qualified deferred compensation plans for any of our executive officers or employees.

Employment Agreements

We have employment agreements with the following named executive officers currently employed by us:

•	Donald R. Kiepert, Jr., Chairman, President and Chief Executive Officer

•	Richard N. Small, Senior Vice President, Chief Financial Officer and Treasurer

•	Barry Jones, Ph.D., Senior Vice President, Chief Scientific Officer

•	Michael P. Duffy, Senior Vice President, General Counsel and Secretary

Mr. Kiepert’s employment agreement provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer through October 31, 2007. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The agreement provides for a base salary, currently $383,600 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Kiepert’s agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Kiepert’s agreement is terminated under certain circumstances following a change of control, as that term is defined in the agreement, we are obligated to pay him a lump-sum payment equal to two times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $50,000 for fringe benefits.

Mr. Small’s employment agreement provides for his employment as Senior Vice President, Chief Financial Officer and Treasurer through October 31, 2007. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $262,500 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Small’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Small’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Dr. Jones’ employment agreement provides for his employment as Senior Vice President, Chief Scientific Officer through January 1, 2008. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $255,000 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Dr. Jones’ employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Dr. Jones’ employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump-sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Mr. Duffy’s employment agreement provides for his employment as Senior Vice President, General Counsel and Secretary through May 28, 2007. The employment agreement is automatically renewed for successive one year terms thereafter, unless terminated by either party. The employment agreement provides for a base salary, currently $242,600 per year, subject to yearly merit and performance based bonuses to be granted in an amount in the Board of Directors’ discretion. If we terminate Mr. Duffy’s employment agreement for any reason other than for cause, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy terminates his agreement for good reason, as that term is defined in the agreement, he is entitled to continue to receive his base salary for twelve months following the time of the termination and a lump-sum payment of $25,000 for fringe benefits. If Mr. Duffy’s employment agreement is terminated under certain circumstances following a change of control, as that term is defined in the employment agreement, we are obligated to pay him a lump sum payment equal to one and one-half times the sum of his base salary as in effect at the time of the termination and a lump-sum payment of $37,500 for fringe benefits.

Termination of Employment Provisions in the Company’s Stock Option Plans

Unless the Board of Directors expressly provides otherwise, immediately upon the cessation of employment or services of a participant in the Plans, all awards to the extent not already vested terminate and all awards requiring exercise cease to be exercisable and terminate, except that:

•	When a participant’s employment or services are ceased for Cause (as defined below), all options, vested and unvested, immediately terminate;

•

For vested options held by a participant immediately prior to his or her death, to the extent then exercisable, the options remain exercisable for the lesser of a period of 180 days following the participant’s death or the period ending on the latest date on which those options could have been exercised had there been no cessation of employment or services; and

•

In all other cases, all vested options held by the participant immediately prior to the cessation of his or her employment, to the extent then exercisable, remain exercisable for the lesser of a period of 90 days or the period ending on the latest date on which that option could have been exercised had there been no cessation of employment or services.

Under the Plans, “Cause” has the same meaning as provided in the employment agreement between the participant and the Company or its affiliate, provided that if the participant is not a party to any such agreement, “Cause” means (i) fraud, embezzlement, theft, dishonesty, or any deliberate misappropriation of any material amount of money or other assets or property of the Company or any of its affiliates by the participant; (ii) willful failure to perform, or gross negligence in the performance of, the participant’s duties and responsibilities to the Company and its affiliates; (iii) the participant’s material breach of any agreement between the participant and the Company or its affiliates, except where the breach is caused by incapacity or disability of the participant; (iv) a charge, indictment or conviction of, or plea of nolo contendere by, the participant to a felony or other crime involving moral turpitude; (v) the participant’s material breach of his fiduciary duties as an officer, trustee or director of the Company or any of its affiliates; (vi) the participant’s willful refusal or failure to carry out a lawful and reasonable written directive of the Board or its designee, which failure or refusal does not cease within 15 days after written notice of such failure is given to the participant by the Company; or (vii) the participant’s willful misconduct which has, or could be reasonably expected to have, a material adverse effect upon the business, interests or reputation of the Company or any of its affiliates.

The Board of Directors may provide in the case of any award for post-termination exercise provisions different from those set forth above, including, without limitation, terms allowing a later exercise by a former employee (or, in the case of a former employee who is deceased, the person or persons to whom the award is transferred by will or the laws of descent and distribution) as to all or any portion of the award not exercisable immediately prior to termination of employment or other service, but in no case may an award be exercised after the latest date on which it could have been exercised had there been no cessation of employment or services.

Termination of Employment Provisions in Employment Agreements

All of our current executive officers have an employment agreement pursuant to which we must make payments and provide certain benefits upon termination of employment as described above.

In the event of death of any of the named executive officers any amounts owed to the decedent under the applicable employment agreement will be paid to the decedent’s estate or to his designated successor or assigns. In the event of a disability which renders the officer unable to continue to perform substantially all of his duties and responsibilities under his employment agreement, the officer is entitled to continued payment of his base salary and benefits for up to 12 weeks of disability during any period of 365 consecutive calendar days. If the officer is unable to return to work after 12 weeks of disability, they will be eligible for benefits under our long-term disability plan which is available to all employees.

The following table sets forth estimated payment obligations to each of the named executive officers currently employed by us, assuming a termination on December 31, 2006.

The information below constitutes forward-looking statements for purposes of the Private Litigation

Securities Reform Act of 1995

Name	Termination by Company Without Cause ($)	Termination by Company For Cause ($)	Change of Control ($)	Voluntary Termination ($)	Disability ($)	Death ($)
Donald R. Kiepert, Jr.
Severance Payment	$383,600	—	$767,200	—	—	—
Base Salary	—	—	—	—	$88,523	—
Accrued and unpaid base salary	—	—	—	—	—	—
Accrued and unpaid bonus	—	—	—	—	—	—
Accrued and unused vacation time(1)	$0–36,885	$0–36,885	$0–36,885	$0–36,885	$0–36,885	$0–36,885
Fringe benefits(2)	$25,000	—	$50,000	—	—	—
TOTAL:	$408,600–445,485	$0–36,885	$817,200–854,085	$0–36,885	$88,523–125,408	$0–36,885

Richard N. Small
Severance Payment	$262,500	—	$393,750	—	—	—
Base Salary	—	—	—	—	$60,577	—
Accrued and unpaid base salary	—	—	—	—	—	—
Accrued and unpaid bonus	—	—	—	—	—	—
Accrued and unused vacation time(1)	$0–25,240	$0–25,240	$0–25,240	$0–25,240	$0–25,240	$0–25,240
Fringe benefits(2)	$25,000	—	$37,500	—	—	—
TOTAL:	$287,500–312,740	$0–25,240	$431,250–456,490	$0–25,240	$60,577–85,817	$0–25,240

Barry Jones, Ph.D.
Severance Payment	$255,000	—	$382,500	—	—	—
Base Salary	—	—	—	—	$58,846	—
Accrued and unpaid base salary	—	—	—	—	—	—
Accrued and unpaid bonus	—	—	—	—	—	—
Accrued and unused vacation time(1)	$0–24,519	$0–24,519	$0–24,519	$0–24,519	$0– 24,519	$0–24,519
Fringe benefits(2)	$25,000	—	$37,500	—	—	—
TOTAL:	$280,000–304,519	$0–24,519	$420,000–444,519	$0–24,519	$58,846–83,365	$0–24,519

Michael P. Duffy
Severance Payment	$242,600	—	$363,900	—	—	—
Base Salary	—	—	—	—	$55,985	—
Accrued and unpaid base salary	—	—	—	—	—	—
Accrued and unpaid bonus	—	—	—	—	—	—
Accrued and unused vacation time(1)	$0–18,662	$0–18,662	$0–18,662	$0–18,662	$0–18,662	$0–18,662
Fringe benefits(2)	$25,000	—	$37,500	—	—	—
TOTAL:	$267,600–286,262	$0–18,662	$401,400–420,062	$0–18,662	$55,985–74,647	$0–18,662

TOTAL:	$1,243,700–1,349,006	$0–105,306	$2,069,850–2,175,156	$0–105,306	$263,931–369,237	$0–105,306

(1)	Accrued and unused vacation time is a range of minimum and maximum amounts payable, depending on the amount of vacation time used at the time of termination. As of December 31, 2006, Mr. Kiepert, Mr. Small and Dr. Jones were eligible for five weeks vacation time per calendar year and Mr. Duffy was eligible for four weeks vacation time per calendar year.
(2)	Fringe benefits are paid in a lump sum amount upon termination to cover health, dental, life and disability coverage.

Compensation of Directors

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to agreements we have with them for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Fees Deferred (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy J. Barberich	—	$24,250	—	—	$24,250
Richard J. Benjamin	$25,000	—	—	—	$25,000
Thomas M. Claflin II	$27,250	—	—	—	$27,250
Larry G. Pickering	$21,000	—	—	—	$21,000
Daniel T. Roble	—	$27,500	—	—	$27,500
William J. Whelan, Jr. (2)	—	$26,750	—	—	$26,750

(1)	Pursuant to our 2005 Fee Deferral Plan for Non-Employee Directors, Mr. Barberich, Mr. Roble and Mr. Whelan elected to have their Board of Directors cash fees instead paid in stock units. During 2006, Mr. Barberich received 9,340 stock units at prices between $2.25 and $3.41 per unit, Mr. Roble received 10,595 stock units at prices between $2.25 and $3.41 per unit and Mr. Whelan received 10,149 stock units at prices between $2.25 and $3.41 per unit.
(2)	Mr. Whelan resigned from our Board of Directors in January 2007.

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

Given our current financial condition and the strategic alternatives we are currently considering, the Board of Directors has determined that it will not receive an annual retainer for services rendered in 2007 or compensation for meetings held from and after July 1, 2006.

Each non-employee director is granted an option to purchase 30,000 shares of common stock on the date he or she is first elected or named a director. Thereafter, on a bi-annual basis immediately following the then-annual meeting of stockholders, each non-employee director is awarded an option to purchase 20,000 shares of common stock. The Compensation Committee also has the ability to award stock options to non-employee directors in such amounts and on such terms consistent with our options plans. No member of our Board of Directors was granted any options during 2006.

Compensation Committee Interlocks and Insider Participation

Board members who served on the Compensation Committee during fiscal year 2006 were Mr. Barberich, Mr. Roble and Mr. Whelan. Neither Mr. Barberich, Mr. Roble nor Mr. Whelan was at any time during 2006 an officer or employee of ours or any of our subsidiaries. Mr. Whelan and Mr. Barberich do not have any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Roble is a limited partner at Ropes & Gray LLP, one of our outside legal service providers. Please see “Certain Relationships and Related Transactions” under Item 13 of this Amendment for additional disclosure regarding Mr. Roble’s relationship with Point.

None of our executive officers in 2006 served as a member of the Compensation Committee (or other committee serving an equivalent function).

ITEM 12.	S ecurity Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2007, certain information concerning beneficial ownership of our stock (as determined under the rules of the SEC) by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers as a group.

Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise indicated, the address for each person is care of Point Therapeutics, Inc., 155 Federal Street, Boston, MA 02110.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Federated Investors, Inc.(1) Federated Investors Towers Pittsburgh, PA 15222-3779	6,084,282	15.38%
GMT Capital Corporation(2) 2100 RiverEdge Parkway, Suite 840 Atlanta, GA 30328	2,372,229	6.03
ProQuest Investments(3) 600 Alexander Park Road, Suite 204 Princeton, NJ 08540	2,625,000	6.53
Donald R. Kiepert, Jr.(4)	1,174,946	2.94
Richard N. Small(5)	577,490	1.45
Barry Jones, Ph.D.(6)	324,070	*
Michael P. Duffy(6)	293,500	*
Thomas M. Claflin II(7)	174,164	*
Timothy J. Barberich(8)	153,212	*
Daniel T. Roble(9)	118,814	*
Richard J. Benjamin, Ph.D.(6)	94,740	*
Larry G. Pickering(6)	60,000	*
All directors and executive officers as a group (9 persons)(10)	2,970,936	7.48%

*	Beneficial ownership does not exceed 1% of our outstanding common stock.
(1)	Consists of total shares of common stock held by the Federated Kaufmann Fund, the Federated Kaufmann Small-Cap Fund, a portfolio of Federated Equity Funds and American Skandia Trust, a portfolio of Federated Equity Funds.
(2)	Consists of 1,149,454 shares of common stock held by Bay Resource Partners Offshore Fund, Ltd., 611,500 shares of common stock held by Bay Resource Partners, L.P., 497,675 shares of common stock held by Bay II Resource Partners, L.P., 207,875 shares of common stock held by GMT Capital Corp. and 113,600 shares of common stock held by Thomas E. Claugus.
(3)	Consists of 1,036,000 shares of common stock held by ProQuest Investments II, L.P., 674,100 shares of common stock held by ProQuest Investments, L.P., 31,150 shares of common stock held by the ProQuest Investments II Advisors Fund, L.P., 8,750 shares of common stock held by the ProQuest Companion Fund, L.P., 518,000 shares issuable to ProQuest Investments II, L.P. upon the exercise of common stock warrants, 337,050 shares issuable to ProQuest Investments, L.P. upon the exercise of common stock warrants, 15,575 shares issuable to the ProQuest Investments II Advisors Fund, L.P. upon the exercise of common stock warrants and 4,375 shares issuable to by the ProQuest Companion Fund, L.P. upon the exercise of common stock warrants.
(4)	Includes 610,215 shares issuable to Mr. Kiepert upon the exercise of options currently exercisable or exercisable within 60 days of April 24, 2007.
(5)	Includes 415,252 shares issuable to Mr. Small upon the exercise of options currently exercisable or exercisable within 60 days of April 24, 2007.
(6)	Consists solely of shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of April 24, 2007.
(7)	Consists of 77,938 shares owned directly by Mr. Claflin, 4,351 shares of common stock held by Claflin Capital and Black Diamond Fund, 4,778 shares of common stock held by Seven Partners and 7,097 shares of common stock held by Claflin Profit Sharing Plan and 80,000 shares issuable to Mr. Claflin upon the exercise of options currently exercisable or exercisable within 60 days of April 24, 2007.
(8)	Includes 118,712 shares issuable to Mr. Barberich upon the exercise of options currently exercisable or exercisable within 60 days of April 24, 2007.
(9)	Includes 116,414 shares issuable to Mr. Roble upon the exercise of options currently exercisable or exercisable within 60 days of April 24, 2007.
(10)	Includes 2,112,903 shares of common stock subject to options or warrants currently exercisable or will become exercisable within 60 days of April 24, 2007.
(11)	As of April 24, 2007, there were 39,311,585 common stock shares of Point outstanding.
(12)	Information included in this report was derived from various sources known to us including filings made with the Securities and Exchange Commission, statements filed with us by our directors and executive officers and our company records.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain five stock option plans; the 1997 Stock Option Plan, as amended, the Amended and Restated 1994 Stock Option Plan, the 1994 Directors’ Stock Option Plan, as amended, and the 2003 Stock Option Plan for Non-Employee Directors (the “Plans”) and our Fee Deferral Plan for Non-Employee Directors (the “Fee Deferral Plan”), all of which were approved by Board of Directors and our stockholders. The following table gives information about awards under the Plans and the Fee Deferral Plan as of December 31, 2006:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,068,312	$3.44	2,388,148
Equity compensation plans not approved by shareholders	—	—	—

Total	5,068,312	$3.44	2,388,148

ITEM 13.	Certain Relationships and Related Transact ions and Director Independence

Our Board of Directors reviews and approves all related party transactions on an as needed basis.

We utilized the services of Ropes & Gray LLP, of which Mr. Daniel T. Roble is a limited partner. During 2006, we paid fees totaling approximately $258,000 for legal services in connection with organizational, general corporate, transaction and other related matters and had a liability for fees due to the law firm of approximately $36,000 at December 31, 2006. We believe that the fees charged by the law firm to us are as fair to us for the services provided as could have been obtained from another comparable law firm.

Other than as described herein, since January 2006, there has not been nor is there currently proposed, any other transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $60,000 and in which any Director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14.	Principal Ac counting Fees and Services

The Board of Directors has appointed Ernst & Young LLP to examine the financial statements of Point for the fiscal year 2007. In 2006, in addition to audit services, Ernst & Young LLP provided tax compliance services to Point. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Ernst & Young LLP. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our audit committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily to tax services and merger and acquisition due diligence and audit services. In addition, we will obtain these non-audit services from Ernst & Young LLP only when the services offered by Ernst & Young LLP are more economical and efficient than services available from other service providers.

The aggregate fees billed for professional services by Ernst & Young LLP in 2006 and 2005 for these various services were:

	2006	2005
Audit Fees	$203,000	$283,000
Audit Related Fees	—	—
Tax Fees	16,000	16,000
All other fees	—	—

Total	$219,000	$299,000

Appointment of Registered Public Accounting Firm and Pre-Approval of Audit and Non-Audit Services

All of the Ernst & Young LLP fees for 2006 and 2005 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2007.

POINT THERAPEUTICS, INC.

By:	/S/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr. President and Chief Executive Officer

By:	/S/ .RICHARD N. SMALL
Richard N. Small Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Rule 13a – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a) Certification of the Chief Financial Officer.