Form 10-Q
period 2007-03-31
POINT THERAPEUTICS INC
filed 2007-05-10
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 4, 2007, there was approximately 39,312,000 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2007 and 2006 and for the Period From September 3, 1996 (Date of Inception) Through March 31, 2007	4

	Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2007 and 2006 and for the Period From September 3, 1996 (Date of Inception) Through March 31, 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	16

Item 6.	Exhibits	24

SIGNATURES		25

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiary.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,789,696	$9,797,930
Cash and cash equivalents—restricted	300,000	300,000
Unbilled receivable	—	2,904
Prepaid expenses and other current assets	1,828,748	2,228,555

Total current assets	10,918,444	12,329,389
Office and laboratory equipment, net	210,912	238,395

Total assets	$11,129,356	$12,567,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,898,053	$2,170,491
Accrued clinical trial costs & drug development	1,201,550	1,574,222
Accrued expenses	732,410	830,400
Short-term portion of capital lease	2,997	4,723

Total current liabilities	3,835,010	4,579,836
Patent liability, less current portion	36,601	36,601
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 39,530,130 shares and 33,001,354 shares issued at March 31, 2007 and December 31, 2006, respectively, 39,311,585 shares and 32,782,809 shares outstanding at March 31, 2007 and December 31, 2006, respectively	395,302	330,014
Treasury stock, 218,545 shares outstanding at March 31, 2007 and December 31, 2006, at cost	(978,290)	(978,290)
Additional paid-in capital	104,853,350	100,333,199
Deficit accumulated during the development stage	(97,012,617)	(91,733,576)

Total stockholders’ equity	7,257,745	7,951,347

Total liabilities and stockholders’ equity	$11,129,356	$12,567,784

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Periods Ended March 31,		Period from Inception (September 3, 1996) through March 31, 2007
	2007	2006
Revenues
License revenue	$—	$—	$5,115,041
Sponsored research revenue	—	138,795	3,000,000

Total revenues	—	138,795	8,115,041

Operating expenses
Research and development	3,752,150	6,318,363	78,252,490
General and administrative	1,652,665	2,018,397	29,716,427

Total operating expenses	5,404,815	8,336,760	107,968,917

Net loss from operations	(5,404,815)	(8,197,965)	(99,853,876)

Interest income, net
Interest income	125,774	341,352	2,923,911
Interest expense	—	—	(82,652)

Total interest income, net	125,774	341,352	2,841,259

Net loss	$(5,279,041)	$(7,856,613)	$(97,012,617)

Net loss per common share
Basic and diluted	$(0.14)	$(0.24)

Shares used in computing net loss per common share
Basic and diluted	36,627,866	32,754,959

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Periods Ended March 31,		Period from Inception (September 3, 1996) through March 31, 2007
	2007	2006
Operating activities
Net loss	$(5,279,041)	$(7,856,613)	$(97,012,617)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	190,608	552,598	3,245,575
Depreciation	27,483	34,309	607,760
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	—	5,834	(300,000)
Unbilled accounts receivable	2,904	128,198	—
Prepaid expenses and other current assets	399,807	(21,968)	(1,848,025)
Deposits and other assets	—	300,145	—
Accounts payable and accrued liabilities	(743,100)	224,909	3,829,569

Net cash used in operating activities	(5,401,339)	(6,632,588)	(90,408,852)

Investing activities
Purchase of property and equipment	—	(19,577)	(874,420)
Proceeds from disposal of property and equipment	—	7,100	55,105
Loss on sale of fixed assets	—	2,000	643

Net cash used in investing activities	—	(10,477)	(818,672)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,390,831	—	78,040,886
Proceeds from exercise of common stock warrants	—	—	4,512,425
Proceeds from exercise of common stock options	4,000	8,000	482,085
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from capital lease financing	—	—	13,082
Payments on capital leases	(1,726)	(1,526)	(10,085)
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Principal payments of patent liability	—	—	(36,512)
Dividend from investment in HemaSure A/S	—	—	787,150

Net cash provided by financing activities	4,393,105	6,474	100,017,220

Net increase (decrease) in cash and cash equivalents	(1,008,234)	(6,636,591)	8,789,696
Cash and cash equivalents, beginning of period	9,797,930	37,328,396	—

Cash and cash equivalents, end of period	$8,789,696	$30,691,805	$8,789,696

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the financial statements, at March 31, 2007, the Company has unrestricted cash of $8,790,000 and an accumulated deficit of $97,013,000. The Company also incurred a net loss of $5,279,000 and negative cash flows from operations of $5,401,000 during the first quarter of 2007. The Company has also incurred a net loss and negative cash flows from operations in each of the last five years. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern through at least January 1, 2008 without additional financing. To date, the Company has principally raised capital through public and private placements of its equity securities. The Company will need to raise additional capital during 2007 in order to fund future operations. If adequate funds are not available, the Company will be required to delay, reduce the scope of, or eliminate one or more of its clinical programs, or cease operations. No assurance can be given that the Company will be able to do so when needed, on terms favorable to the Company, or at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities, or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three month periods ended March 31, 2007 and 2006. Potentially dilutive securities, consisting of stock options of 4,747,603 and warrants of 3,962,492 outstanding at March 31, 2007 and stock options of 4,364,228 and warrants of 2,592,500 outstanding at March 31, 2006 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

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

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the years prior to January 1, 2006, as all stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three month period ended March 31, 2007, the Company recorded non-cash stock-based compensation expense in accordance with SFAS No. 123R of $191,000 for stock options granted to employees and outside directors under the Company’s stock option plans, of which $(115,000) was included in research and development expenses and $306,000 was included in general and administrative expenses. For the three month period ended March 31, 2006, the Company recorded non-cash stock-based compensation expense in accordance with SFAS No. 123R of $527,000 for stock options granted to employees and outside directors under the Company’s stock option plans, of which $234,000 was included in research and development expenses and $293,000 was included in general and administrative expenses. No amounts relating to stock-based compensation have been capitalized.

The Company’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of the Company’s common stock. Historically, incentive options granted to employees under the Company’s stock option plans generally vested over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under the Company’s stock option plans generally vest during their period of service with the Company. Options granted under the Company’s stock option plans have a maximum term of ten years from the date of grant. At March 31, 2007, a total of 7,619,350 shares of common stock were approved for issuance under the Company’s stock option plans and 2,603,857 shares underlying options were available for future grant under the Company’s stock option plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the three month periods ended March 31, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	2007	2006
Expected term (years)	4.0	4.0
Volatility	87%	83–93%
Risk-free interest rate	4.8%	4.3–4.6%

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. During the three month periods ended March 31, 2007 and 2006, the Company recorded forfeitures based on an analysis of historical data which it believes is a reasonable assumption to estimate forfeitures. The rates used for the periods ended March 31, 2007 and 2006 were 13.58% and 3.2%, respectively. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average per share fair value of stock options granted under the Company’s stock option plans during the three month period ended March 31, 2007 and 2006 was $0.65 and $1.88, respectively.

Information regarding option activity for the three month period ended March 31, 2007 under the Company’s stock option plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	5,038,228	$3.44
Granted	12,500	$1.00
Exercised	(5,000)	$0.80
Forfeited	(298,125)	$3.82
Expired	—

Options outstanding at March 31, 2007	4,747,603	$3.41	5.88	$—

Options vested and exercisable at March 31, 2007	3,242,803	$3.40	4.72	$—

        There is no aggregate intrinsic value in the table above which would represent the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on March 31, 2007 of $0.39 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007 due to the fact that all current stock options are priced above $0.39 per share. Total cash received for stock options exercised during the three month period ended March 31, 2007 was $4,000. Total intrinsic value of stock options exercised under the Company’s stock option plans for the three month period ended March 31, 2007 was $300.

As of March 31, 2007, there was $2,387,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 4.0 years with a weighted-average of 1.4 years.

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

3.	Offering

On February 2, 2007, the Company announced it had priced a registered direct offering (the “Offering”) for the sale of 6,523,776 shares of its common stock at a price of $0.73 per share. The Offering closed on February 7, 2007. Gross proceeds from the Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the offering totaling approximately $85,000, net proceeds to the Company were $4,391,000. The investors in this offering also received five-year warrants, exercisable upon expiration of a lock-up period of six months, to purchase an additional 978,566 shares of common stock at an exercise price of $1.00 per share. The Company also issued 391,426 warrants at an exercise price of $1.00 per share to the placement agent, Rodman & Renshaw LLC, exercisable upon expiration of a lock-up period of six months. The offered shares are registered pursuant to the Company’s shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 1,150,000 warrants were repriced from $5.31 per share to $4.54 per share.

4.	Insurance Settlement

On March 2, 2007, the Company received a final insurance settlement in the amount of $305,000 relating to a shipment of drug supply that was damaged in June 2006 during shipping. The Company recorded this as an offset to manufacturing expense in the three month period ending March 31, 2007.

5.	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies". As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 2002 through 2006, and to state income tax examinations for the tax years 1994 through 2006. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which will be effective for public entities no later than the beginning of the first fiscal year beginning after November 15, 2007. The new standard allows entities to voluntarily choose, at specific election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value” option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for-profit organizations that do not report earnings). The Company will adopt this pronouncement on January 1, 2008 and is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

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

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies and government agencies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of approximately $97,013,000 as of March 31, 2007. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts. We expect to incur significant additional operating losses over the next several years due to our ongoing developmental and clinical efforts. Our potential for future profitability is dependent on our ability to effectively develop our current pharmaceutical product candidate, talabostat, to develop other currently in-licensed product candidates, and to license and develop new pharmaceutical compounds.

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

For the three month period ended March 31, 2007, we did not recognize any revenue. For the three month period ended March 31, 2006 we recognized revenue totaling $139,000 relating to our $600,000 Orphan Drug Grant which will partially fund our Phase 2 clinical trial in patients with CLL.

Clinical Trial Expenses.    We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on percentage of completion of the contract entered into. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At March 31, 2007, prepaid and deposit balances related to clinical trials were approximately $1,409,000 resulting from payments made in connection with our two Phase 3 clinical trials in NSCLC. At March 31, 2007, accrued expenses related to clinical trials were approximately $1,180,000 related primarily to our ongoing Phase 3 clinical trials. Clinical trial expenses were $2,301,000 and $2,592,000 for the quarters ended March 31, 2007 and 2006, respectively.

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

Results of Operations

Three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006

	Three Month Periods Ended March 31,		Percent Change
	2007	2006	2007/2006
License revenue	$—	$—	—%
Sponsored research revenue	—	138,795	(100.0)

Total revenue	—	138,795	(100.0)
Research and development	3,752,150	6,318,363	(40.6)
General and administrative	1,652,665	2,018,397	(18.1)

Total operating expenses	5,404,815	8,336,760	(35.2)
Interest income	125,774	341,352	(63.2)

Net loss	$(5,279,041)	$(7,856,613)	(32.8)%

Revenue

For the three month period ended March 31, 2007, we did not recognize any revenue. For the three month period ended March 31, 2006, we recognized revenue totaling $139,000 relating to our $600,000 Orphan Drug Grant from the Food and Drug Administration to partially fund our Phase 2 clinical trial in patients with advanced CLL.

Operating Expenses

Research and development

During the three month periods ending March 31, 2007 and 2006, almost all of our research and development efforts were focused on the preclinical and clinical development of talabostat for the treatment of solid tumors and hematologic malignancies.

We are currently studying our lead product candidate, talabostat, in two Phase 3 double-blind, placebo-controlled trials in metastatic non-small cell lung cancer (NSCLC). The first Phase 3 trial is studying talabostat in combination with pemetrexed (Alimta®, Eli Lilly) and the second Phase 3 trial is studying talabostat in combination with docetaxel (Taxotere®, sanofi-aventis). We are also currently studying talabostat in a Phase 2 trial in combination with gemcitabine in Stage IV pancreatic cancer. In addition, we have studied talabostat in several Phase 2 trials, including in combination with docetaxel in metastatic NSCLC, as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, and in combination with rituximab in advanced CLL.

Research and development expenses decreased 40.6% to $3,752,000 for the three month period ended March 31, 2007 from $6,318,000 for the three month period ended March 31, 2006.

	Three Month Periods Ended March 31,		Percent Change
Research and development	2007	2006	2006/2005
Clinical and drug development	$3,453,679	$5,220,299	(33.8)%
Research	298,471	1,098,064	(72.8)

Total research and development	$3,752,150	$6,318,363	(40.6)%

Clinical and drug development:    Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Total clinical development expenses decreased 33.8% to $3,454,000 for the three month period ended March 31, 2007 from $5,220,000 for the three month period ended March 31, 2006.

The decrease in 2007 was primarily due to a decrease of $1,306,000 for external clinical and related manufacturing costs related to our two Phase 3 trials in NSCLC. We also did not record any annual bonuses during the three month period ended March 31, 2007 as compared to annual bonuses recorded in the three month period ended March 31, 2006 of $239,000. In addition, non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased by $287,000 for the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006. During the three month period ended March 31, 2007, we recorded a pro-rated amount for retention bonuses to be paid in two installments in May 2007 and December 2007 to non-executive employees of $69,000 in this area.

During the remainder of 2007, we anticipate that our clinical development costs will remain at similar levels primarily due to our ongoing two Phase 3 clinical studies. We do not currently anticipate increasing headcount in this area for the remainder of 2007.

Research:    Research includes expenses associated with research and testing of our product candidates supporting the clinical development of talabostat and our other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Research expenses decreased 72.8% to $298,000 for the three month period ended March 31, 2007 from $1,098,000 for the three month period ended March 31, 2006. The decrease was primarily due to the shut-down of our internal research laboratory in December 2006. Six employees were terminated as part of the shutdown, resulting in decreased salary and related fringe costs of $139,000, decreased laboratory supplies and services costs of $145,000 and decreased rent cost of $45,000. In addition, there were no annual bonuses recorded for the three month period ended March 31, 2007 as compared to annual bonuses recorded in the three month period ended March 31, 2006 of $202,000. Also, spending related to external collaborations and our diabetes product candidate, PT-630 was reduced by $164,000 as compared tothe three month period ended March 31, 2006. During the three month period ended March 31, 2007, we recorded a pro-rated amount for retention bonuses to be paid in two installments in May 2007 and December 2007 to non-executive employees totaling $3,000 in this area.

During the remainder of 2007, we currently anticipate that research expenses will stay at current levels. We do not currently anticipate increasing headcount in this area for the remainder of 2007.

General and administrative

General and administrative:    General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses decreased 18.1% to $1,653,000 during the three month period ended March 31, 2007 from $2,018,000 for the three month period ended March 31, 2006. The decrease in general and administrative expenses resulted primarily from employee bonuses recorded during the three month period ended March 31, 2006 of $379,000. There were no annual bonuses recorded during the three month period ended March 31, 2007. In addition, business development, investor relations and related travel costs decreased in 2007 as compared to 2006 by approximately $181,000 due to reduced activity. The decrease in bonus costs and business development/investor relations and related travel costs was partially offset by an increase of $221,000 in legal expenses. In addition, during the three month period ended March 31, 2007, we recorded a pro-rated amount for retention bonuses to be paid in two installments in May 2007 and December 2007 to non-executive employees totaling $18,000 in this area.

During 2007, we currently anticipate that general and administrative expenses will stay at current levels. We do not currently anticipate increasing headcount in this area for the remainder of 2007.

Interest Income

Interest income includes interest earned on invested cash balances. During the three month periods ended March 31, 2007 and 2006, our investments consisted entirely of funds deposited in money market funds.

Interest income decreased 63.2% to $126,000 in the three month period ended March 31, 2007 from $341,000 in the three month period ended March 31, 2006. The decrease in interest income resulted from a lower average cash balance for the three month period ended March 31, 2007.

Net loss

As a result of the foregoing, we incurred a net loss of $5,279,000, or $0.14 per common share, for the three month period ended March 31, 2007 compared to a net loss of $7,857,000, or $0.24 per common share, for the three month period ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity were our cash, cash equivalents and restricted cash which totaled $9,090,000.

During the three month period ended March 31, 2007, our cash and cash equivalents decreased $1,008,000 as compared to December 31, 2006.

During the three month period ended March 31, 2007, net cash used in operations resulted primarily from a net loss of $5,279,000. Included in the net loss for the three month period ended March 31, 2007 were non-cash stock-based compensation of $191,000 and depreciation of $27,000. Prepaid expenses, deposits and other assets, net, decreased $400,000 for the three month period ended March 31, 2007, resulting primarily from expenses recorded as services were earned offset by payments made to the outside clinical research organization we engage for our clinical trials and annual insurance premiums paid. Our unbilled receivable decreased by $3,000 during the three month period ended March 31, 2007. Accounts payable and accrued expenses decreased $743,000 during the three month period ended March 31, 2007 resulting primarily from Phase 3 clinical program accruals at December 31, 2006 paid during the three month period ended March 31, 2007.

We did not use any cash for investing activities during the three month period ending March 31, 2007.

Our financing activities provided net cash of $4,393,000 for the three month period ended March 31, 2007, primarily related to the registered direct offering (the “Offering”) from the sale of 6,523,776 shares of our common stock at a price of $0.73 per share. Gross proceeds from the February 7, 2007 Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the Offering totaling approximately $85,000, net proceeds to us were $4,391,000. We also received $4,000 from the exercise of stock options during the three month period ended March 31, 2007.

Capital Resources

At March 31, 2007, we had $8,790,000 in cash and cash equivalents and $300,000 in restricted cash. We currently anticipate that our existing capital resources will enable us to maintain current and planned operations into the third quarter of 2007. We are currently considering several strategic options in order to ensure the continued funding of our operations including, but not limited to, the sale of additional securities in both public and private offerings as the markets allow, raising additional funds through corporate collaborations and merger and acquisition activities and consolidations. There can be no assurance that a transaction will be consummated in a reasonable time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our research and development activities and cease our operations as soon as the second quarter of 2007. In addition, increases in expenses or delays in product development not currently forecasted or anticipated may adversely impact our cash position and require further cost reductions.

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

Contractual Obligations

As of March 31, 2007, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q2-Q4 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases	$313,000	$416,000	$405,000	$216,000	$12,000	$—	$1,362,000
Capital Leases	3,000	—	—	—	—	—	3,000
Licensing Obligations	10,000	10,000	10,000	10,000	10,000	8,000	58,000

Total Future Obligations	$326,000	$426,000	$415,000	$226,000	$22,000	$8,000	$1,423,000

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies". As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, we are subject to U.S. Federal income tax examinations for the tax years 1994 through 2006, and to state income tax examinations for the tax years 2002 through 2006. We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. Our adoption of FIN 48 did not have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which will be effective for public entities no later than the beginning of the first fiscal year beginning after November 15, 2007. The new standard allows entities to voluntarily choose, at specific election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value” option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for-profit organizations that do not report earnings). We will adopt this pronouncement on January 1, 2008 and are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, we may be forced to reduce or wind-down operations

As of March 31, 2007, we had unrestricted cash of approximately $8.8 million. Our unrestricted cash balance as of March 31, 2007 of approximately $8.8 million is expected to be sufficient to allow us to maintain our current and planned operations into the third quarter of 2007. This does not, however, give us sufficient capital to carry on our business for the current fiscal year as now conducted and proposed to be conducted or provide any reserves for outstanding obligations or anticipated wind-down expenses. Our current cash flow, together with the amounts we would receive, were we to liquidate all of our assets, after taking into account all anticipated uses of the cash, may not be sufficient to pay all amounts on or in respect of our obligations when such amounts are required to be paid.

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

We are unable to estimate at this time the additional funds required to finance our operations as we have not determined the therapeutic indications that we will continue to clinically develop into later stages, the extent of the clinical program required to successfully develop a selected therapeutic indication, and if any of these programs will eventually be financed through a collaboration with a better funded partner. Also, we do not know whether additional funding will be available when needed, or that, if available, we will be able to obtain funding on satisfactory terms. We have incurred approximately $108.0 million of expenses since inception through March 31, 2007, and expect our capital outlays and operating expenditures could increase over the next several years if we expand our infrastructure and clinical and preclinical trial activities. We may raise additional funds through additional sales of equity and/or convertible debt in both public and private offerings as the markets allow, corporate collaborations, and merger and acquisition activities. The issuance of additional equity securities—either directly or in connection with the issuance of convertible debt—would result in substantial dilution to our existing stockholders.

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

We have had a history of losses, and expect to continue to incur losses and may not achieve or maintain profitability

As of March 31, 2007, we had an accumulated deficit of approximately $97.0 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. We have not had any products that have generated sales revenue, and we likely will not until talabostat or any other of our other product candidates become commercially available, if ever. We expect to incur losses at least until we begin commercial sales of our first approved product, if any. We expect that our operating expenses will increase and accelerate as our preclinical, clinical and support operations expand, even if we succeed in developing one or more commercial products. Our ability to achieve product revenue and profitability is dependent on our capability, alone or with partners, to successfully complete the development of talabostat, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell talabostat. We cannot provide assurance that we will generate product revenues or achieve profitability.

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

We are not in compliance with NASDAQ listing requirements due to the resignation of William Whelan, Jr. from the Board of Directors of Point and Chairman of Point’s Audit Committee

As a result of the Board of Directors vacancy created in January 2007 by the resignation of William Whelan, Jr. as a director and as Chairman of our Audit Committee, we do not currently comply with NASDAQ’s Marketplace Rule 4350(d)(2), which requires us to have an audit committee of at least three independent directors as defined by NASDAQ’s rules. Consistent with NASDAQ’s Marketplace Rule 4350(d)(4), we have a cure period until the earlier of our next annual meeting of stockholders or January 24, 2008 to fill the vacancy and regain compliance. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

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

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 3,962,492 shares of our common stock at a weighted-average exercise price of $2.60 as of May 4, 2007. In addition, certain entities and individuals hold existing options to purchase 4,702,103 shares of our common stock at an average exercise price of $3.41 as of May 4, 2007. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock. To the extent we raise additional capital by issuing equity securities, all stockholders may experience substantial dilution.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.36 to a high of $4.99 in the two-year period ended May 4, 2007. Many factors could have a significant impact on the future price of our common stock, including:

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three month period ended May 4, 2007, the daily trading volume for shares of our common stock ranged from 20,200 to 1,580,300 shares traded per day, and the average daily trading volume during such three month period was 324,335 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: May 10, 2007	By:	/S/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr.
Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: May 10, 2007	By:	/S/ RICHARD N. SMALL
Richard N. Small
Chief Financial Officer