Form 10-Q
period 2007-06-30
POINT THERAPEUTICS INC
filed 2007-08-09
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19410

POINT THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3216862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

70 Walnut Street, Wellesley Hills, MA	02481
(Address of Principal Executive Offices)	(Zip Code)

(781) 239-7502

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

As of August 6, 2007, there was approximately 39,312,000 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiary.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,586,903	$9,797,930
Cash and cash equivalents—restricted	330,000	300,000
Unbilled receivable	—	2,904
Prepaid expenses and other current assets	1,731,353	2,228,555

Total current assets	5,648,256	12,329,389
Office and laboratory equipment, net	54,250	238,395

Total assets	$5,702,506	$12,567,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$985,475	$2,170,491
Accrued clinical trial costs & drug development	—	1,574,222
Accrued expenses	529,164	830,400
Short-term portion of capital lease	1,217	4,723

Total current liabilities	1,515,856	4,579,836
Patent liability, less current portion	30,261	36,601
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 39,530,130 shares and 33,001,354 shares issued at June 30, 2007 and December 31, 2006, respectively, 39,311,585 shares and 32,782,809 shares outstanding at June 30, 2007 and December 31, 2006, respectively	395,302	330,014
Treasury stock, 218,545 shares outstanding at June 30, 2007 and December 31, 2006, at cost	(978,290)	(978,290)
Additional paid-in capital	105,034,367	100,333,199
Deficit accumulated during the development stage	(100,294,990)	(91,733,576)

Total stockholders’ equity	4,156,389	7,951,347

Total liabilities and stockholders’ equity	$5,702,506	$12,567,784

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Period from September 3, 1996 (date of inception) through June 30, 2007
	2007	2006	2007	2006
Revenues
License revenue	$—	$—	$—	$—	$5,115,041
Sponsored research revenue	—	—	—	138,795	3,000,000

Total revenues	—	—	—	138,795	8,115,041

Operating expenses
Research and development	1,696,783	5,934,937	5,448,933	12,253,300	79,949,273
General and administrative	1,666,174	1,712,555	3,318,839	3,730,952	31,382,601

Total operating expenses	3,362,957	7,647,492	8,767,772	15,984,252	111,331,874

Loss from operations	(3,362,957)	(7,647,492)	(8,767,772)	(15,845,457)	(103,216,833)
Other income and expense
Interest income	80,584	301,548	206,358	642,900	3,004,495
Interest expense	—	—	—	—	(82,652)

Total other income, net	80,584	301,548	206,358	642,900	2,921,843

Net loss	$(3,282,373)	$(7,345,944)	$(8,561,414)	$(15,202,557)	$(100,294,990)

Net loss per common share
Basic and diluted	$(0.08)	$(0.22)	$(0.23)	$(0.46)

Shares used in computing net loss per common share
Basic and diluted	39,311,585	32,763,564	37,977,139	32,759,246

The accompanying notes are an integral part of these consolidated financial statements

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		Period from inception (September 3, 1996) through June 30, 2007
	2007	2006
Operating activities
Net loss	$(8,561,414)	$(15,202,557)	$(100,294,990)
Adjustments to reconcile net loss to net cash used:
Depreciation	52,174	68,700	632,451
Impairment of fixed assets	123,471	1,205	124,114
Stock-based compensation	371,625	1,124,575	3,426,592
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	(30,000)	5,834	(330,000)
Unbilled accounts receivable	2,904	161,205	—
Prepaid expenses and other assets	497,202	(183,956)	(1,750,630)
Accounts payable and accrued expenses	(3,060,474)	(1,245,932)	1,512,195

Net cash used in operating activities	(10,604,512)	(15,270,926)	(95,611,382)

Investing activities
Purchase of office and laboratory equipment	—	(26,931)	(874,420)
Proceeds from disposal of property and equipment	8,500	7,100	63,605

Net cash used in investing activities	8,500	(19,831)	(810,815)

Financing activities
Proceeds from issuance of common stock, net	4,390,831	—	78,040,886
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Dividend from HemaSure A/S	—	785,150	787,150
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	—	—	4,512,425
Proceeds from stock option exercises	4,000	8,800	482,085
Proceeds from capital lease financing	—	—	13,082
Payments on capital leases	(3,506)	(3,100)	(11,865)
Principal payments of patent liability	(6,340)	(5,763)	(42,852)

Net cash provided by financing activities	4,384,985	785,087	100,009,100
Net increase (decrease) in cash and cash equivalents	(6,211,027)	(14,505,670)	3,586,903

Cash and cash equivalents, beginning of period	9,797,930	37,328,396	—

Cash and cash equivalents, end of period	$3,586,903	$22,822,726	$3,586,903

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

1.	Nature of the Business

Point Therapeutics, Inc. (“Point” or “the Company”) is a biopharmaceutical company which has studied its lead product candidate, talabostat, in a number of human clinical trials as a potential therapy in late-stage cancers. Recent interim clinical results caused the Company’s Independent Monitoring Committee to recommend stopping the Company’s most advanced clinical trials; its two Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. Subsequently, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration (the “FDA”). The Company has also studied talabostat in several Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia and in combination with gemcitabine in Stage IV pancreatic cancer. The Company has recently ceased all ongoing clinical and research operations due to its cash limitations and is currently seeking a buyer or partner for its technology and related intellectual property and other assets, in bankruptcy or otherwise.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the financial statements, at June 30, 2007, the Company has unrestricted cash of $3,587,000 and an accumulated deficit of $100,295,000. The Company also incurred a net loss of $8,561,000 and negative cash flows from operations of $10,605,000 during the first six months of 2007. The Company has also incurred a net loss and negative cash flows from operations in each of the last five years. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern through at least January 1, 2008 without additional financing. To date, the Company has principally raised capital through public and private placements of its equity securities. The Company has recently terminated all of its executives, all but two employees and ceased all ongoing operations and is currently seeking a buyer or partner for its technology and related intellectual property and other assets, in bankruptcy or otherwise. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities, or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007.

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

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and six month periods ended June 30, 2007 and 2006. Potentially dilutive securities, consisting of stock options of 3,866,967 and warrants of 3,962,492 outstanding at June 30, 2007 and stock options of 5,372,853 and warrants of 2,592,500 outstanding at June 30, 2006 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Stock-Based Compensation

The Company follows the provisions of SFAS 123(R), Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

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

For the three month period ended June 30, 2007, the Company recorded non-cash stock-based compensation expense in accordance with SFAS No. 123R of $181,000 for stock options granted to employees and outside directors under the Company’s stock option plans, of which $(13,000) was included in research and development expenses and $194,000 was included in general and administrative expenses. For the six month period ended June 30, 2007, the Company recorded non-cash stock-based compensation expense of $372,000 for stock options granted under the Company’s stock option plans, of which $(129,000) was included in research and development expenses and $501,000 was included in general and administrative expenses.

For the three month period ended June 30, 2006, the Company recorded non-cash stock-based compensation expense of $572,000 for stock options granted under the Company’s stock option plans, of which $273,000 was included in research and development expenses and $299,000 was included in general and administrative expenses. For the six month period ended June 30, 2006, the Company recorded non-cash stock-based compensation expense of $1,125,000 for stock options granted under the Company’s stock option plans, of which $516,000 was included in research and development expenses and $609,000 was included in general and administrative expenses.

In connection with the work force reduction in June 2007, the Company extended the time terminated employees had to vest their stock options from 90 days post termination to December 31, 2007. Utilizing the Black-Scholes method, the Company determined that they did not have to record any non-cash stock compensation as a result of this modification to the grants.

No amounts relating to stock-based compensation have been capitalized.

The Company’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of the Company’s common stock. Historically, incentive options granted to employees under the Company’s stock option plans generally vested over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under the Company’s stock option plans generally vest during their period of service with the Company. Options granted under the Company’s stock option plans have a maximum term of ten years from the date of grant. At June 30, 2007, a total of 7,876,085 shares of common stock were approved for issuance under the Company’s stock option plans and 4,580,083 shares underlying options were available for future grant under the Company’s stock option plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the six month periods ended June 30, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	2007	2006
Expected term (years)	4.0	4.0
Volatility	87%	67–93%
Risk-free interest rate	4.8%	4.3–5.1%

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. During the three and six month period ended June 30, 2007, the Company recorded forfeitures based upon actual forfeitures with an estimate for future forfeitures based on historical data which it believes is a reasonable assumption to estimate forfeitures. The rate used for the six month period ended June 30, 2007 was 21.91%. For the six month period ended June 30, 2006, the Company accounted for forfeitures based upon historical data only using a rate of 2.56% which at the time was a reasonable estimate of forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average per share fair value of stock options granted under the Company’s stock option plans during the six month period ended June 30, 2007 and 2006 was $0.46 and $3.07, respectively.

Information regarding option activity for the six month period ended June 30, 2007 under the Company’s stock option plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	5,038,228	$3.44
Granted	92,500	$0.46
Exercised	(5,000)	$0.80
Forfeited	(1,258,761)	$3.52

Options outstanding at June 30, 2007	3,866,967	$3.34	4.72	$—

Options vested and exercisable at June 30, 2007	3,112,467	$3.26	4.05	$—

There is no aggregate intrinsic value in the table above which would represent the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on June 30, 2007 of $0.13 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007 due to the fact that all current stock options are priced above $0.13 per share. Total cash received for stock options exercised during the six month period ended June 30, 2007 was $4,000. Total intrinsic value of stock options exercised under the Company’s stock option plans for the three month period ended June 30, 2007 was $300.

As of June 30, 2007, there was $1,501,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 3.0 remaining years with a weighted-average of 1.1 years.

3.	Offering

On February 2, 2007, the Company priced a registered direct offering (the “Offering”) for the sale of 6,523,776 shares of its common stock at a price of $0.73 per share. The Offering closed on February 7, 2007 with gross proceeds from the Offering of $4,762,000. After placement agent fees of $286,000 and other expenses related to the offering totaling $85,000, net proceeds to the Company were $4,391,000. The investors in this offering also received five-year warrants, exercisable upon expiration of a lock-up period of six months, to purchase an additional 978,566 shares of common stock at an exercise price of $1.00 per share. The Company also issued 391,426 warrants at an exercise price of $1.00 per share to the placement agent, Rodman & Renshaw LLC, exercisable upon expiration of a lock-up period of six months. The offered shares are registered pursuant to the Company’s shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

As a result of this offering, 1,150,000 previously issued warrants were repriced from $5.31 per share to $4.54 per share.

4.	Insurance Settlement

On March 2, 2007, the Company received a final insurance settlement in the amount of $305,000 relating to a shipment of drug supply that was damaged in June 2006 during shipping. The Company recorded this as an offset to manufacturing expense in the three month period ended March 31, 2007.

5.	Workforce Reduction

In June 2007, the Company reduced its work force from 33 employees to 8 employees. The total charge for this work force reduction for severance and related fringes was approximately $260,000. All severance was paid in a lump sum based on the Company’s severance plan, which permits employees to receive a base severance of 2 weeks plus 1 week for each year of service. As of June 30, 2007, the Company had an accrual totaling approximately $66,000 for employees terminated in June 2007 but not paid severance until July 2007.

6.	Asset Impairment

As a result of the workforce reduction in June 2007 and the subsequent negotiations regarding the termination of the lease for the Company’s corporate headquarters (see Note 8), the Company wrote down and sold its assets no longer in use in accordance with FASB 144 “Impairment of Fixed Assets”. The Company recorded an impairment charge of approximately $125,000 for the impairment of computer, office furniture, office equipment and leasehold improvements for which the Company would not use or receive any compensation in the future. Offsetting the charge were net proceeds from the sale of the Company’s lab equipment totaling $8,500, which resulted in a gain of approximately $2,000.

7.	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 2002 through 2006, and to state income tax examinations for the tax years 1994 through 2006. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

8.	Subsequent Events

On July 17, 2007, the Company received a refund of $1,270,000 related to prepayments made to an outside clinical management organization in connection with its two Phase 3 studies put on hold by the FDA in May 2007.

On July 25, 2007, the Company further reduced its current workforce, which consisted primarily of executive, financial and legal personnel, by eliminating most of the employment positions including all executive officers of the Company. All terminated employees received severance in accordance with the Company’s severance plan which permits employees to receive a base severance of 2 weeks plus 1 week for each year of service. The total charge for this work force reduction was approximately $285,000. The Company plans to utilize some or all of the recently terminated employees as part of a more variable-cost consulting team to help the Company as it seeks a buyer or partner for its technology and related intellectual property and other assets, in bankruptcy or otherwise. The Company has entered into consulting agreements with each of its executive officers for which they will be paid an hourly rate for worked performed on an as needed basis.

On July 26, 2007, the Company reached an agreement with its landlord, KNH Realty Trust (“KNH”) to terminate the lease for its corporate offices at 155 Federal Street, Boston MA (the “Termination Agreement”) effective July 31, 2007. The Termination Agreement provides for one time payments of approximately $333,000 by the Company to KNH in consideration of releasing the Company from all of its obligations under its lease, dated as of March 16, 2005, the term of which otherwise running until July 1, 2010. The one-time payment will be recorded by the Company in the third quarter of 2007. In addition, the Company agreed to transfer ownership of all of its furniture, office equipment and leasehold improvements to KNH, all of which were deemed to be impaired at June 30, 2007. The Company retained ownership of all of its computer equipment and is currently considering its options for the disposal of computer equipment not in use at this time. On July 31, 2007, the Company relocated its corporate offices to a substantially smaller temporary location at 70 Walnut Street, Wellesley Hills, MA.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, our ability to (i) successfully located a buyer or partner for the purposes of effectuating a strategic transaction (ii) comply with certain NASDAQ Marketplace Rules, (iii) continue as a going concern, and (iv) enforce our intellectual property rights, as well as the risk factors discussed elsewhere in this report.

Overview

We are a biopharmaceutical company who has studied our lead product candidate, talabostat in a number of human clinical trials as a potential therapy in late-stage cancers. Recent interim clinical results caused our Independent Monitoring Committee to recommend stopping our most advanced clinical trials; our two Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer (“NSCLC”). Subsequently, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration (the “FDA”). We have also studied talabostat in several Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia (“CLL”) and in combination with gemcitabine in Stage IV pancreatic cancer. We have recently terminated all of our executive officers, all but two employees and ceased all ongoing clinical and research operations due to cash limitations and are currently seeking a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise.

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies and government agencies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of approximately $100,295,000 as of June 30, 2007. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts.

Effective July 25, 2007, we terminated all but two of our employees. We plan to utilize some or all of the recently terminated employees as part of a more variable-cost consulting team to help us as we seek a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise. In addition, on July 31, 2007, we terminated our lease at 155 Federal Street in Boston, Massachusetts and moved to a substantially smaller temporary location in the Boston suburbs. Given our lack of staff and resources, together with the FDA placing a clinical hold on our lead pharmaceutical product candidate, talabostat, we may be unable to successfully locate a buyer or partner for the purposes of completing a strategic transaction. Although we currently retain control over our intellectual property portfolio, we cannot make any assurances that these assets have or will continue to have any value. This uncertainty as to the value of our intellectual property portfolio and other assets may prevent us from successfully locating a buyer or partner for the purposes of enacting a strategic transaction.

If our attempts to find a buyer or partner for our technology and related intellectual property and assets fail and if no other strategic transaction can be completed, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code. In the event we do file for Chapter 11 protection, we will most likely not be able to raise any type of funding from any source. Upon filing for Chapter 11 protection, we will not meet the minimum standards required for remaining listed on the NASDAQ Stock Market. Once we are delisted, our stock will not be tradable on the NASDAQ Stock Market.

Our principal executive office is located at 70 Walnut Street, Wellesley Hills, MA 02481 and our telephone number is (781) 239-7502. Our common stock trades on the NASDAQ Capital Market under the symbol “POTP”. Our website is www.pther.com.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Clinical Trial Expenses. We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on a percentage of completion basis. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At June 30, 2007, prepaid and deposit balances related to clinical trials were approximately $1,270,000 resulting from prepayments made to an outside clinical management organization in connection with our two Phase 3 clinical trials in NSCLC. Since the two phase 3 studies have been discontinued, the prepayment amounts due from the outside clinical management organization were fully collected by us in July 2007. At June 30, 2007, there were no accrued expenses related to clinical trials as all bills for services rendered through June 30, 2007 had been received. Clinical trial expenses were $78,000 and $2,712,000 for the three month periods ended June 30, 2007 and 2006, respectively and $2,379,000 and $5,304,000 for the six month periods ended June 30, 2007 and 2006, respectively.

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

Results of Operations

Revenue

For the three and six month periods ended June 30, 2007, we did not recognize any revenue.

For the three month period ended June 30, 2006, we did not recognize any revenue. For the six month period ended June 30, 2006, we recognized revenue totaling $139,000 relating to the $600,000 Orphan Drug Grant (the “Grant”) from the FDA to partially fund our Phase 2 CLL clinical trial. No future amounts are anticipated to be received under the Grant.

Operating Expenses

Research and development

During the three and six month periods ending June 30, 2007 and 2006, almost all of our research and development efforts were focused on the preclinical and clinical development of talabostat for the treatment of solid tumors and hematologic malignancies. In addition, during the six month period ending June 30, 2007, the Company incurred costs associated with an interim analysis of its two Phase 3 studies.

On May 21, 2007, we announced that the U.S. Food and Drug Administration (FDA) has placed the clinical program for talabostat on clinical hold as a result of the interim analyses of our two Phase 3 talabostat studies as a potential treatment for patients with advanced non-small cell lung cancer (NSCLC). Our Independent Data Monitoring Committee recommended stopping both studies due to the primary endpoint of median progression-free survival (PFS) or the secondary endpoint of overall survival demonstrated improvement over the respective placebo groups. In addition, in the talabostat combination trial with docetaxal (Taxotere®: sanofi-aventis), the talabostat arm of the study demonstrated significantly lower overall survival than the placebo arm. Subsequent to us informing the FDA of the interim results, the FDA put our talabostat clinical program on hold.

Research and development expenses decreased 71.4% to $1,697,000 for the three month period ended June 30, 2007 from $5,935,000 for the three month period ended June 30, 2006. Research and development expenses decreased 55.5% to $5,449,000 for the six-month period ended June 30, 2007 from $12,253,000 for the six-month period ended June 30, 2006.

Clinical and drug development: Clinical development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Total clinical development expenses decreased 72.9% to $1,270,000 for the three month period ended June 30, 2007 from $4,692,000 for the three month period ended June 30, 2007. The decrease was primarily due to a decrease of $3,239,000 for external clinical and related manufacturing costs related to our clinical program was placed on clinical hold by the FDA in May 2007. Salaries, and related fringes deceased by $340,000 as compared to prior year due to headcount reductions during the first six months of 2007. In addition, non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased by $238,000 for the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006. During the three month period ended June 30, 2007, we recorded retention bonuses which were paid to non-executive employees of $237,000 in May 2007 and severance totaling $90,000 for headcount reductions due to the status of our clinical program.

For the six month period ended June 30, 2007, drug development expenses decreased 52.3% to $4,724,000 from $9,912,000 for the six month period ended June 30, 2006. The decrease of $5,188,000 was primarily due to a decrease of $4,590,000 for external clinical and related manufacturing costs related to clinical program which was put on clinical hold by the FDA in May 2007. Salaries and related fringes deceased by $681,000 due to headcount reductions during the first six months of 2007 and bonuses that were paid to all employees in the first six months of 2006. In addition, non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased by $525,000 for the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006. During the six month period ended June 30, 2007, we recorded retention bonuses which were paid to non-executive employees of $306,000 in May 2007 and severance in the amount of $90,000 for headcount reductions due to the status of our clinical program.

All operations in the Clinical and Drug Development area were terminated in June 2007. During the remainder of 2007, we anticipate that we will not incur any additional costs in the clinical area.

Research: Research includes expenses associated with research and testing of our product candidates supporting the clinical development of talabostat and our other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Research expenses decreased 65.6% to $427,000 for the three month period ended June 30, 2007 from $1,243,000 for the three month period ended June 30, 2006. The decrease was primarily due to the shut-down of our internal research laboratory in December 2006. Six employees were terminated as part of the shutdown, resulting in decreased salary and related fringe costs of $176,000, decreased laboratory supplies and services costs of $165,000 and decreased rent cost of

$37,000. In addition, costs related to our diabetes program decreased to $0 from $338,000 during the three month period ended June 30, 2006. Non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased to $40,000 to for the three month period ended June 30, 2007 as compared to $90,000 for the three month period ended June 30, 2006. During the three month period ended June 30, 2007, we recorded retention bonuses which were paid to non-executive employees of $9,000 in May 2007 and severance totaling $100,000 for headcount reductions due to the status of our clinical program.

For the six month period ended June 30, 2007, research expenses decreased 69.0% to $725,000 from $2,341,000 for the six month period ended June 30, 2006. The decrease was primarily due to the shut-down of our internal research laboratory in December 2006. Six employees were terminated as part of the shutdown, resulting in decreased salary and related fringe costs of $527,000 which related both to base salaries and bonuses that were paid to all employees in the first six months of 2006, decreased laboratory supplies and services costs of $310,000 and decreased rent cost of $73,000. In addition, costs related to our diabetes program decreased to $0 from $423,000 during the six month period ended June 30, 2006. Non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased to $58,000 to for the six month period ended June 30, 2007 as compared to $170,000 for the six month period ended June 30, 2006. During the six month period ended June 30, 2007, we recorded retention bonuses which were paid to non-executive employees of $12,000 in May 2007 and severance totaling $100,000 for headcount reductions due to the status of our clinical program.

All operations in the Research area were terminated in June 2007. During the remainder of 2007, we anticipate that we will not incur any material costs in the research area.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses decreased 2.7% to $1,666,000 during the three month period ended June 30, 2007 from $1,712,000 for the three month period ended June 30, 2006. The decrease in general and administrative expenses resulted primarily from decreased business development, investor relations and related travel of $199,000 and stock offset in part by increased legal costs of $254,000 relating to our clinical program being put on hold by the FDA and assistance with the completion of possible strategic transactions and future operations of the Company. In addition, during the three month period ending June 30, 2007, we recorded a loss for the impairment of fixed assets of $124,000. Non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased to $194,000 to for the three month period ended June 30, 2007 as compared to $319,000 for the three month period ended June 30, 2006. During the three month period ended June 30, 2007, we recorded retention bonuses which were paid to non-executive employees of $35,000 in May 2007 and severance totaling $38,000 for headcount reductions due to the status of our clinical program.

For the six month period ended June 30, 2007, general and administrative expenses decreased 11.0% to $3,319,000 from $3,731,000 for the three month period ended June 30, 2006. The decrease in general and administrative expenses resulted primarily from decreased business development, investor relations and related travel of $380,000. In addition, salaries and related fringes decreased $380,000 related primarily to bonuses that were paid to all employees during the first quarter of 2006. Offsetting these decreases were increased legal costs of $475,000 relating to our clinical program being put on hold by the FDA and assistance with the completion of possible strategic transactions and future operations of the Company. In addition, during the six month period ending June 30, 2007, we recorded a loss for the impairment of fixed assets of $122,000. Non-cash stock-based compensation expense for employee stock options in accordance with SFAS No. 123R decreased to $501,000 to for the six month period ended June 30, 2007 as compared to $612,000 for the six month period ended June 30, 2006. During the six month period ended June 30, 2007, we recorded retention bonuses which were paid to non-executive employees of $54,000 in May 2007 and severance totaling $38,000 for headcount reductions due to the status of our clinical program.

During 2007, we currently anticipate that general and administrative expenses will decrease depending on the strategic direction of the Company. We have recently terminated all but 2 employees in this area. We also retained our senior management team as consultants to assist the Company in seeking a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise. In addition, at the end of July, we moved to a smaller temporary suburban space.

Interest Income

Interest income includes interest earned on invested cash balances. During the three month periods ended March 31, 2007 and 2006, our investments consisted entirely of funds deposited in money market funds.

Interest income decreased 73.3% to $81,000 in the three month period ended June 30, 2007 from $302,000 in the three month period ended June 30, 2006. Interest income decreased 67.9% to $206,000 in the six month period ended June 30, 2007 from $643,000 in the three month period ended June 30, 2006. The decrease in interest income in both the three and six month periods resulted from a lower average cash balance.

Net loss

As a result of the foregoing, we incurred a net loss of $3,282,000 or $0.08 per common share, for the three month period ended June 30, 2007 compared to a net loss of $7,346,000, or $0.22 per common share, for the three month period ended June 30, 2006 and a net loss of 8,561,000 or $0.23 per common share for the six-month period ended June 30, 2007 as compared to a net loss of $15,203,000 or $0.46 per common share for the six-month period ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were our cash, cash equivalents and restricted cash which totaled $3,917,000.

During the six month period ended June 30, 2007, our cash and cash equivalents decreased $6,211,000 as compared to December 31, 2006.

During the six month period ended June 30, 2007, net cash used in operations resulted primarily from a net loss of $8,561,000. Included in the net loss for the six month period ended June 30, 2007 were non-cash stock-based compensation of $372,000, an impairment charge of $123,000 and depreciation of $52,000. Restricted cash increased by $30,000 due to an adjustment to account for legal costs that may be paid by the bank under certain circumstances. Prepaid expenses, deposits and other assets, net, decreased $497,000 for the six month period ended June 30, 2007, resulting primarily from a refund of prepaid costs we received from a clinical testing vendor when we terminated services for our clinical trials and an adjustment to the amount due to us from our clinical management organization for which payment was received in July 2007. Offsetting these decreases were annual insurance premiums paid. Our unbilled receivable decreased by $3,000 during the six month period ended June 30, 2007. Accounts payable and accrued expenses decreased $3,060,000 during the six month period ended June 30, 2007 resulting primarily from the payment of the majority of clinical and manufacturing related expenses for our Phase 3 clinical program.

During the six month period ended June 30, 2007, we received $8,500 from the sale of a piece of lab equipment.

Our financing activities provided net cash of $4,385,000 for the six month period ended June 30, 2007, primarily related to the registered direct offering (the “Offering”) from the sale of 6,523,776 shares of our common stock at a price of $0.73 per share. Gross proceeds from the February 7, 2007 Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the Offering totaling approximately $85,000, net proceeds to us were $4,391,000. We also received $4,000 from the exercise of stock options during the six month period ended June 30, 2007.

Capital Resources

At June 30, 2007, we had $3,587,000 in cash and cash equivalents and $330,000 in restricted cash. We currently anticipate that our existing capital resources will only be sufficient to allow us to maintain our current and planned operations through the third quarter of 2007. Our cash balance at June 30, 2007, together with the $1,270,000 we received in July 2007 from our outside clinical management organization and amounts we would receive, were we to liquidate all of our assets, after taking into account all anticipated uses of the cash, may not be sufficient to pay all amounts on or in respect of our obligations when such amounts are required to be paid. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm in connection with our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are dependent on our ability seek a buyer or partner for our technology and related intellectual property and other assets. Effective July 25, 2007, we terminated all but two of our employees. We plan to utilize some or all of the recently terminated employees as part of a more variable-cost consulting team to help us as we seek a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise. In addition, on July 31, 2007, we terminated our lease at 155 Federal Street in Boston, Massachusetts for a substantially smaller temporary location in the Boston suburbs. Given our lack of staff and resources, together with the FDA placing a clinical hold on our lead pharmaceutical product candidate, talabostat, we may be unable to successfully locate a buyer or partner for the purposes of effectuating a strategic transaction. Although we currently retain control over our intellectual property portfolio, we cannot make any assurances that these assets have or will continue to have any value. This uncertainty as to the value of our intellectual property portfolio and other assets may prevent us from successfully locating a buyer or partner for the purposes of enacting a strategic transaction.

If our attempts to find a buyer or partner for our technology and related intellectual property and assets fail and if no other strategic transaction can be effectuated, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code. In the event we do file for Chapter 11 protection, we will most likely not be able to raise any type of funding from any source. Upon filing for Chapter 11 protection, we will not meet the minimum standards required for remaining listed on the NASDAQ Stock Market. Once we are delisted, our stock will not be tradable on the NASDAQ Stock Market.

Contractual Obligations

As of June 30, 2007, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q3-Q4 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	$209,000	$416,000	$405,000	$216,000	$12,000	$—	$1,258,000
Capital Leases	1,000	—	—	—	—	—	1,000
Licensing Obligations	—	10,000	10,000	10,000	10,000	8,000	48,000

Total Future Obligations	$210,000	$426,000	$415,000	$226,000	$22,000	$8,000	$1,307,000

(1) On July 26, 2007, the Company reached an agreement with its landlord, KNH Realty Trust (“KNH”) to terminate the lease for its corporate offices at 155 Federal Street, Boston MA (the “Termination Agreement”) effective July 31, 2007. The Termination Agreement provides for a one time payment from restricted cash of $330,000 by the Company to KNH in consideration of releasing the Company from all of its obligations under its lease, dated as of March 16, 2005, the term of which otherwise running until July 1, 2010. The one-time payment will be recorded by the Company in the third quarter of 2007. In addition, the Company agreed to transfer ownership of all of its furniture, office equipment and leasehold improvements to KNH, all of which were written down to have no value at June 30, 2007.

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, we are subject to U.S. Federal income tax examinations for the tax years 1994 through 2006, and to state income tax examinations for the tax years 2002 through 2006. We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. Our adoption of FIN 48 did not have a material effect on our financial condition, results of operations or cash flows.

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

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective July 25, 2007, we terminated all but two of our employees. We plan to utilize some or all of the recently terminated employees as part of a more variable-cost consulting team. Due to this workforce reduction, it may be difficult to maintain effectiveness in our internal controls over financial reporting in future periods.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

We may be forced to completely wind-down our operations and cease to exist as an operating company

At June 30, 2007, we had unrestricted cash of approximately $3.6 million. Our unrestricted cash balance is projected to only allow us to maintain our current and planned operations through the third quarter of 2007. Our current position, combined with the cash we would potentially receive were we to liquidate all of our assets, after taking into account all anticipated sources and uses of cash, may not be sufficient to pay all of our obligations when such amounts are required to be paid. This condition raises substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm in connection with our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In addition, in May 2007, our Independent Data Monitoring Committee recommended stopping our two Phase 3 talabostat studies in patients with advanced non-small cell lung cancer (“NSCLC”) due to neither the primary endpoint of median progression-free survival nor the secondary endpoint of overall survival demonstrating improvement over the placebo groups. Also, in the talabostat combination trial with docetaxal (Taxotere®: sanofi-aventis), the talabostat arm of the study demonstrated significantly lower overall survival than the placebo arm. As a result of these interim results, the U.S. Food and Drug Administration (the “FDA”) has put our talabostat clinical program on hold. Our failure to achieve favorable results and continue with the talabostat clinical program precludes us from commercializing talabostat. Because our research and development efforts for talabostat have ended, we will likely not be seeking to raise future capital for operating purposes.

We have drastically reduced the scope and size of our facility and staff, and our efforts to find a buyer or partner for our technology and related intellectual property and assets, in bankruptcy or otherwise, may be unsuccessful

Effective July 25, 2007, we terminated all but two of our employees. We plan to utilize some or all of the recently terminated employees as part of a more variable-cost consulting team to help us as we seek a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise. In addition, on July 31, 2007, we terminated our lease at 155 Federal Street in Boston, Massachusetts for a substantially smaller temporary location in the Boston suburbs. Given our lack of staff and resources, together with the FDA placing a clinical hold on our lead pharmaceutical product candidate, talabostat, we may be unable to successfully locate a buyer or partner for the purposes of effectuating a strategic transaction. Although we currently retain control over our intellectual property portfolio, we cannot make any assurances that these assets have or will continue to have any value. This uncertainty as to the value of our intellectual property portfolio and other assets may prevent us from successfully locating a buyer or partner for the purposes of enacting a strategic transaction.

If our attempts to find a buyer or partner for our technology and related intellectual property and assets fail, and if no other strategic transaction can be completed, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code

If our attempts to find a buyer or partner for our technology and related intellectual property and assets fail and if no other strategic transaction can be effectuated, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code. In the event we do file for Chapter 11 protection, we will most likely not be able to raise any type of funding from any source. Upon filing for Chapter 11 protection, we will not meet the minimum standards required for remaining listed on the NASDAQ Stock Market. Once we are delisted, our stock will not be tradable on the NASDAQ Stock Market.

Although we have been engaged in discussions with one or more potential purchasers or strategic partners, none of these discussions have at the present time progressed to the point where we can say with confidence that a strategic transaction is likely to occur within the time frame necessary to avoid having to file for Chapter 11 bankruptcy protection within the coming weeks. The situation is dynamic, and our prospects for consummating a transaction could suddenly change, but no assurances can be made that such a turnaround can or will occur in time.

Even if we do not file for Chapter 11 bankruptcy, we do not currently comply with certain NASDAQ’s Marketplace Rules and our stock may be delisted from the NASDAQ stock market

Even if we do not file for bankruptcy, we are not currently in compliance with the minimum bid price requirement for continued listing on the NASDAQ Capital Market Exchange. On March 8, 2007 we were notified by the Listing Qualification Department of the NASDAQ Stock Market that we had failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Capital Market Exchange set forth in Marketplace Rule 4310(c)(4) because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In the event we do not file for bankruptcy, but we do not regain compliance with respect to the minimum bid price requirement by September 4, 2007, our shares will be delisted which would have a material adverse effect on the trading price, volume and marketability of our common stock.

In addition, as a result of the Board of Directors vacancy created in January 2007 by the resignation of William Whelan, Jr. as a director and as Chairman of our Audit Committee, we do not currently comply with NASDAQ’s Marketplace Rule 4350(d)(2), which requires us to have an audit committee of at least three independent directors as defined by NASDAQ’s rules. Consistent with NASDAQ’s Marketplace Rule 4350(d)(4), we have a cure period until the earlier of our next annual meeting of stockholders or January 24, 2008 to fill the vacancy and regain compliance. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

We have also been in further discussions with NASDAQ concerning the continued listing of our stock on the NASDAQ stock market. Under Marketplace Rule 4300, NASDAQ has broad discretionary authority over the continued listing of securities on the NASDAQ stock market. If, in the opinion of NASDAQ, the continued listing of our stock is inadvisable or unwarranted, our stock may be delisted even if we otherwise satisfy all of the other criteria for continued inclusion on the NASDAQ stock market.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.05 to a high of $4.45 in the two-year period ended August 6, 2007. Many factors could have a significant impact on the future price of our common stock, including:

•	our inability to find a buyer or partner for our technology and related intellectual property and asset;

•	our filing for protection under Chapter 11 of the Bankruptcy Code;

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	maintenance of our existing licensing agreement with Tufts;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	degree of trading liquidity in our common stock; and

•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Stock Market.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three month period ended August 6, 2007, the daily trading volume for shares of our common stock ranged from 101,700 to 9,261,300 shares traded per day, and the average daily trading volume during such three month period was 1,073,358 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

If Tufts University School of Medicine terminates our license our intellectual property portfolio would have little value which could prevent us from successfully locating a buyer or partner for the purposes of effectuating a strategic transaction

We license key technology, including the rights to talabostat, from Tufts. The underlying license for this technology terminates on the later of the expiration date of the last-to-expire patents, or 20 years from the date of initial commercial sale of the licensed product. Pursuant to the terms of the license, Tufts has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2011. If we will not meet certain clinical development, regulatory and commercialization milestones prior to May 2011, it possible that Tufts could seek to terminate or modify the terms of the license, in which case, our intellectual property portfolio would have little value which could prevent us from successfully locating a buyer or partner for the purposes of effectuating a strategic transaction. We also have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize potential products.

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

To date, we have not received any communications from third parties nor are we aware of any claims by third parties that our use of talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we cannot assure you that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. We from time to time engage in discussions with Tufts, other licensors, vendors and other parties about the scope and enforceability of our contractual rights that may include utilization of dispute resolution procedures contained in applicable agreements. Otherwise, we have not notified any third party that they are infringing any of our proprietary rights.

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

The subsequent sale of a substantial number of shares of our common stock could cause our stock price to decline and cause our stockholders to experience substantial dilution

In total, certain entities and individuals hold existing warrants to purchase up to 3,962,492 shares of our common stock at a weighted-average exercise price of $2.60 as of August 6, 2007. In addition, certain entities and individuals hold existing options to purchase 3,852,467 shares of our common stock at an average exercise price of $3.34 as of April 6, 2007. The exercise and subsequent sale of a substantial amount of these warrants and options could adversely affect the market price of our common stock.

We may be subject to future litigation which could be costly and time-consuming to defend

In light of disclosures about our current financial and clinical difficulties, including the termination of our clinical programs, including our Phase 3 trial in NSCLC and our early termination of our Phase 2 trial in pancreatic cancer, we may be the subject of litigation by one or more parties, including our stockholders and recent investors. Any claim or series of claims brought against us could significantly harm our business by, among other things, injuring our reputation and leading to costly litigation. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our limited cash reserves, which would further reduce our capital resources. If we are sued, we may not have sufficient capital resources to defend the suit or to pay a judgment. If we do not have sufficient capital resources to pay a judgment, our creditors could levy against our assets, including our intellectual property.

Item 6.	Exhibits

Exhibit Number	Description

10.01	Lease Termination Agreement by and between Point and KNH Realty Trust, dated July 26, 2007, filed herewith.

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007, filed herewith.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007, filed herewith.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: August 9, 2007	By:	/S/ DONALD R.KIEPERT,JR.
Donald R. Kiepert, Jr.
Chief Executive Officer

POINT THERAPEUTICS, INC.

Date: August 9, 2007	By:	/S/ RICHARD N. SMALL
Richard N. Small
Chief Financial Officer