Form 10-Q
period 2007-09-30
POINT THERAPEUTICS INC
filed 2007-11-09
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 6, 2007, there were approximately 39,312,000 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

In this report, “Point,” “the Company,” “we,” “us” and “our” refer to Point Therapeutics, Inc. and Subsidiary.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,310,642	$9,797,930
Cash and cash equivalents—restricted	—	300,000
Unbilled receivable	—	2,904
Prepaid expenses and other current assets	810,251	2,228,555

Total current assets	3,120,893	12,329,389
Office and laboratory equipment, net	30,394	238,395

Total assets	$3,151,287	$12,567,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$97,450	$2,170,491
Accrued severance	1,240,000	—
Accrued clinical trial costs & drug development	36,000	1,574,222
Accrued expenses	203,873	830,400
Short-term portion of capital lease	—	4,723

Total current liabilities	1,577,323	4,579,836
Patent liability, less current portion	30,261	36,601
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 39,530,130 shares and 33,001,354 shares issued at September 30, 2007 and December 31, 2006, respectively, 39,311,585 shares and 32,782,809 shares outstanding at September 30, 2007 and December 31, 2006, respectively	395,302	330,014
Treasury stock, 218,545 shares outstanding at September 30, 2007 and December 31, 2006, at cost	(978,290)	(978,290)
Additional paid-in capital	104,831,722	100,333,199
Deficit accumulated during the development stage	(102,705,031)	(91,733,576)

Total stockholders’ equity	1,543,703	7,951,347

Total liabilities and stockholders’ equity	$3,151,287	$12,567,784

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Period from September 3, 1996 (date of inception) through September 30, 2007
	2007	2006	2007	2006
Revenues
License revenue	$—	$—	$—	$—	$5,115,041
Sponsored research revenue	—	220,407	—	359,202	3,000,000

Total revenues	—	220,407	—	359,202	8,115,041

Operating expenses
Research and development	374,604	6,730,726	5,823,537	18,984,026	80,323,877
General and administrative	2,071,699	1,555,968	5,390,538	5,286,920	33,454,300

Total operating expenses	2,446,303	8,286,694	11,214,075	24,270,946	113,778,177

Net loss from operations	(2,446,303)	(8,066,287)	(11,214,075)	(23,911,744)	(105,663,136)
Other income and expense
Interest income	36,262	240,724	242,620	883,624	3,040,757
Interest expense	—	—	—	—	(82,652)

Total other income, net	36,262	240,724	242,620	883,624	2,958,105

Net loss	$(2,410,041)	$(7,825,563)	$(10,971,455)	$(23,028,120)	$(102,705,031)

Net loss per common share
Basic and diluted	$(0.06)	$(0.24)	$(0.29)	$(0.70)

Shares used in computing net loss per common share
Basic and diluted	39,311,585	32,764,059	38,426,842	32,760,862

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		Period from inception (September 3, 1996) through September 30, 2007
	2007	2006
Operating activities
Net loss	$(10,971,455)	$(23,028,120)	$(102,705,031)
Adjustments to reconcile net loss to net cash used:
Depreciation	76,030	101,046	656,307
Impairment of fixed assets	123,471	1,205	124,114
Stock-based compensation	168,980	1,612,649	3,223,947
Common stock issued under license agreement	—	—	910,677
Accrued interest on convertible notes	—	—	82,652
Patent costs	—	—	75,557
Changes in assets and liabilities:
Restricted cash	300,000	5,834	—
Unbilled accounts receivable	2,904	(59,202)	—
Prepaid expenses and other assets	1,418,304	176,897	(829,528)
Accounts payable and accrued expenses	(2,977,790)	(1,111,553)	1,574,879

Net cash used in operating activities	(11,879,556)	(22,301,244)	(96,886,426)

Investing activities
Purchase of office and laboratory equipment	—	(41,395)	(874,420)
Proceeds from disposal of property and equipment	8,500	7,100	63,605

Net cash used in investing activities	8,500	(34,295)	(810,815)

Financing activities
Proceeds from issuance of common stock, net	4,390,831	—	78,040,886
Proceeds from merger between Point and HMSR Inc.	—	—	14,335,285
Dividend from HemaSure A/S	—	787,150	787,150
Proceeds from issuance of convertible note	—	—	1,892,904
Proceeds from warrant exercises	—	—	4,512,425
Proceeds from stock option exercises	4,000	8,800	482,085
Proceeds from capital lease financing	—	—	13,082
Payments on capital leases	(4,723)	(4,723)	(13,082)
Principal payments of patent liability	(6,340)	(5,763)	(42,852)

Net cash provided by financing activities	4,383,768	785,464	100,007,883
Net increase (decrease) in cash and cash equivalents	(7,487,288)	(21,550,075)	2,310,642

Cash and cash equivalents, beginning of period	9,797,930	37,328,396	—

Cash and cash equivalents, end of period	$2,310,642	$15,778,321	$2,310,642

The accompanying notes are an integral part of these consolidated financial statements.

POINT THERAPEUTICS, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

1.	Nature of the Business

Point Therapeutics, Inc. (“Point” or “the Company”) is a biopharmaceutical company which has studied its lead product candidate, talabostat, in a number of human clinical trials in late-stage cancers. In May 2007, interim clinical results caused the Company’s Independent Data Monitoring Committee to recommend stopping the Company’s two Phase 3 talabostat studies for patients in advanced non-small cell lung cancer. Subsequently, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration (“FDA”). The Company has also studied talabostat in several Phase 2 trials, including as a single-agent and in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia, and in combination with gemcitabine in Stage IV pancreatic cancer. Due to cash limitations, the Company is not currently funding any research or clinical operations.

On October 9, 2007, the Company entered into a definitive agreement to merge with DARA BioSciences, Inc. (“DARA”) pursuant to which DARA will merge with DP Acquisition Corp., a newly-formed subsidiary of the Company, with DARA surviving as a wholly-owned subsidiary. After giving effect to the merger, DARA stockholders will hold 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis, and the Company will change its name to DARA BioSciences, Inc. and be based in Raleigh, North Carolina (see Note 9 below).

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the September 30, 2007 financial statements, the Company has cash of $2,311,000 and an accumulated deficit of $102,705,000. The Company also incurred a net loss of $10,971,000 and negative cash flows from operations of $11,880,000 during the first nine months of 2007 and has also incurred a net loss and negative cash flows from operations in each of the last five years. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern without additional financing. To date, the Company has principally raised capital through public and private placements of its equity securities. The Company has recently terminated all but two employees (the former senior executives of the Company have retained their corporate titles and are currently acting as consultants to Point as part of a more variable-cost consulting team), ceased funding its research and clinical operations and has entered into an agreement to merge with DARA. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities, or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007.

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

Net Loss Per Common Share

Basic and diluted net loss per common share amounts are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share amounts have been computed using the weighted-average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2007 and 2006. Potentially dilutive securities, consisting of stock options of 2,681,922 and warrants of 3,962,492 outstanding at September 30, 2007 and stock options of 5,314,728 and warrants of 2,592,500 outstanding at September 30, 2006 have been excluded from the diluted earnings per share calculations since their effect is antidilutive.

Stock-Based Compensation

The Company follows the provisions of SFAS 123(R), Share-Based Payment—An Amendment of FASB Statement No. 123 (“SFAS No. 123R”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

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

For the three month period ended September 30, 2007, the Company recorded a credit of non-cash stock-based compensation expense in accordance with SFAS No. 123R of $203,000 for stock options granted to employees and outside directors under the Company’s stock option plans, of which $56,000 was included in research and development expenses and $146,000 was included in general and administrative expenses. The credit recorded resulted from an adjustment in the forfeiture rate previously estimated as all but two of our employees were terminated as of September 30, 2007. For the nine month period ended September 30, 2007, the Company recorded non-cash stock-based compensation expense of $169,000 for stock options granted under the Company’s stock option plans, of which a credit in the amount of $186,000 was recorded in research and development expenses and a credit of $355,000 was recorded in general and administrative expenses.

For the three-month period ended September 30, 2006, the Company recorded non-cash stock-based compensation expense of $488,000 for stock options granted under the Company’s stock option plans, of which $262,000 was included in research and development expenses and $226,000 was included in general and administrative expenses. For the nine-month period ended September 30, 2006, the Company recorded non-cash stock-based compensation expense of $1,613,000 for stock options granted under the Company’s stock option plans, of which $778,000 was recorded in research and development expenses and $835,000 was included in general and administrative expenses.

In connection with the work force reductions in 2007, the Company extended the time terminated employees had to vest their stock options from 90 days post termination to December 31, 2007. Utilizing the Black-Scholes method, the Company determined that they did not have to record any incremental non-cash stock compensation as a result of this modification to the grants.

No amounts relating to stock-based compensation have been capitalized.

The Company’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of the Company’s common stock. Historically, incentive options granted to employees under the Company’s stock option plans generally vested over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under the Company’s stock option plans generally vest during their period of service with the Company. Options granted under the Company’s stock option plans have a maximum term of ten years from the date of grant. At September 30, 2007, a total of 7,876,085 shares of common stock were approved for issuance under the Company’s stock option plans and 5,712,542 shares underlying options were available for future grant under the Company’s stock option plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the nine month periods ended September 30, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	2007	2006
Expected term (years)	4.0	4.0
Volatility	87%	65–93%
Risk-free interest rate	4.8%	4.3–5.1%

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. During the three and nine month period ended September 30, 2007, the Company recorded forfeitures based upon actual forfeitures with an estimate for future forfeitures based on historical data which it believes is a reasonable assumption to estimate forfeitures. The rate used for the nine month period ended September 30, 2007 was 100.0% due to the termination of all but two of our employees as of September 30, 2007, and the proposed merger with DARA. For the nine month period ended September 30, 2006, the Company accounted for forfeitures based upon historical data only using a rate of 4.5% which at the time was a reasonable estimate of forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted-average per share fair value of stock options granted under the Company’s stock option plans during the nine month period ended September 30, 2007 and 2006 was $0.46 and $1.88, respectively.

Information regarding option activity for the nine month period ended September 30, 2007 under the Company’s stock option plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	5,038,228	$3.44
Granted	92,500	$0.46
Exercised	(5,000)	$0.80
Forfeited	(1,521,791)	$3.59
Expired	(922,015)	$3.06

Options outstanding at September 30, 2007	2,681,922	$3.38	1.53	$—

Options vested and exercisable at September 30, 2007	2,636,922	$3.37	1.42	$—

There is no aggregate intrinsic value in the table above which would represent the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on September 30, 2007 of $0.04 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007 due to the fact that all current stock options are priced above $0.04 per share. Total cash received for stock options exercised during the nine month period ended September 30, 2007 was $4,000. Total intrinsic value of stock options exercised under the Company’s stock option plans for the nine month period ended September 30, 2007 was $300.

As of September 30, 2007, there was $86,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 2.5 remaining years with a weighted-average of 2.03 years.

3.	Offering

On February 2, 2007, the Company priced a registered direct offering (the “Offering”) for the sale of 6,523,776 shares of its common stock at a price of $0.73 per share. The Offering closed on February 7, 2007 with gross proceeds from the Offering of $4,762,000. After placement agent fees of $286,000 and other expenses related to the offering totaling $85,000, net proceeds to the Company were $4,391,000. The investors in this offering also received five-year warrants, exercisable upon expiration of a lock-up period of six months, to purchase an additional 978,566 shares of common stock at an exercise price of $1.00 per share. The Company also issued 391,426 warrants at an exercise price of $1.00 per share to the placement agent, Rodman & Renshaw LLC, exercisable upon expiration of a lock-up period of six months. The offered shares are registered pursuant to the Company’s shelf registration statement that was declared effective by the Securities and Exchange Commission (the “SEC”) on January 12, 2005.

As a result of this offering, 1,150,000 previously issued warrants were repriced from $5.31 per share to $4.54 per share.

4.	Insurance Settlement

On March 2, 2007, the Company received an insurance settlement in the amount of $305,000 relating to a shipment of drug supply that was damaged in June 2006 during shipping. The Company recorded this as a credit to manufacturing expense in the three month period ended March 31, 2007.

5.	Workforce Reduction

In June 2007, the Company reduced its work force from 33 employees to 8 employees. The total charge for this work force reduction for severance and related fringes was approximately $260,000. All severance was paid in a lump sum based on the Company’s severance plan, which permits employees to receive a base severance of two weeks plus one week for each year of service. In July 2007, the Company further reduced its workforce, including senior executives of the Company, to two employees. The total charge for this workforce reduction for severance and related fringes was approximately $285,000. All severance was paid in a lump sum based on the Company’s severance plan, which permits employees to receive a base severance of two weeks plus one week for each full year of service. The Company also recorded $1,240,000 of additional severance benefits payable to certain former executives of the Company in accordance with their employment contracts. These severance benefits have not been paid to these individuals as of September 30, 2007.

6.	Lease Termination

On July 26, 2007, the Company reached an agreement with its landlord, KNH Realty Trust (“KNH”) to terminate the lease for its corporate offices at 155 Federal Street in Boston, Massachusetts (the “Termination Agreement”) effective July 31, 2007. The Termination Agreement provides for a one time payment of approximately $333,000 by the Company to KNH in consideration of releasing the Company from all of its obligations under its lease, dated as of March 16, 2005, the term of which otherwise ran until July 1, 2010. The one-time payment was made by the Company in the third quarter of 2007. In addition, the Company agreed to transfer ownership of all of its furniture, office equipment and leasehold improvements to KNH, all of which were deemed to be impaired at June 30, 2007. On July 31, 2007, the Company relocated its corporate offices to a substantially smaller temporary location at 70 Walnut Street in Wellesley Hills, Massachusetts.

7.	Asset Impairment

As a result of the workforce reduction in 2007 and the subsequent negotiations regarding the termination of the lease for the Company’s corporate headquarters (see Note 6), the Company wrote down and sold its assets no longer in use in accordance with FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company recorded an impairment charge of approximately $125,000 for the impairment of computer, office furniture, office equipment and leasehold improvements for which the Company would not use or receive any compensation in the future. Offsetting the charge were net proceeds from the sale of the Company’s laboratory equipment totaling $8,500, which resulted in a gain of approximately $2,000.

8.	New Accounting Pronouncements

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

9.	Subsequent Event

On October 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DARA.

Pursuant to the Merger Agreement, DARA plans to merge with DP Acquisition Corp., a newly-formed subsidiary of the Company, with DARA surviving as a wholly-owned subsidiary of the Company (the “Merger”). DARA stockholders will receive shares of common stock of the Company representing 96.4% outstanding common stock on a fully diluted basis of the combined company, which will change its name to DARA BioSciences, Inc. and be based in Raleigh, North Carolina. As a condition to the Merger Agreement, the Company will effect a reverse stock split prior to the effective date of the Merger. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code and is expected to close in the first quarter of 2008.

The Company and DARA cannot complete the Merger unless the Company’s stockholders approve the issuance of shares of Point common stock in the Merger and the reverse stock split, and DARA’s stockholders approve the Merger Agreement, the Merger, and the other matters contemplated in the Merger Agreement. Additionally, the Merger is subject to other customary closing conditions, including that the registration statement registering the shares of Point common stock to be issued in the Merger is declared effective by the Securities and Exchange Commission.

The executive officers and directors of DARA and the directors and former executive officers of the Company have executed agreements pursuant to which they have agreed to vote the shares beneficially owned by them in favor of the Merger and the related transactions.

In addition, on October 9, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with DARA. The Loan Agreement provides for a loan facility under which the Company may request cash advances from DARA, in a total aggregate amount of up to $400,000, to be used to pay for professional and other fees and expenses and other transaction costs incurred by the Company in connection with the proposed Merger.

The Loan Agreement provides that the Company’s debt obligation under the Loan Agreement will be forgiven in its entirety (i) upon the consummation of the Merger, (ii) if the Merger Agreement is terminated because the required approval of DARA stockholders is not received, (iii) if the Company terminates the Merger Agreement due to a breach by DARA or the occurrence of a material adverse effect on DARA or (iv) if DARA terminates the Merger Agreement for a reason expressly disclosed to it by the Company in the disclosure schedules to the Merger Agreement. If the Merger is not consummated, the Loan Agreement requires the Company to repay the full amounts actually borrowed under the credit facility on the earlier of (i) the commencement of bankruptcy proceedings by the Company, (ii) termination of the Merger Agreement, other than as a result of DARA’s failure to fulfill its obligations thereunder, or (iii) March 31, 2008. Borrowings under the credit facility bear interest at an annual rate of 5%. All of the Company’s assets are pledged as collateral for any borrowings under the Loan Agreement. The Loan Agreement contains various affirmative and negative covenants, including prohibitions on sales of assets and certain other corporate transactions.

The description of the Merger and related transactions in this report is qualified in its entirety by reference to the Merger Agreement and the Loan Agreement. Copies of the Merger Agreement, the Loan Agreement and the related Note, as well as a copy of the press release issued on October 10, 2007, are attached as Exhibits to the Company’s Report on Form 8-K filed with the SEC on October 10, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors with Respect to Forward-Looking Statements

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as from time-to-time in effect. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to our clinical program and our product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. A number of important factors could cause actual results to differ materially from those projected or suggested in the forward looking statement, including, but not limited to, our ability to (1) receive stockholder approvals and complete our merger with DARA, (2) successfully locate a buyer or partner for the purposes of effectuating a strategic transaction if our merger with DARA is not successful, (3) continue as a going concern, (4) comply with certain NASDAQ Marketplace Rules, and (5) enforce our intellectual property rights, as well as the risk factors discussed elsewhere in this report.

Overview

We are a biopharmaceutical company which has studied our lead product candidate, talabostat, in a number of human clinical trials in late-stage cancers. May 2007 interim clinical results caused our Independent Data Monitoring Committee to recommend stopping our most advanced clinical trials, two Phase 3 talabostat studies for patients in advanced non-small cell lung cancer. Subsequently, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration (“FDA”). We have also studied talabostat in several Phase 2 trials, including as a single-agent and in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia, and in combination with gemcitabine in Stage IV pancreatic cancer. Due to cash limitations, we are not currently funding any research or clinical operations.

On October 9, 2007, we entered into a definitive agreement to merge with DARA pursuant to which DARA will merge with DP Acquisition Corp., our newly-formed subsidiary, with DARA surviving as a wholly-owned subsidiary. After giving effect to the merger, DARA stockholders will hold 96.4% of our outstanding shares of common stock on a fully-diluted basis, and we will change our name to DARA BioSciences, Inc. and be based in Raleigh, North Carolina (see Note 9 to the Financial Statements found elsewhere in this Report on Form 10-Q).

To date, we have generated no revenues from product sales and have primarily depended upon equity financings, interest earned on invested funds, and collaboration payments received from pharmaceutical companies and government agencies to provide the working capital required to pursue our intended business activities. We have a net accumulated deficit of approximately $102,705,000 as of September 30, 2007. The accumulated deficit has resulted principally from our efforts to develop drug candidates and the associated administrative costs required to support these efforts.

Effective July 25, 2007, we terminated all but two of our employees. We are utilizing some of our recently terminated executives as part of a more variable-cost consulting team to assist us in completing the merger with DARA. In addition, on July 31, 2007, we terminated our lease at 155 Federal Street in Boston, Massachusetts and moved to a substantially smaller temporary location. We may be unable to successfully complete the merger with DARA or to locate another buyer or partner for the purposes of effecting another strategic transaction if the merger fails. Although we currently retain control over our intellectual property portfolio, we cannot make any assurances that these assets have or will continue to have any value. This uncertainty as to the value of our intellectual property portfolio and other assets may prevent us from locating another buyer or partner for the purposes of effecting another strategic transaction if the merger with DARA fails.

If our attempts to complete the merger with DARA fail and if no other strategic transaction can be completed, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code. In the event that we do file for Chapter 11 protection, we will most likely not be able to raise any type of funding from any source. Upon filing for Chapter 11 protection, we would not meet the minimum standards required for remaining listed on the NASDAQ Capital Market. If we are delisted, our stock would no longer be tradable on the NASDAQ Capital Market.

Our principal executive office is located at 70 Walnut Street, Wellesley Hills, Massachusetts, 02481 and our telephone number is (781) 239-7502. Our common stock trades on the NASDAQ Capital Market under the symbol “POTP”. Our website is www.pther.com.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Clinical Trial Expenses. We record the estimated cost of patient recruitment and related supporting functions for our clinical trial as patients are enrolled in the trial. We record the costs for the trials based on a percentage of completion basis. In the past, our estimates have been materially accurate with the actual billings received. These costs consist primarily of payments made to the outside clinical management organizations, clinical centers, investigators, testing facilities and patients for participating in our clinical trial. As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. At September 30, 2007, we had no prepaid and deposit balances related to clinical trials. At September 30, 2007, there was $36,000 of accrued expenses related to clinical trials. Clinical trial expenses were $0 and $2,493,000 for the three month periods ended September 30, 2007 and 2006, respectively and $2,377,000 and $7,797,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Results of Operations

Revenue

For the three and nine month periods ended September 30, 2007, we did not recognize any revenue.

For the three month period ended September 30, 2006, we recognized $220,000 in revenue. For the nine month period ended September 30, 2006, we recognized revenue totaling $359,000 relating to the $600,000 Orphan Drug Grant (the “Grant”) from the FDA to partially fund our Phase 2 CLL clinical trial. No future amounts are anticipated to be received under the Grant.

Operating Expenses

Research and Development

During the three and nine month periods ending September 30, 2007 and 2006, almost all of our research and development efforts were focused on the preclinical and clinical development of talabostat for the treatment of solid tumors and hematologic malignancies. In addition, during the nine month period ending September 30, 2007, the Company incurred costs associated with an interim analysis of its two Phase 3 studies and termination costs related to headcount reductions.

On May 21, 2007, we announced that the FDA has placed the clinical program for talabostat on clinical hold as a result of the interim analyses of our two Phase 3 talabostat studies as a potential treatment for patients with advanced non-small cell lung cancer (NSCLC). Our Independent Data Monitoring Committee recommended stopping both studies due to the primary endpoint of median progression-free survival (PFS) or the secondary endpoint of overall survival demonstrated no statistical improvement over the respective placebo groups. In addition, in the talabostat combination trial with docetaxal (Taxotere®: sanofi-aventis), the talabostat arm of the study demonstrated significantly lower overall survival than the placebo arm. Subsequent to us informing the FDA of the interim results, the FDA put our talabostat clinical program on hold.

Research and development expenses decreased 94.4% to $375,000 for the three month period ended September 30, 2007 from $6,731,000 for the three month period ended September 30, 2006. Research and development expenses decreased 69.3% to $5,823,000 for the nine-month period ended September 30, 2007 from $18,984,000 for the nine-month period ended September 30, 2006.

Clinical and drug development: Clinical and drug development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, severance, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Total clinical and drug development expenses decreased 98.9% to $60,000 for the three month period ended September 30, 2007 from $5,850,000 for the three month period ended September 30, 2006. The decrease was due to the termination of our clinical program during the second quarter of 2007.

For the nine month period ended September 30, 2007, clinical and drug development expenses decreased 69.6% to $4,784,000 from $15,762,000 for the nine month period ended September 30, 2006. The decrease of $10,978,000 was due to the termination of our clinical program and the termination of all employees in this area during the second quarter of 2007. During the nine month period ended September 30, 2007, we recorded retention bonuses of $306,000 which were paid to non-executive employees in May 2007 and severance in the amount of $160,000 for headcount reductions in this area.

During the remainder of 2007, we anticipate that we will not incur any costs in the clinical and drug development area.

Research: Research includes expenses associated with research and testing of our product candidates supporting the clinical development of talabostat and our other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and laboratory supplies.

Research expenses decreased 64.2% to $315,000 for the three month period ended September 30, 2007 from $881,000 for the three month period ended September 30, 2006. The decrease was primarily due to the shut-down of our internal research laboratory in December 2006. During the three month period ended September 30, 2007, we recorded severance totaling $304,000.

For the nine month period ended September 30, 2007, research expenses decreased 67.7% to $1,040,000 from $3,222,000 for the nine month period ended September 30, 2006. The decrease was due to the shut-down of our internal research laboratory in December 2006. During the nine month period ended September 30, 2007, we recorded retention bonuses of $12,000 which were paid to non-executive employees in May 2007 and severance totaling $404,000 for headcount reductions.

All operations in the Research area were terminated in June 2007. During the remainder of 2007, we anticipate that we will not incur any material costs in the research area with the exception of costs related to the upkeep of our mice population at an offsite facility.

General and Administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

General and administrative expenses increased 33.2% to $2,072,000 during the three month period ended September 30, 2007 from $1,556,000 for the three month period ended September 30, 2006. The increase in general and administrative expenses resulted primarily from severance benefits incurred upon the reduction in headcount in July, 2007. During the three month period ended September 30, 2007, we recorded severance expenses totaling $1,138,000 for headcount reductions, legal and patent costs totaling $303,000 to pursue a strategic transaction and maintain our patent portfolio and salaries and related fringes of $187,000. We also recorded rent expense of $251,000 for our corporate headquarters at 155 Federal Street which included a charge to terminate the lease of approximately $220,000, which consisted of a payment of $330,000 offset by a reduction in accrued rent expense of approximately $114,000.

For the nine month period ended September 30, 2007, general and administrative expenses increased 2.0% to $5,391,000 from $5,287,000 for the nine month period ended September 30, 2006. The increase in general and administrative expenses primarily resulted from severance benefits incurred upon the reduction in headcount in July, 2007 offset by a reduction in Company’s operations. During the nine month period ended September 30, 2007, we recorded severance expenses totaling $1,168,000 for headcount reductions, legal and patent costs totaling $1,139,000 to pursue a strategic transaction and maintain our patent portfolio, a loss for the impairment of fixed assets of $123,000 and retention bonuses, which were paid to non-executive employees, of $68,000 in May 2007.

During the remainder of 2007, we anticipate that general and administrative expenses will decrease depending on the strategic direction of the Company. We have recently terminated all but two employees in this area. We also retained certain members of our senior management team as part of a more variable-cost consultant team to assist us as we complete the proposed merger with DARA, or if the merger fails, to assist us in seeking a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise.

Non-Cash Stock Based Compensation

For the three month period ended September 30, 2007, we recorded a credit of non-cash stock-based compensation expense in accordance with SFAS No. 123R of $203,000 for stock options granted to employees and outside directors under our stock option plans, of which $56,000 was included in research and development expenses and $146,000 was included in general and administrative expenses. For the three month period ended September 30, 2006, we recorded non-cash stock-based compensation expense of $488,000 for stock options granted under our stock option plans, of which $262,000 was included in research and development expenses and $226,000 was included in general and administrative expenses.

For the nine month period ended September 30, 2007, we recorded non-cash stock-based compensation expense of $169,000 for stock options granted under our stock option plans, of which a credit in the amount of $186,000 was recorded in research and development expenses and a credit of $355,000 was recorded in general and administrative expenses. For the nine-month period ended September 30, 2006, we recorded non-cash stock-based compensation expense of $1,613,000 for stock options granted under our stock option plans, of which $778,000 was recorded in research and development expenses and $835,000 was included in general and administrative expenses.

Interest Income

Interest income includes interest earned on invested cash balances. During the three month periods ended September 30, 2007 and 2006, our investments consisted entirely of funds deposited in money market funds.

Interest income decreased 85.1% to $36,000 in the three month period ended September 30, 2007 from $241,000 in the three month period ended September 30, 2006. Interest income decreased 72.5% to $243,000 in the nine month period ended September 30, 2007 from $884,000 in the nine month period ended September 30, 2006. The decrease in interest income in both the three and nine month periods resulted primarily from a lower average cash balance.

Net loss

As a result of the foregoing, we incurred a net loss of $2,410,000, or $0.06 per common share, for the three month period ended September 30, 2007 compared to a net loss of $7,856,000, or $0.24 per common share, for the three month period ended September 30, 2006 and a net loss of $10,971,000, or $0.29 per common share, for the nine month period ended September 30, 2007 as compared to a net loss of $23,028,000, or $0.70 per common share, for the nine month period ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity were cash and cash equivalents which totaled $2,311,000.

During the nine month period ended September 30, 2007, our cash and cash equivalents decreased $7,487,000 as compared to December 31, 2006.

During the nine month period ended September 30, 2007, the decrease in net cash used in operations resulted primarily from a net loss of $9,656,000. Included in the net loss for the nine month period ended September 30, 2007 were non-cash stock-based compensation of $169,000, an impairment charge of $123,000 and depreciation of $76,000. Restricted cash decreased by $300,000 to $0 due to the termination of our lease for our corporate headquarters at 155 Federal Street effective July 31, 2007. Prepaid expenses, deposits and other assets, net, decreased $1,418,000 for the nine month period ended September 30, 2007, resulting primarily from a refund of prepaid costs we received from a clinical testing vendor when we terminated services for our clinical trials and an adjustment to the amount due to us from our clinical management organization for which payment was received in July 2007. Offsetting these decreases were insurance premiums paid. Our unbilled receivable decreased by $3,000 and accounts payable and accrued expenses decreased $2,998,000 during the nine month period ended September 30, 2007, resulting primarily from the payment of the majority of clinical and manufacturing related expenses for our Phase 3 clinical program, offset somewhat by an increase in contractual severance benefits incurred but not yet paid.

During the nine month period ended September 30, 2007, we received $8,500 from the sale of a piece of laboratory equipment.

Our financing activities provided net cash of $4,384,000 for the nine month period ended September 30, 2007, primarily related to the registered direct offering (the “Offering”) from the sale of 6,523,776 shares of our common stock at a price of $0.73 per share. Gross proceeds from the February 7, 2007 Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the Offering totaling approximately $85,000, net proceeds to us were $4,391,000. We also received $4,000 from the exercise of stock options during the nine month period ended September 30, 2007.

Capital Resources

At September 30, 2007, we had $2,311,000 in cash and cash equivalents. We currently anticipate that our existing capital resources will be sufficient to allow us to maintain our current and planned operations into the first quarter of 2008 and the completion of the proposed merger with DARA. Our cash balance at September 30, 2007, and amounts we would receive, were we to liquidate all of our assets, after taking into account all anticipated uses of the cash, may not be sufficient to pay all amounts on or in respect of our obligations when such amounts are required to be paid. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm in connection with our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our expectations regarding our rate of spending and the sufficiency of our cash resources over future periods are forward-looking statements. Our funding requirements are dependent on our ability to seek a buyer or partner for our technology and related intellectual property and other assets. Effective July 25, 2007, we terminated all but two of our employees. We have retained certain members of our senior management team as consultants as part of a more variable-cost consulting team to assist us in completing the proposed merger with DARA, or, if the merger fails, to seek a buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise. On July 31, 2007, we terminated our lease at 155 Federal Street for a substantially smaller temporary location. Given our limited staff and resources, if we are unable to successfully complete the merger with DARA, we may not be able to locate a buyer or partner for the purposes of effectuating another strategic transaction. Although we currently retain control over our intellectual property portfolio, we cannot make any assurances that these assets have or will continue to have any value. This uncertainty as to the value of our intellectual property portfolio and other assets may prevent us from locating another buyer or partner for the purposes of enacting another strategic transaction if the DARA merger cannot be successfully completed.

If our proposed merger with DARA fails, and our attempts to find another buyer or partner for our technology and related intellectual property and assets fail, and if no other strategic transaction can be effectuated, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code. In the event we do file for Chapter 11 protection, we will most likely not be able to raise any type of funding from any source. Upon filing for Chapter 11 protection, we will not meet the minimum standards required for remaining listed on the NASDAQ Capital Market. If we are delisted, our stock would no longer be tradable on the NASDAQ Capital Market.

Contractual Obligations

As of September 30, 2007, we had future payments required under contractual obligations and other commitments approximately as follows:

	Payments Due By Year
	Q4 2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	$20,000	$25,000	$13,000	$13,000	$12,000	$—	$83,000
Capital Leases	—	—	—	—	—	—	—
Licensing Obligations	—	10,000	10,000	10,000	10,000	8,000	48,000

Total Future Obligations	$20,000	$35,000	$23,000	$23,000	$22,000	$8,000	$131,000

(1)	On July 26, 2007, the Company reached an agreement with its landlord, KNH Realty Trust (“KNH”) to terminate the lease for its corporate offices at 155 Federal Street in Boston, Massachusetts (the “Termination Agreement”) effective July 31, 2007. The Termination Agreement provides for a one time payment of $330,000 by the Company to KNH in consideration of releasing the Company from all of its obligations under its lease, dated as of March 16, 2005, the term of which otherwise ran until July 1, 2010. The one-time payment will be recorded by the Company in the third quarter of 2007. In addition, the Company agreed to transfer ownership of all of its furniture, office equipment and leasehold improvements to KNH, all of which were written down to zero at June 30, 2007.

If we are able to complete the proposed merger with DARA or another strategic transaction, additional severance and related fringes in the amount of approximately $1,240,000 will be paid to certain former executives of Point in accordance with their employment contracts. At September 30, 2007, we have recorded this amount as a liability on our Consolidated Balance Sheet.

In addition, in accordance with the license agreement between us and Tufts University School of Medicine (“Tufts”), we are required to make payments totaling $250,000 to Tufts upon marketing application of the first licensed product and marketing approval of the first licensed product. We are also required to pay a royalty based on future sales of products covered under the license agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our proceeds to date have been invested in money market funds that invest primarily in short-term, highly-rated investments, including U.S. Government securities, commercial paper and certificates of deposit guaranteed by banks. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio. Declines in interest rates would reduce our interest income while increases in interest rates would increase our interest income. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in internal controls. Effective July 25, 2007, we terminated all but two of our employees. We currently utilize some of the recently terminated employees as part of a more variable-cost consulting team. Due to this workforce reduction, the effectiveness of the disclosure control procedures for financial reporting may be limited and it may be difficult for us to maintain effectiveness in our internal controls over financial reporting in future periods.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There is no guarantee that we will be able to complete proposed merger with DARA

On October 9, 2007, we entered into a definitive agreement to merge with DARA. Pursuant to the Merger Agreement, DARA will merge with DP Acquisition Corp., our newly formed subsidiary, with DARA surviving as our wholly-owned subsidiary. After giving effect to the merger, DARA stockholders will hold 96.4% of our outstanding shares of common stock on a fully-diluted basis, and we will change our name to DARA BioSciences, Inc. and be based in Raleigh, North Carolina. The Merger is subject to a number of conditions, including approval by both our stockholders and the stockholders of DARA. There is no assurance that the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If we are unable to complete the proposed merger with DARA, we will either need to complete another strategic transaction or file for bankruptcy protection. In addition, if we fail to complete the proposed merger with DARA, we may be required to repay DARA any amounts borrowed from them under our Loan and Security Agreement.

We may be forced to completely wind-down our operations and cease to exist as an operating company

At September 30, 2007, we had unrestricted cash of approximately $2.3 million. Our unrestricted cash balance is projected to only allow us to maintain our current and planned operations into the first quarter of 2008. Our current position, combined with the cash we would potentially receive were we to liquidate all of our assets, after taking into account all anticipated sources and uses of cash, may not be sufficient to pay all of our obligations when such amounts are required to be paid. This condition raises substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm in connection with our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In addition, in May 2007, our Independent Data Monitoring Committee recommended stopping our two Phase 3 talabostat studies in patients with advanced non-small cell lung cancer (“NSCLC”) due to neither the primary endpoint of median progression-free survival nor the secondary endpoint of overall survival demonstrating improvement over the placebo groups. Also, in the talabostat combination trial with docetaxal (Taxotere®: sanofi-aventis), the talabostat arm of the study demonstrated significantly lower overall survival than the placebo arm. As a result of these interim results, the U.S. Food and Drug Administration (the “FDA”) has put our talabostat clinical program on hold. Our failure to achieve favorable results precludes us from continuing our talabostat clinical program at this point in time. We have ceased funding our research and development efforts for talabostat, and we will not likely seek to raise future capital for operating purposes.

We have drastically reduced the scope and size of our facility and staff, and our efforts to complete our proposed merger with DARA or to find another buyer or partner for our technology and related intellectual property and assets, in bankruptcy or otherwise, may be unsuccessful

Effective July 25, 2007, we terminated all but two of our employees. We plan to utilize some or all of the recently terminated employees as part of a more variable-cost consulting team to assist us as in completing the proposed merger with

DARA, or, if the merger fails, to seek another buyer or partner for our technology and related intellectual property and other assets, in bankruptcy or otherwise. In addition, on July 31, 2007, we terminated our lease at 155 Federal Street in Boston, Massachusetts for a substantially smaller temporary location at 70 Walnut Street in Wellesley Hills, Massachusetts. Given our lack of staff and resources, together with the FDA placing a clinical hold on our lead pharmaceutical product candidate, talabostat, we may be unable to successfully locate a buyer or partner for the purposes of effectuating a strategic transaction. Although we currently retain control over our intellectual property portfolio, we cannot make any assurances that these assets have or will continue to have any value. This uncertainty as to the value of our intellectual property portfolio and other assets may prevent us from successfully locating a buyer or partner for the purposes of enacting a strategic transaction if the proposed merger with DARA fails.

If our merger with DARA fails, and attempts to find another buyer or partner for our technology and related intellectual property and assets fail, and if no other strategic transaction can be completed, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code

If we cannot complete the merger with DARA and attempts to find another buyer or partner for our technology and related intellectual property and assets fail and if no other strategic transaction can be effectuated, we will likely file for federal bankruptcy protection under Chapter 11 of the Bankruptcy Code. In the event we do file for Chapter 11 protection, we will most likely not be able to raise any type of funding from any source. Upon filing for Chapter 11 protection, we would not meet the minimum standards required for remaining listed on the NASDAQ Capital Market. If we are delisted, our stock would no longer be tradable on the NASDAQ Capital Market.

Although we have entered into an agreement to merge with DARA and have previously been engaged in discussions with additional potential purchasers or strategic partners, we cannot guarantee that a transaction will occur within the time frame necessary to avoid having to file for Chapter 11 bankruptcy protection within the coming weeks. The situation is dynamic, and our prospects for consummating a transaction could suddenly change; no assurances can be made that such a transaction can or will occur in time.

Provisions of our merger agreement with DARA may deter alternative strategic transactions

The Merger Agreement with DARA prohibits us from soliciting, initiating, encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. If the Merger Agreement is terminated and we seek another business combination, we cannot assure stockholders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the merger with DARA, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement.

If the proposed merger with DARA is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock

If the merger with DARA is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and consultants. If the merger with DARA is not completed, we will have incurred significant costs for which we will have received little or no benefit. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

Even if we do not file for Chapter 11 bankruptcy, we do not currently comply with certain NASDAQ’s Marketplace Rules and our stock may be delisted from the NASDAQ Capital market

Even if we do not file for bankruptcy, we are not currently in compliance with certain requirements for continued listing on the NASDAQ Capital Market. On March 8, 2007, we were notified by the Listing Qualification Department of the NASDAQ Stock Market that we had failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Capital Market set forth in Marketplace Rule 4310(c)(4) because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days and were given until September 4, 2007, to regain compliance. On September 12, 2007, we received a staff determination letter from the Listing Qualifications Department notifying us that we had failed to regain compliance with the applicable rule and that trading of our common stock on the NASDAQ Capital Market would be suspended at the opening of business on September 21, 2007 unless we requested an appeal of the determination. Within the September letter, the NASDAQ staff also indicted its belief that we constituted a public shell and that such determination served as an additional basis to delist our securities from the NASDAQ Capital Market. On September 19, 2007, we timely requested a hearing before NASDAQ’s Listing Qualification Panel (the “Panel”, which stayed the delisting determination pending results of the hearing. We attended a hearing with the Panel on November 1, 2007 and are currently awaiting the Panel’s written decision. If the Panel does not grant us an exception to gain compliance with the applicable NASDAQ listing requirements, our shares will be delisted which would have a material adverse effect on the trading price, volume and marketability of our common stock.

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

Under Marketplace Rule 4300, NASDAQ has broad discretionary authority over the continued listing of securities on the NASDAQ stock market. If the Panel does not grant us an extension for 90 days to complete the merger with DARA, our shares will be delisted, which could result in a material adverse effect on the trading price, volume and/or marketability of our common stock. Even if the Panel grants us the requested extension, we will be delisted on January 30, 2008 unless we regain compliance with the NASDAQ rules by that date, the merger with DARA is completed and DARA has been separately granted a NASDAQ Capital Market listing as a result of its own initial listing application, or unless we receive a further extension of time from NASDAQ.

If we complete the proposed merger with DARA, our current stockholders will face dilution

The issuance of shares of our common stock to DARA stockholders in the merger will substantially reduce the percentage interests of our stockholders. Pursuant to the Merger Agreement, in exchange for their shares of DARA common and preferred stock, current DARA stockholders will be issued shares of our common stock in an amount so that following the closing of the merger, DARA stockholders will collectively own 96.4% of our outstanding common stock, on a fully diluted basis. As a result, our current stockholders will collectively own 3.6% of our common stock after completion of the merger. The issuance of shares of our common stock to DARA stockholders and to holders of assumed options and warrants in the merger will cause a significant reduction in the relative percentage interest of our current stockholders in our earnings, if any, voting power, liquidation value and market capitalization.

Our stock price could be volatile and our trading volume may fluctuate substantially

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.03 to a high of $4.15 in the two-year period ended November 6, 2007. Many factors could have a significant impact on the future price of our common stock, including:

•	our inability to close the proposed merger with DARA or find another buyer or partner for our technology and related intellectual property and assets;

•

information regarding DARA’s strategy and operations that has been publicly disclosed but which may not be as comprehensive or complete as information otherwise publicly disclosed by an SEC-reporting company;

•	our filing for protection under Chapter 11 of the Bankruptcy Code;

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	maintenance of our existing licensing agreement with Tufts;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	degree of trading liquidity in our common stock; and

•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. For the three month period ended November 6, 2007, the daily trading volume for shares of our common stock ranged from 102,000 to 49,928,000 shares traded per day, and the average daily trading volume during such three month period was 2,548,000 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

If Tufts University School of Medicine terminates our license our intellectual property portfolio would have little value which could prevent us from successfully locating a buyer or partner for the purposes of effectuating a strategic transaction

We license key technology, including the rights to talabostat, from Tufts. The underlying license for this technology terminates on the later of the expiration date of the last-to-expire patents, or 20 years from the date of initial commercial sale of the licensed product. Pursuant to the terms of the license, Tufts has the right to terminate the license prior to expiration of the term upon a material breach of the license by us, our ceasing to do business or becoming insolvent, or our failure to sell a licensed product in the U.S. market by May 2011. If we do not meet certain clinical development, regulatory and commercialization milestones prior to May 2011, it is possible that Tufts could seek to terminate or modify the terms of the license, in which case, our intellectual property portfolio would have little value which could prevent us from successfully locating a buyer or partner for the purposes of effectuating a strategic transaction. We also have no assurance that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, the necessary rights to such technology, or the finances required, in each case, to develop and commercialize potential products.

We may fail to adequately protect or enforce our intellectual property rights, and our products and processes may infringe the intellectual property rights of others

Protection of our compounds and technology owned or licensed by us is essential to our business. Our policy is to protect our technology by, among other things, filing or causing to be filed on our behalf patent applications for technology relating to the development of our business. We own or have licensed 22 issued U.S. patents and 14 pending U.S. patent applications. Most of these patents and patent applications relate to our oncology and diabetes technologies. If regulatory extensions are not taken into account, one U.S. patent and one application expire in 2011; one U.S. patent expires in 2012; and the remaining patents and applications expire in 2016 and beyond. We also own or have licensed foreign patents and patent applications corresponding to most of the U.S. patents and patent applications. It is possible that no patents will be issued on our pending patent applications, and it is possible that our patent claims, now or in the future issued, will not be sufficient to protect our products and technology, will not be sufficient to provide protection against competitive products, or otherwise will not be commercially valuable. Any patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable.

To date, we have not received any communications from third parties, nor are we aware of any claims by third parties that our use of talabostat or any of our other activities infringe upon the patent or other proprietary rights of any third party. However, we have no assurance that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business. We from time to time engage in discussions with Tufts, other licensors, vendors and other parties about the scope and enforceability of our contractual rights that may include utilization of dispute resolution procedures contained in applicable agreements. Otherwise, we have not notified any third party that they are infringing any of our proprietary rights.

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

Our current and former employees, consultants and advisors were required to enter into written confidentiality agreements that prohibit the disclosure or use of confidential information. We also have entered into written confidentiality agreements that are intended to protect our confidential information delivered to third parties for research and other purposes. However, these agreements could be breached, and we may not have adequate remedies for any breach, or our trade secrets and proprietary information could otherwise become known or be independently discovered by others. We have not notified any person of a violation of a confidentiality agreement that has materially harmed our business.

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

Item 6.	Exhibits

Exhibit Number	Description
10.01	Consulting agreement by and between the Company and Donald R. Kiepert, Jr. dated as of July 26, 2007.

10.02	Consulting agreement by and between the Company and Michael P. Duffy dated as of July 26, 2007.

10.03	Consulting agreement by and between the Company and Barry Jones dated as of July 26, 2007.

10.04	Consulting agreement by and between the Company and Richard N. Small dated as of July 26, 2007.

31.1	Certification of Donald R. Kiepert, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

31.2	Certification of Richard N. Small pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT THERAPEUTICS, INC.

Date: November 9, 2007	By:	/s/ DONALD R. KIEPERT, JR.
Donald R. Kiepert, Jr.
Principal Executive Officer

POINT THERAPEUTICS, INC.

Date: November 9, 2007	By:	/s/ RICHARD N. SMALL
Richard N. Small
Principal Financial Officer