Form 10-K
period 2007-12-31
DARA BioSciences, Inc.
filed 2008-03-31
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23776

DARA BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3216862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 160 Raleigh, North Carolina	27615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 872-5578

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, and/or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $4,999,000.

The number of shares outstanding of the Registrant’s common stock as of March 24, 2008 was approximately 27,230,283.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations. Forward-looking statements may address the following subjects: results of operations; development of drug candidates; operating expenses, including research and development expense; capital resources and access to financing; and results of clinical trials. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in Part I, Item 1A — Risk Factors.

You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). Except as required by law, we undertake no obligation to update any forward-looking statements.

In this Form 10-K, we refer to information regarding potential markets for our drug candidates and other industry data. We believe that all such information has been obtained from reliable sources that are customarily relied upon by companies in our industry. However, we have not independently verified any such information.

PART I

Item 1.	Business.

Former Business of the Company

We use the term “Point” to describe our business prior to the merger transaction between Point Therapeutics, Inc. (“Point”) and DARA BioSciences, Inc. (“DARA”) completed on February 12, 2008. From May 1997 to May 2007, Point developed a family of dipeptidyl peptidase inhibitors for oncology and type 2 diabetes.

Point studied its lead product candidate, talabostat, in a number of human clinical trials as a potential therapy in late-stage cancers. In May 2007, interim clinical results caused Point’s Independent Data Monitoring Committee to recommend stopping Point’s most advanced clinical trials, its two Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. Subsequently, the talabostat clinical development program was put on clinical hold by the FDA. Point has also studied talabostat in several Phase 2 trials, including as a single-agent in metastatic melanoma, in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia and in combination with gemcitabine in Stage IV pancreatic cancer as well as in combination with docetaxel in non-small cell lung cancer.

Due to cash limitations, Point stopped funding any internal research or clinical operations as of June 2007. Point also took steps to reduce operating costs which resulting in restructuring charges of approximately $2,243,000 during 2007. As part of that restructuring, in July 2007 Point reached an agreement with the landlord to terminate the lease for its corporate offices at 155 Federal Street in Boston, Massachusetts effective July 31, 2007. Under this agreement Point made a one time payment of $333,000 in consideration for release of all its obligations under the lease. Point also reduced its work force from 33 employees to 8 employees in June 2007 and terminated all but two employees in July 2007. Point recorded approximately $1,785,000 for severance benefits related to these workforce reductions. Point also wrote down and sold its assets, principally consisting of computers, office furniture and equipment, and leasehold improvements, no longer in use and recorded an impairment charge of approximately $125,000. These charges are considered to be one time charges to the operations and no further charges related to this restructuring are expected in future operations.

Merger Transaction

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (the “Company”), completed the merger transaction contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development-stage pharmaceutical company (“DARA”).

As a result of the transaction, Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the merger, the Company changed its name to DARA BioSciences, Inc.

The combination will be accounted for as a reverse merger and not a business combination, and as such, historical financial information included in our future filings with the SEC will be the financial information of DARA as the accounting acquirer in the merger. However, since the merger was consummated after the end of the period covered by this report, the historical financial information included in this report is that of the Company prior to the merger and not that of DARA. Included in Point’s historical financial statements are non-recurring charges totaling $291,000 consisting primarily of $248,000 in legal fees and $43,000 in accounting costs related to the merger transaction.

In this report, “the Company,” “we,” “us” and “our” refer to DARA BioSciences, Inc. and its subsidiaries.

Overview

We are a Raleigh, North Carolina-based development stage pharmaceutical company that acquires promising therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale to pharmaceutical companies. We focus our therapeutic development efforts on small molecules from late preclinical development through Phase 2 clinical trials. We continue to build a diverse pipeline including candidates for the treatment of metabolic diseases including type 2 diabetes, pain (neuropathic), and dermatological disorders including psoriasis.

Our management team advances product candidates through clinical development, potentially yielding commercially and medically attractive therapeutics. Our strategy is designed to meet the needs of midsize and large pharmaceutical companies to fill their product pipelines. The development and liquidity strategy for product candidates varies according to market conditions, stage of development, and competitive market dynamics.

We are engaged in the development and commercialization of novel pharmaceuticals for the treatment of diseases with unmet medical solutions. Our therapeutic candidate for the treatment of neuropathic pain in cancer patients is currently in clinical development. Three orally-delivered candidates, each acting through different mechanisms, are in preclinical development for the treatment of type 2 diabetes and one candidate is in preclinical development for the topical treatment of psoriasis.

To best manage our risks, we utilize a stringent due diligence process anchored by knowledge of a drug or technology candidate’s attributes that will most likely yield commercial success. Our due diligence, development, and commercial expertise help us identify drug candidates to pursue. We then conduct focused research to improve the probability of clinical and commercial success.

Compounds/Programs

A recently signed license agreement with Bayer Pharmaceuticals grants us exclusive worldwide rights to a series of patents and compounds for the treatment of metabolic diseases, including type 2 diabetes and dyslipidemia, expanding our current product candidate pipeline for metabolic diseases. We are currently conducting a Phase 2 trial in neuropathic pain and are in late stage pre-clinical development with a number of programs in our pipeline. The below table sets forth our current compounds/programs, their target indications and the projected market size for the applicable lead indications. We can give no assurances that our current compounds/programs will gain FDA approval or that even with FDA approval for such drugs would capture meaningful market share for the stated indications.

Compound/Program	Target Indication(s)	Projected Market Size, Lead Indication Only
KRN5500	Neuropathic Pain	$7.0B	(2016)
DB160	Type 2 Diabetes	$30.0B	(2014)
DB959	Type 2 Diabetes, Dyslipidemia	$30.0B	(2014)
DB900	Type 2 Diabetes, Dyslipidemia & Inflammatory Diseases	$30.0B	(2014)
DB200	Topical for Psoriasis	$3.9B	(2011)

Point also studied talabostat in a number of human clinical trials as a potential therapy in late-stage cancers. In May 2007, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration (“FDA”) as a result of interim clinical results related to Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. We are currently evaluating talabostat for further study in other potential therapeutic uses, such as melanoma.

Investments

Prior to the merger, DARA made investments in several companies. As a result, we currently hold investments in the following companies:

•

Surgi-Vision has developed “real-time” Visual Functional MRI Technology. The company is targeting clinical solutions in two areas: MR-Guided Deep Brain Stimulation (DBS) and Cardiac Ablation to treat Atrial Fibrillation.

•	Medeikon Corporation has identified unmet needs in the diagnostics of several types of CVD that can be addressed with their core technology.

•	Alynx Corporation is developing products primarily for use by musculoskeletal specialists in both surgical and non-surgical therapy.

Competition

The markets for our products are competitive and the intensity of competition is expected to increase. We primarily compete with other pharmaceutical companies, biotechnology companies and other research and academic institutions. Some of these companies and institutions have substantially greater financial and other resources and development capabilities than we have and have substantially greater experience in undertaking pre-clinical and clinical testing of products. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we compete with other companies in acquiring rights to products or technologies from universities and other research institutions. Because of these factors, we seeks to develop products that are more effective or otherwise have the potential to achieve greater market acceptance than competitive products.

Intellectual Property

Patent Portfolio

Our patent-related intellectual property categorized by individual drug development programs is summarized below.

•

KRN5500 – three issued U.S. patents and related foreign patents and one pending U.S. patent application with corresponding foreign patent applications related to compounds and use of spicamycin and derivatives and analogs thereof (“KRN5500”) for treating pain.

•	DB160 – one pending U.S. patent application with corresponding foreign patent applications related to DB160, derivatives, analogs and use for treating type 2 diabetes and other diseases.

•

DB959 and DB900 – two issued U.S. patents and related foreign patents and four pending U.S. patent applications with corresponding foreign patent applications related to compounds and use for treating type 2 diabetes and other diseases.

•	DB200 – one pending U.S. patent application with corresponding foreign patent applications related to DB200, derivatives, analogs and use for treating psoriasis and other dermatological conditions.

•

Other – one pending U.S. patent application with corresponding foreign patent applications related to dermatological use of a class of compounds targeting a specific enzyme. One pending U.S. patent application with corresponding foreign patent applications related to Intranasal Administration of Modulators of Hypothalamic ATP-Sensitive Potassium Channels and Glucose Production. One pending U.S. patent application with corresponding foreign patent applications related to Agents and Methods for Administration to the Central Nervous System. One pending U.S. patent application with corresponding foreign patent applications related to Glucose Production and Hypothalamic Amino Acid Metabolism. One pending U.S. patent application with corresponding foreign patent applications related to Agents and Methods for Reducing Protein Tyrosine Phosphatase 1B Activity in the Central Nervous System.

Additionally, we own eight issued U.S. patents, twelve pending U.S. patent applications and corresponding foreign patents or patent applications in the major commercial markets, including North America, Europe and Japan relating to technologies developed by Point. Among these are patents or patent applications relating to treatment of cancer using talabostat as a single agent or combinations of talabostat with other anti-tumor agents, treatment of hematopoietic disorders, and treatment of infectious diseases in combination with antigens, as well as patents and patent applications covering our cyclic compositions.

The license from Tufts University School of Medicine (“Tufts”) (as described below) includes eight issued U.S. patents, four pending U.S. patent applications and, except for U.S. Patent No. 4935493 which expired in 2007, corresponding foreign patents or patent applications in major commercial markets, including North America, Europe, and Japan. Among these are composition of matter patents or patent applications covering our talabostat stereoisomer.

Licenses

We have licensed exclusive worldwide rights to compounds acting as DPP-IV inhibitors for the treatment of type 2 diabetes and other metabolic diseases from Nuada LLC. This license was acquired December 22, 2006.

We have licensed exclusive worldwide rights to compounds from Kirin Pharmaceuticals of Japan for the treatment of pain and central and peripheral nervous system conditions or diseases and from Massachusetts General Hospital for use in treating neuropathic pain. Kirin maintains rights in Australia, New Zealand and Asia. This license was acquired July 1, 2004.

We have licensed exclusive worldwide rights to compounds from Bayer Pharmaceuticals, Corp. for the treatment of metabolic diseases, including type 2 diabetes. The license has no restrictions on disease indications for therapeutic use. Bayer retains certain commercialization rights. This license was acquired October 8, 2007.

We have licensed exclusive worldwide rights to a boroproline family of small molecule compounds, including talabostat, from Tufts. We entered into this license agreement in May 1997. The Tufts license agreement remains in effect until the later of the date of the last-to-expire patents, or 15 years from the date of initial commercial sale of a licensed product. Tufts also has the right to terminate the license if no licensed product is sold in the United States by May 2011.

Governmental Regulation

Our research, development, pre-clinical and clinical trials of most of our intended products are subject to an extensive regulatory approval process by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies in the U.S. and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown products or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal sanctions. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow it to enter into supply contracts and criminal prosecution.

Even if our proposed products are approved for market, we will be subject to continuing regulation. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S. including labeling regulations, Good Manufacturing Practices (“GMP”) requirements, adverse drug experience regulation, and the FDA’s regulations regarding promoting products for unapproved or “off-label” uses.

In addition, failure to comply with applicable international regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances.

Research and Development Activities

Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development costs include personnel costs, clinical and related drug manufacturing and testing costs, laboratory and animal supplies, outside services and contract laboratory costs.

Employees

We currently have eight full-time employees and two part-time employees.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at www.darabiosciences.com. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

Item 1A.	Risk Factors.

Our stock price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may continue to be extremely volatile. Many factors could have a significant impact on the future price of our common stock, including:

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	the degree of trading liquidity in our common stock; and

•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

Our limited operating history may make it difficult to evaluate our business to date and our future viability.

We are in the early stage of operations and development and have only a limited operating history on which to base an evaluation of our current business and prospects. In addition, our operations and development are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug development technology and the competitive and regulatory environment in which we operate or may choose to operate in the future.

We are unable to predict whether our research and development activities will result in any commercially viable products or procedures.

The product candidates we have in-licensed have had only limited research in the fields of use that we are presently intending to commercialize. We will have to undertake extensive research and testing to determine the safety and effectiveness of their proposed uses. All of our product candidates will require testing and regulatory clearances. Accordingly, the products we are developing are not presently commercially ready for sale, nor may they ever ready for sale. The successful development of any products is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude us from marketing them; or third parties market a superior or equivalent product. We are unable to predict whether our research and development activities will result in any commercially viable products or procedures. Further, due to the extended testing and regulatory review process required before marketing clearances can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

We expect to continue to incur losses.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Our losses are likely to be primarily attributable to personnel costs, working capital costs, research and development costs, brand development costs and marketing and promotion costs. We may never achieve sustained profitability.

Our business depends on collaborative arrangements.

Our strategy requires us to enter into licenses or other alliances, and also to make dispositions of products that have reached a certain level of clinical development. We may be unable to identify profitable applications for our product candidates or demonstrate the potential benefits and are unable to predict whether our product candidates will be accepted. We may not be able to continue licensing or other partnering arrangements, and any such arrangements, even if completed successfully, may not be on terms favorable to us, may not perform as expected, may result in unexpected liabilities and may never contribute significant revenues or cash flow. We depend to a significant extent on the expertise and dedication of sufficient resources by our licensors, licensees, research and development, or corporate partners to develop and commercialize products. Each individual licensor, licensee or corporate partner will control the amount and timing of resources devoted by it to these activities. Moreover, the success of any such licenses or other alliance depends in part upon such partners’ own competitive, marketing and strategic considerations, including the relative advantages of alternative products and technologies being developed or marketed by such partners. Corporate partners may pursue alternative technologies or develop products that are competitive with our products. If any such partners are unsuccessful in developing or commercializing our product candidates, its business, financial condition and results of operations would be materially and adversely affected. Disputes may arise between us and one or more of our collaborative partners regarding their respective rights and obligations under collaborative arrangements. In such an event, we may be required to initiate or defend expensive litigation or arbitration proceedings or to seek and attempt to reach agreement with another collaborative partner. We may not be able to resolve successfully a dispute with a collaborative partner or to enter into a satisfactory arrangement with a replacement collaborative partner.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success depends largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. We currently have only eight full-time employees and two part-time employees. The loss of members of managerial, sales or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain management, particularly the President and Chief Operating Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.

Competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions is intense and expected to increase.

Competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions is intense and expected to increase. Many of these companies have substantially greater financial and other resources and development capabilities than we have and have substantially greater experience in undertaking pre-clinical and clinical testing of products. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we compete with other companies in acquiring rights to products or technologies from universities and other research institutions. There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us that would render our products and technologies less competitive or obsolete.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our success depends to a significant extent on our ability to obtain patent protection on technologies and products and preserve trade secrets and to operate without infringing the proprietary rights of others. There can be no assurance that any patent applications or patents we are able to license will afford any competitive advantages or will not be challenged or circumvented by third parties. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our potential products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. We intend to fully comply with the law in avoiding such infringements. However, within the drug development industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult. We may experience such claims or litigation initiated by existing, better-funded competitors. Court-ordered injunctions may prevent us from bringing new products to market, and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

We may be unable to manage growth effectively.

Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth to handle licensing and research and development activities. This expansion will place a significant strain on its management, operational and financial resources. To manage the expected growth of our operations and personnel, we must both improve our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We must also expand our finance, administrative and operations staff. Our current personnel, systems, procedures and controls may not adequately support our future operations. Our management may be unable to hire, train, retain, motivate and manage necessary personnel or identify, manage and exploit existing and potential strategic relationships and market opportunities.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors that may negatively affect our operating results:

•	the announcement or introduction of new services or products by our competitors;

•	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	our ability to attract and retain key personnel in a timely and cost effective manner;

•	technical or regulatory difficulties, including difficulties and delays associated with clinical development of drug products;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	regulation by federal, state or local governments and agencies, including the FDA; and

•	general economic conditions as well as economic conditions specific to the pharmaceutical industry.

As a result of our limited operating history with respect to our current business and the emerging nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in our competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast and may be volatile, which could cause the trading price for our common stock to be volatile.

We need to continue to develop our financial and reporting processes, procedures and controls to support our anticipated growth.

To comply with our public reporting requirements and manage the anticipated growth of our operations and personnel, we will be required to improve existing or implement new operational and financial systems, processes and procedures, and to expand, train and manage our employee base.

Our current and planned systems, procedures and controls may not be adequate to support our future operations.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

Government regulation of our business is extensive and drug approvals are uncertain, expensive and time-consuming.

Our research, development, pre-clinical and clinical trials, manufacturing and marketing of most of our intended products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, the combined company will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown products or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal sanctions.

Our business will always be strictly regulated by the federal and other governments, and there can be no assurance that we will remain in compliance with all applicable regulation.

Clinical testing, manufacture, promotion and sale of our proposed products are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products and criminal prosecution.

Even if our proposed products are approved for market, we will be subject to continuing regulation. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S. including labeling regulations, GMP requirements, adverse drug experience regulation and the FDA’s regulations regarding promoting products for unapproved or “off-label” uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

If the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability coverage.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products, such as undesirable side effects or injury during clinical trials. In addition, the use in our clinical trials of drugs that we or our potential collaborators may develop and the subsequent sale of these drugs by us or our potential collaborators may expose us to liability risks relating to these drugs.

We have obtained limited product liability insurance coverage for our clinical trials. Claims or losses in excess of any product liability insurance coverage, however, could have a material adverse effect on our financial condition.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

We will need additional financing.

We will need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all. We intend to finance our business, in part, through the private placement and public offering of equity and debt securities. We have historically financed our operations through working capital and from equity investments. In the event that we issue any additional equity securities, investors’ interests in the company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional equity securities, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in control.

When we need additional financing, we cannot provide assurance that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan;

•	take advantage of future opportunities, including synergistic acquisitions;

•	respond to customers and competition; or

•	remain in operation.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal property is our corporate headquarters located at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina. We lease this office space (7,520 square feet) under a lease agreement with The Prudential Insurance Company of America that has a term that runs through March 31, 2013.

Item 3.	Legal Proceedings.

As of March 24, 2008, we had no outstanding material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to the vote of our security holders during the quarter ending December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on the Nasdaq Capital Market, as adjusted for the one-for-forty stock split which occurred on February 12, 2008 in connection with the merger transaction between Point and DARA.

	High ($)	Low ($)
2007
First Quarter	51.20	14.40
Second Quarter	22.80	4.00
Third Quarter	5.60	1.20
Fourth Quarter	21.20	1.60
2006
First Quarter	148.00	108.80
Second Quarter	146.00	91.20
Third Quarter	104.00	47.20
Fourth Quarter	68.80	33.20

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On March 24, 2008, the last reported sale price of our common stock on The Nasdaq Capital Market was $3.39 per share. On March 24, 2008, there were approximately 370 holders of record of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

Merger Transaction

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (the “Company” or “Point”), completed the merger transaction contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “merger agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development-stage pharmaceutical company based in Raleigh, North Carolina (“DARA”).

In accordance with the merger agreement, immediately prior to the consummation of the merger the Company effected a reverse stock split of the Company’s common stock. Pursuant to this reverse stock split, each 40 shares of common stock of the Company issued and outstanding immediately prior to the merger was converted into one share of Company common stock. All share and per share information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been retroactively restated to effect the reverse stock split.

Pursuant to the merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the merger, the Company changed its name to DARA BioSciences, Inc.

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Point prior to the merger and not that of DARA.

Overview

We are a Raleigh, North Carolina-based development stage pharmaceutical company that acquires promising therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale to pharmaceutical companies. We are focused on having multiple programs in which we license compounds that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”), which is part of the process to get approval from the FDA for marketing a new prescription drug in the U.S., and that have several compounds besides the primary compound that can become the lead compound within the program. We do not intend to fully develop, obtain clearance from the FDA and then market the compounds we are developing. Our business strategy is to advance the development of our technologies from the stage we in-licenses the compound, typically at the pre-clinical stage of development, obtain FDA approval of an IND application, complete Phase 1 and Phase 2 clinical trial work and seek to license the compound or find a collaborative partner who would further the development of the compound and commercialize it. Key indicators to evaluate our success are how our programs advance through the drug development process and ultimately if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our programs. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

We currently have five programs with compounds in the areas of neuropathic pain, type 2 diabetes, dyslipidemia, and psoriasis. One of these programs, the psoriasis program is based on past work we did on a class of compounds for another use and which we believe to have properties applicable in treating psoriasis. We are developing this program internally, not through an acquired license from a third party. We previously evaluated several additional compounds that were licensed in 2004 and 2005 which we determined were not economically or commercially feasible to pursue and ceased work on three programs during 2006. Based on our present working capital, we believe that we have sufficient working capital to progress our existing programs through December 31, 2008, but that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license.

The present stage of development of each of our major programs is summarized below:

•	The neuropathic pain compound is presently in a Phase 2 clinical trial for its first application, which is expected to be completed in 2008.

•

The three lead compounds that each have a separate program for the indications of diabetes and dyslipidemia are in the pre-clinical development stage, and we expect to submit an IND application to the FDA during the next 24 months for all three compounds.

•	The psoriasis compound is in the pre-clinical stage, and we expect to submit to the FDA an IND application within the next 24 months.

We evaluate new technologies to broaden our portfolio of potential programs constantly and plan to continue to do so.

We recently relocated our facilities to a new office building and entered a lease agreement with a five year term for the property. The new facilities will accommodate future growth, including the anticipated hiring of two employees in the near future and our projected growth over the next five years.

We have not generated any revenue from operations to date.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial expenses, stock-based compensation and asset impairment and significant judgments and estimates. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

Effective January 1, 2006, Point adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R. SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense ratably over the requisite service period of the award. Point uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock. In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods. Please refer to Note 2—Summary of Significant Accounting Principles, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

DARA adopted the provisions of SFAS 123R using the prospective transition method. Under the prospective transition method non-public entities that previously applied SFAS 123 using the minimum-value method for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to the adoption (APB 25 intrinsic value method for DARA). All awards granted, modified or settled after the date of adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS 123R. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS 123 pro forma disclosures.

Asset Impairment

We account for asset impairments in accordance with FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the workforce reduction in 2007 recorded in accordance with FASB 146 and the subsequent negotiations regarding the termination of the lease for our corporate headquarters, we wrote down and sold assets we no longer in use in accordance with FASB 144. We recorded an impairment charge of approximately $125,000 for the impairment of computer, office furniture, office equipment and leasehold improvements for which we would not use or receive any compensation in the future. Offsetting the charge were net proceeds from the sale of our laboratory equipment and computers totaling $10,000, which resulted in a gain of approximately $1,700.

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the carrying value of property and equipment and the value of certain liabilities. Actual results may differ from such estimates.

Results of Operations

On February 12, 2008, Point completed a merger transaction pursuant to which it combined with DARA, a privately held development-stage pharmaceutical company. The combination will be accounted for as a reverse merger and not a business combination, and as such, historical financial information included in our future filings with the SEC will be the financial information of DARA as the accounting acquirer in the merger. However, since the merger was consummated after the end of the period covered by this report, the historical financial information included in this report is that of the Company prior to the merger and not that of DARA.

Years ended December 31, 2006, 2005 and 2004 (in thousands, except share and per share data)

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
Sponsored research revenue	$—	$439	$161	(100.0)%	172.7%

Total revenues	—	439	161	(100.0)	172.7
Research and development	5,877	24,031	18,246	(75.5)	31.7
General and administrative	6,430	6,826	5,195	(5.8)	31.4

Total operating expenses	12,307	30,857	23,441	(60.1)	31.6
Loss from operations	(12,307)	(30,418)	(23,280)	(59.5)	30.7
Interest income	262	1,053	606	(75.1)	73.8

Net loss	$(12,045)	$(29,365)	$(22,674)	(59.0)%	29.5%

Net loss per common share, basic and diluted	$(12.47)	$(35.85)	$(39.30)	(65.6)%	(8.2)%

Weighted average common shares, basic and diluted	966,246	819,073	576,885	18.0%	42.0%

Revenues

Point did not recognize any revenue for the year ended December 31, 2007. Point recorded revenue totaling $439,000 for the year ended December 31, 2006 as a result of a $600,000 Orphan Drug Grant which partially funded its Phase 2 clinical trial in patients with CLL (the “Grant”). Point recorded revenue totaling $161,000 for the year ended December 31, 2005 as a result of the Grant. No revenues are anticipated from the Grant in future periods.

Operating Expenses

Research and development

During the years ended December 31, 2007, 2006 and 2005, almost all of Point’s research and development efforts were focused on the preclinical and clinical development of talabostat for the treatment of solid tumors, hematologic malignancies and hematopoietic disorders. Point had no other material research and development programs during this time period and thus the expenses disclosed for research and development in its financial statements have primarily been directed towards developing talabostat, with the exception of approximately $5,000, $491,000 and $602,000 spent during 2007, 2006 and 2005, respectively, on external studies, primarily for the Company’s DPP inhibitor in preclinical development—PT-630 for type 2 diabetes.

In May 2007, interim clinical results caused Point’s Independent Data Monitoring Committee to recommend stopping the Company’s two Phase 3 talabostat studies for patients in advanced non-small cell lung cancer. Subsequently, the talabostat clinical development program was put on clinical hold by the FDA. Point also studied talabostat in several Phase 2 trials, including as a single-agent and in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia, and in combination with gemcitabine in Stage IV pancreatic cancer.

	(in thousands)
	Year Ended December 31,			Annual Percent Change
Research and development	2007	2006	2005	2007/2006	2006/2005
Clinical and drug development	$4,806	$20,060	$14,529	(76.0)%	38.1%
Research	1,071	3,971	3,717	(73.0)%	6.8%

Total research and development	$5,877	$24,031	$18,246	(75.5)%	31.7%

Point’s research and development expenses decreased $18,154,000 or 75.5% to $5,877,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 and increased $5,785,000 or 31.7% to $24,031,000 for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Clinical and drug development: Point’s clinical and drug development expenses include costs of drug development and conducting clinical trials. Such costs include costs of personnel (including salary, fringe benefits, recruiting and relocation costs), drug supply and testing costs and facility expenses, including depreciation.

Point’s total clinical and drug development expenses decreased $15,254,000 or 76.0% to $4,806,000 in 2007 as compared to 2006 and increased $5,531,000 or 38.1% to $20,060,000 in 2006 as compared to 2005.

The decrease of $15,254,000 in 2007 as compared to 2006 was due to the termination of Point’s clinical program and the termination of all employees in this area during the second quarter of 2007. During 2007, Point recorded retention bonuses of $306,000 which were paid to non-executive employees in May 2007 and severance in the amount of $160,000 for headcount reductions in this area. In addition, during 2007 Point recorded non-cash stock compensation in accordance with SFAS No. 123R, Share Based Payment—An amendment of FASB Statement No. 123 and 95 (“SFAS No. 123R”) totaling $(203,000) in the clinical area.

The increase of $5,531,000 in 2006 as compared to 2005 related primarily to an increase in external clinical costs. Clinical trial expenses increased by $4,724,000 to $10,183,000 in 2006 as compared to 2005 due primarily to the costs incurred for Point’s ongoing Phase 3 clinical trials offset in part by savings related to the Company’s completed Phase 2 clinical trials. Manufacturing costs decreased by $976,000 to $3,445,000 in 2006 as compared to 2005 primarily due to the purchase of bulk drug, formulation and related testing to prepare for Point’s Phase 3 trials in 2005. During 2006, Point added eleven employees offset by six terminations during 2006 in the drug development area bringing total employees in this area to twenty-five and resulting in an increased salary and related fringe costs of $1,297,000 in 2006 as compared to 2005. During 2006, Point recorded severance totaling $130,000 related to 2 involuntary terminations which occurred in November 2006. In addition, during 2006 Point recorded non-cash stock compensation in accordance with SFAS No. 123R totaling $668,000 in the clinical area.

Research: Research includes expenses associated with research and testing of Point’s product candidates supporting the clinical development of talabostat and its other preclinical candidates prior to reaching the clinical development stage. Such expenses primarily include the costs of internal personnel, outside contractors, facilities, including depreciation, and lab supplies.

Point’s research expenses decreased $2,900,000 or 73% to $1,071,000 in 2007 as compared to 2006 and increased $254,000 or 6.8% to $3,971,000 in 2006 as compared to 2005.

The decrease of $2,900,000 in 2007 was due to the shut-down of Point’s internal research laboratory in December 2006. During 2007, Point recorded retention bonuses of $12,000 which were paid to non-executive employees in May 2007 and severance totaling $404,000 for headcount reductions. In addition, during 2007, Point recorded non-cash stock compensation in accordance with SFAS No. 123R totaling $17,000 in the research area.

The increase of $254,000 in 2006 was related primarily to non-cash stock compensation in accordance with SFAS No. 123R totaling $355,000. During 2006, Point added two employees offset by six terminations in December 2006 in the research area bringing total employees in this area to four and resulting in an increased salary and related fringe costs of $219,000 in 2006 as compared to 2005. In addition, during 2006, Point recorded severance totaling $74,000 related to six involuntary terminations which occurred in December 2006. Offsetting these increases were savings related to lab related supply purchases of $271,000 and external spending related to Point’s diabetes product candidate, PT-630, of $111,000.

General and administrative

General and administrative: General and administrative costs include the associated administrative costs required to support the clinical development and research efforts such as legal, finance and accounting, business development, investor relations and other administrative support functions.

Point’s general and administrative expenses decreased $396,000 or 5.8% to $6,430,000 in 2007 as compared to 2006 and increased $1,631,000 or 31.4% to $6,826,000 in 2006 as compared to 2005.

The decrease of $396,000 in 2007 related primarily to severance benefits incurred upon the reduction in headcount in July 2007 offset by a reduction in the Company’s operations. During 2007, Point recorded severance expenses totaling $1,151,000 for headcount reductions, legal and patent costs totaling $1,431,000 to pursue a strategic transaction and maintain its patent portfolio, a loss for the impairment of fixed assets of $125,000 and retention bonuses, which were paid to non-executive employees, of $78,000 in May 2007.

The increase of $1,631,000 in 2006 related primarily to non-cash stock-based compensation in accordance with SFAS No. 123R totaling $1,086,000 offset in part by non-cash compensation recorded in 2005 related to outside consultants totaling $292,000. During 2006, Point added one employee in the administrative area bringing total employees in this area to thirteen. In addition, higher bonuses and annual raises granted to employees, generally 5%, resulted in an increased salary and related fringe costs of $328,000 in 2006 as compared to 2005. Business development and related travel increased in 2006 as compared to 2005 by approximately $338,000 due to increased activity related to possible collaborations and other strategic transactions. Legal and patent costs increased by $191,000 due to strategic initiatives and an expansion and strengthening of Point’s patent portfolio. Investor relations costs increased by $112,000 resulting from the expansion of Point’s overall investor relations program.

Interest Income

Point’s interest income includes interest earned on invested cash balances. During the years ended December 31, 2007, 2006 and 2005, Point’s investments consisted entirely of funds deposited in money market funds.

Interest income decreased $791,000 or 75.1% to $262,000 in 2007 as compared to 2006 and increased $447,000 or 73.8% to $1,053,000 in 2006 as compared to 2005. The decrease in 2007 was due to lower cash balance in 2007 as compared to 2006. The increase in 2006 was due to a higher cash balance in 2006 as compared to 2005 due to the proceeds received from the sale of Point’s common stock in November 2005 and an increase in interest rates earned on invested cash during the year.

Stock-Based Compensation

On January 1, 2006, Point adopted SFAS No. 123R, using the modified-prospective method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee and director stock options and stock units outstanding and unvested as of and awarded after January 1, 2006. The total stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 was allocated as follows (in thousands):

	Year ended December 31,2007	Year ended December 31, 2006
Research and development	$(186)	$1,023
Selling, general and administrative	368	1,086

Total stock-based compensation expense	$182	$2,109

No amounts relating to stock-based compensation have been capitalized.

As of December 31, 2007, there was $72,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.86 years. The reversal of stock-based compensation noted in research and development in 2007 was attributable to the forfeiture and cancellation of both vested and unvested option awards associated with the reduction in the workforce in 2007.

Net loss

As a result of the foregoing, Point incurred a net loss of $12,045,000, or $12.47 per share, for the year ended December 31, 2007, a net loss of $29,365,000, or $35.85 per share, for the year ended December 31, 2006 and a net loss of $22,674,000, or $39.30 per share, for the year ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2007, Point’s principal sources of liquidity were its cash, cash equivalents and restricted cash which totaled $2,029,000. Point’s primary source of liquidity was proceeds from the sale of common stock. During the year ended December 31, 2007, Point received approximately $4,391,000 from the issuance of common stock. Following consummation of the merger transaction with DARA on February 12, 2008, we had total cash and cash equivalents of approximately $7,043,000. Taking into account transaction expenses of the merger, we believe we have sufficient capital resources to pursue our operations through the end of 2008. However, we will require additional funds to pursue our business plan. We are considering several strategic options to ensure the continued funding of our operations including potential sales of the Company’s securities. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and our ability to sell or license technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

The table below sets forth the key components of cash flow for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net cash used in operating activities	$(12,550)	$(28,295)	$(21,108)
Net cash provided by (used in) investing activities	$8	$(31)	$(249)
Net cash provided by financing activities	$4,772	$796	$44,779

Cash Flows during the Year ended December 31, 2007

During the year ended December 31, 2007, Point’s cash and cash equivalents decreased $7,769,000 as compared to December 31, 2006.

During the year ended December 31, 2007, net cash used in operations resulted primarily from a net loss of $12,045,000. Included in the net loss for the year ended December 31, 2006 were non-cash stock-based compensation of $182,000, depreciation of $83,000 and an impairment of fixed assets of $125,000. Prepaid expenses, deposits and other assets, net, decreased $1,642,000 for the year ended December 31, 2007 resulting primarily from a payment received from Point’s former clinical research organization the Company engaged for its clinical trials offset by services earned during 2007 and payments made for insurance in future periods. Restricted cash decreased by $300,000 relating to the termination of Point’s lease for its former corporate headquarters. Point’s unbilled receivables decreased by $3,000 during fiscal year 2007 relating to revenue recorded in 2006 of $3,000 received in the first quarter of 2007. Accounts payable and accrued expenses decreased $2,840,000 during the year ended December 31, 2007 resulting primarily from costs for Point’s Phase 3 clinical program accrued as of December 31, 2006 but paid during the year ended December 31, 2007.

Point’s investing activities provided cash of $8,000 during the year ending December 31, 2007 resulting from sale of laboratory equipment and computers.

Point’s financing activities provided net cash of $4,772,000 for the year ended December 31, 2007, primarily related to sale of 163,094 shares of Point common stock in the Offering. Gross proceeds from the Offering were $4,762,000. After placement agent fees of approximately $286,000 and other expenses related to the Offering totaling approximately $85,000, net proceeds to Point were $4,391,000. Point received $4,000 from the exercise of stock options for the year ended December 31, 2007. Point also received an insurance settlement of approximately $305,000 related to a settlement for some drug material that damaged during shipment. These funds were used to fund operations and are classified as a credit to manufacturing expenses in the operating expenses. In addition, Point received approximately $389,000 from DARA in connection with the Loan Agreement entered into as part of the Merger Agreement.

Cash Flows during the Year ended December 31, 2006

During the year ended December 31, 2006, Point’s cash and cash equivalents decreased $27,530,000 as compared to December 31, 2005.

During the year ended December 31, 2006, net cash used in operations resulted primarily from a net loss of $29,365,000. Included in the net loss for the year ended December 31, 2006 were non-cash stock-based compensation of $2,109,000 and depreciation of $137,000. Prepaid expenses, deposits and other assets, net, decreased $32,000 for the year ended December 31, 2006 resulting primarily to payments made to the outside clinical research organization for clinical trials offset by expense recorded as services were earned. Restricted cash decreased by $6,000 relating to the termination of Point’s lease for its previous office space. Point’s unbilled receivable decreased by $158,000 during fiscal year 2006 relating to revenue recorded in 2005 of $161,000 received in the first quarter of 2006 offset in part by additional revenue recorded in the year ended December 31, 2006 but received in the first quarter of 2007 of $3,000. Accounts payable and accrued expenses decreased $1,373,000 during the year ended December 31, 2006 resulting primarily from manufacturing costs for Point’s Phase 3 clinical program accrued as of December 31, 2005 but paid during the year ended December 31, 2006.

Point’s investing activities used cash of $31,000 during the year ending December 31, 2006 resulting from the purchase of office equipment (primarily computers and software) of $87,000 offset in part by proceeds from the sale of laboratory equipment and other fixed assets of $55,000 as a result of the shut-down of Point’s internal research laboratories.

Point’s financing activities provided net cash of $796,000 for the year ended December 31, 2006, primarily from a cash dividend of $787,000 from HemaSure A/S, a wholly-owned foreign subsidiary located in Denmark. Previously a subsidiary of HMSR Inc., HemaSure A/S discontinued operations in 1997 and entered into bankruptcy proceedings at that time. The cash dividend resulted from the final settlement of the bankruptcy. In addition, Point received $21,000 from stock option exercises during the year ended December 31, 2006 and paid $6,000 on capital leases and $6,000 in principal payments for its patent liability.

Cash Flows during the Year ended December 31, 2005

At December 31, 2005, Point’s cash and cash equivalents increased $23,422,000 as compared to December 31, 2004.

During the year ended December 31, 2005, net cash used in operations resulted from a net loss of $22,674,000. Included in the net loss for the year ended December 31, 2005 were non-cash expenses related to stock compensation of $249,000 and depreciation of $110,000. Prepaid expenses, deposits and other assets, net, increased $1,962,000 for the year ended December 31, 2005 resulting primarily from payments made to clinical sites, vendors and the outside clinical research organization for clinical trials. Point’s restricted cash increased by $220,000 resulting from a letter of credit issued in March 2006 related to its lease for its corporate offices at 155 Federal Street, Boston, MA in the amount of $300,000 offset in part by the termination of a letter of credit of $80,000 for its former corporate offices at 125 Summer Street in Boston, MA. Point’s unbilled receivable increased by $161,000 during fiscal year 2005 relating to revenue recorded in 2006 of $161,000 received in the first quarter of 2006. Accounts payable and accrued expenses increased $3,550,000 during the year ended December 31, 2005 resulting primarily from clinical costs for Point’s Phase 2 clinical programs and manufacturing costs for Point’s Phase 3 clinical program accrued as of December 31, 2005 but paid during the year ended December 31, 2006.

Point’s investing activities used cash of $249,000 during the year ending December 31, 2005 resulting from the purchase of laboratory and office equipment.

Point’s financing activities provided net cash of $44,779,000 for the year ended December 31, 2005. The increase was primarily due to a November 2005 underwritten public offering of 231,437 shares resulting in net proceeds to us of $25,516,000. In addition, in March 2005 Point consummated a registered direct placement of 91,250 shares of common stock at a price of $180 per share, resulting in net proceeds of $15,031,000. For the year ended December 31, 2005, Point also received proceeds of $3,781,000 from the exercise of 37,536 warrants and proceeds of $445,000 from the exercise of 3,149 stock options. During the year ended December 31, 2005, Point also recorded receipt of $13,000 offset by payments of $2,000 in connection with its capital lease and made $5,000 in principal payments for its patent liability.

Cash Flows since Inception

Since inception, Point accumulated a deficit of $103,779,000 resulting from operating expenses totaling $114,871,000, of which $80,377,000 were spent in the research and development area and $34,494,000 in the general and administrative area. Included in this expense is non-cash expenses related to stock options of $3,237,000, depreciation of $663,000 and an impairment of fixed assets of $125,000. Since inception Point has received $8,115,000 from licensing and sponsored research collaborations with pharmaceutical companies and government agencies and net interest income of $2,977,000.

Point has funded prepaid and other current assets of $605,000, primarily related to insurance. Offsetting these working capital expenditure are accounts payable and accrued expenses of $1,733,000 which represent expenses incurred from inception through December 31, 2007 but not yet paid.

Point’s investing activities used cash of $809,000 since inception resulting from the purchase of laboratory and office equipment, net of sales.

Since inception, Point financed its operations principally through private placements of equity securities and collaboration payments received from pharmaceutical companies. Since Point’s inception in September 1996 through December 31, 2007, Point raised approximately $78,041,000, net of costs of raising capital, in private and public equity. In addition, Point received $15,122,000 as a result of the merger between Point Massachusetts and HMSR and $389,000 from DARA in connection with a loan entered into as part of the merger transaction between Point and DARA . Point also received $4,512,000 from the exercise of common stock warrants and $482,000 from the exercise of stock options.

Off-Balance Sheet Arrangements

Point had no off-balance sheet arrangements as of December 31, 2007 that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently analyzing the effect, if any, SFAS 159 will have on our consolidated financial position and results of operations.

In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-

3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently analyzing the effect, if any, EITF 07-3 will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for us beginning on January 1, 2009. We are currently evaluating the effect of EITF 07-1 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

DARA BioSciences, Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets at December 31, 2007 and 2006	31

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005 and for the Period from Inception (September 3, 1996) through December 31, 2007	32

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005 and for the Period from Inception (September 3, 1996) through December 31, 2007	33

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005 and for the Period from Inception (September 3, 1996) through December 31, 2007	36

Notes to Consolidated Financial Statements	37

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of DARA BioSciences, Inc. and subsidiaries, (formerly know as Point Therapeutics, Inc.) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and the period from September 3, 1996 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DARA BioSciences, Inc. and subsidiaries, (formerly know as Point Therapeutics, Inc.) at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 and the period from September 3, 1996 (date of inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that DARA BioSciences, Inc. and subsidiaries, (formerly know as Point Therapeutics, Inc.) will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities in each of the last five years and has an accumulated deficit of approximately $103,779,000 as of December 31, 2007, and will be required to obtain additional funding or alternative means of financial support, or both, prior to December 31, 2008, in order to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective transition method.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 25, 2008

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,028,933	$9,797,930
Cash and cash equivalents—restricted	—	300,000
Unbilled receivable	—	2,904
Prepaid expenses and other current assets	586,067	2,228,555

Total current assets	2,615,000	12,329,389
Office and laboratory equipment, net	21,978	238,395

Total assets	$2,636,978	$12,567,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$299,449	$2,170,491
Accrued severance	1,240,000	—
Accrued clinical trial costs & drug development	36,000	1,574,222
Accrued expenses	159,654	830,400
Loan payable to Related Party	388,609	—
Short-term portion of capital lease	—	4,723

Total current liabilities	2,123,712	4,579,836
Patent liability, less current portion	30,261	36,601

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,875,000 shares authorized; 988,232 shares and 825,013 shares issued at December 31, 2007 and 2006, respectively, 982,769 shares and 982,769 and 819,550 shares outstanding at December 31, 2007 and 2006, respectively	9,882	8,250
Treasury stock, 5,463 shares outstanding at December 31, 2007 and December 31, 2006, at cost	(978,290)	(978,290)
Additional paid-in capital	105,230,482	100,654,963
Deficit accumulated during the development stage	(103,779,069)	(91,733,576)

Total stockholders’ equity	483,005	7,951,347

Total liabilities and stockholders’ equity	$2,636,978	$12,567,784

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2007
	2007	2006	2005
Revenues
License revenue	$—	$—	$—	$5,115,041
Sponsored research revenue	—	438,795	161,205	3,000,000

Total revenues	—	438,795	161,205	8,115,041
Operating expenses
Research and development	5,876,936	24,030,682	18,246,263	80,377,276
General and administrative	6,430,181	6,825,955	5,195,031	34,493,943

Total operating expenses	12,307,117	30,856,637	23,441,294	114,871,219

Loss from operations	(12,307,117)	(30,417,842)	(23,280,089)	(106,756,178)
Interest income	261,624	1,052,645	606,140	3,059,761
Interest expense	—	—	—	(82,652)

Net loss	$(12,045,493)	$(29,365,197)	$(22,673,949)	$(103,779,069)

Net loss per common share
Basic and diluted	$(12.47)	$(35.85)	$(39.30)

Shares used in computing net loss per common share
Basic and diluted	966,246	819,073	576,885

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock on September 3, 1996	57,513	$575	$19,425	$—	$—	$20,000
Net loss					(60,135)	(60,135)

Balance at December 31, 1996	57,513	575	19,425		(60,135)	(40,135)
Issuance of common stock on January 22, 1997	20,517	205	6,930			7,135
Issuance of common stock on May 7, 1997	17,947	180	1,678,411			1,678,591
Issuance of common stock for license rights on May 7, 1997	9,307	93	894,477			894,570
Issuance of common stock on June 17, 1997	390	4	37,496			37,500
Issuance of common stock on October 1, 1997	10,664	107	1,011,452			1,011,559
Net loss					(2,329,746)	(2,329,746)

Balance at December 31, 1997	116,338	1,164	3,648,191		(2,389,881)	1,259,474
Stock-based compensation expense			45,837			45,837
Issuance of warrants in connection with convertible note payable			200,000			200,000
Net loss					(2,914,399)	(2,914,399)

Balance at December 31, 1998	116,338	1,164	3,894,028		(5,304,280)	(1,409,088)
Stock-based compensation expense			39,388			39,388
Issuance of common stock upon conversion of debt on March 9, 1999, net	16,888	169	1,956,110			1,956,279
Issuance of common stock for license rights on March 9, 1999	125	1	16,106			16,107
Issuance of common stock pursuant to private placement agreement on July 2, 1999, net	5,046	50	645,080			645,130
Issuance of common stock pursuant to private placement agreement on October 12, 1999, net	4,646	46	593,478			593,524
Net loss					(1,161,786)	(1,161,786)

Balance at December 31, 1999	143,043	1,430	7,144,190		(6,466,066)	679,554
Stock-based compensation expense			32,929			32,929
Issuance of common stock pursuant to private placement agreement on November 2, 2000, net	6,502	65	984,313			984,378
Net income					2,342,083	2,342,083

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)—(Continued)

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	149,545	1,495	8,161,432		(4,123,983)	4,038,944
Stock-based compensation expense			22,052			22,052
Issuance of common stock pursuant to private placement agreement on April 13, 2001, net	33,813	338	5,163,804			5,164,142
Issuance of common stock on April 30, 2001	1,300	13	199,987			200,000
Net loss					(5,207,022)	(5,207,022)

Balance at December 31, 2001	184,658	1,846	13,547,275		(9,331,005)	4,218,116
Stock-based compensation expense			20,400			20,400
Issuance of common stock in connection with the merger on March 15, 2002	47,229	472	14,665,738			14,666,210
Treasury stock assumed in connection with the merger on March 15, 2002	2,529	25	986	(331,936)		(330,925)
Net loss					(7,478,585)	(7,478,585)

Balance at December 31, 2002	234,416	$2,343	$28,234,399	$(331,936)	$(16,809,590)	$11,095,216
Stock-based compensation expense			64,073			64,073
Issuance of shares of common stock on October 3, 2003 in a private placement, net	140,000	1,400	10,422,126			10,423,526
Net loss					(7,726,772)	(7,726,772)

Balance at December 31, 2003	374,416	3,743	38,720,598	(331,936)	(24,536,362)	13,856,043
Stock-based compensation expense			471,513			471,513
Issuance of shares of common stock on March 26, 2004 in a private placement, net	75,000	750	12,136,478			12,137,228
Issuance of shares upon exercise of warrants	8,807	88	934,170	(202,757)		731,501
Issuance of shares upon exercise of stock options	2,650	27	245,058	(232,645)		12,440
Net loss					(15,158,068)	(15,158,068)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid In Capital/ Discount on Stock	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	460,873	4,608	52,507,817	(767,338)	(39,694,430)	12,050,657
Stock-based compensation expense			249,337			249,337
Issuance of shares of common stock in March 2005 in a private placement, net	91,250	913	15,030,305			15,031,218
Issuance of shares of common stock in November 2005 in a public offering, net	231,437	2,314	25,513,810			25,516,124
Issuance of shares upon exercise of warrants	37,536	375	3,991,501	(210,952)		3,780,924
Issuance of shares upon exercise of stock options	3,149	32	444,625			444,657
Net loss					(22,673,949)	(22,673,949)

Balance at December 31, 2005	824,245	8,242	97,737,395	(978,290)	(62,368,379)	34,398,968
Stock-based compensation expense			2,109,438			2,109,438
Issuance of shares upon exercise of stock options	768	8	20,980			20,988
Dividend from investment in HemaSure A/S			787,150			787,150
Net loss					(29,365,197)	(29,365,197)

Balance at December 31, 2006	825,013	8,250	100,654,963	(978,290)	(91,733,576)	7,951,347
Stock-based compensation expense			182,320			182,320
Issuance of shares of common stock in February 2007 in a direct offering, net	163,094	1,631	4,389,200			4,390,831
Issuance of shares upon exercise of stock options	125	1	3,999			4,000
Net loss					(12,045,493)	(12,045,493)

Balance at December 31, 2007	988,232	$9,882	$105,230,482	$(978,290)	$(103,779,069)	$483,005

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Period From September 3, 1996 (Date of Inception) Through December 31, 2007
	2007	2006	2005
Operating activities
Net loss	$(12,045,493)	$(29,365,197)	$(22,673,949)	$(103,779,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,646	137,278	109,528	662,923
Impairment of fixed assets	125,382	—	—	125,382
Stock-based compensation expense	182,320	2,109,438	249,337	3,237,287
Common stock issued under license agreement	—	—	—	910,677
Accrued interest on convertible notes	—	—	—	82,652
Patent costs	—	—	—	75,557
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,642,488	(811,320)	(1,128,724)	(605,344)
Restricted cash	300,000	5,834	(219,833)	—
Unbilled receivable	2,904	158,301	(161,205)	—
Deposits and other assets	—	843,497	(833,250)	—
Accounts payable and accrued expenses	(2,840,010)	(1,373,035)	3,550,334	1,732,659

Net cash used in operating activities	(12,549,763)	(28,295,204)	(21,107,762)	(97,557,276)

Investing activities
Purchase of office and laboratory equipment	—	(86,989)	(248,637)	(874,420)
Proceeds from disposal of property and equipment	10,000	55,105	—	65,105
Loss (gain) on sale of fixed assets	(1,611)	643	—	(968)

Net cash used in investing activities	8,389	(31,241)	(248,637)	(810,283)

Financing activities
Net proceeds from issuance of common stock	4,390,831	—	40,547,342	78,040,886
Proceeds from exercise of common stock warrants	—	—	3,780,924	4,512,425
Proceeds from exercise of common stock options	4,000	20,988	444,657	482,085
Proceeds from capital lease financing	—	—	13,082	13,082
Payments on capital leases	(4,723)	(6,396)	(1,963)	(13,082)
Principal payments of patent liability	(6,340)	(5,763)	(5,240)	(42,852)
Proceeds from merger between Point with HMSR, Inc.	—	—	—	14,335,285
Dividend from investment in HemaSure A/S	—	787,150	—	787,150
Proceeds from loan with related party	388,609	—	—	388,609
Proceeds from issuance of convertible note	—	—	—	1,892,904

Net cash provided by financing activities	4,772,377	795,979	44,778,802	100,396,492

Net increase in cash and cash equivalents	(7,768,997)	(27,530,466)	23,422,403	2,028,933
Cash and cash equivalents at beginning of period	9,797,930	37,328,396	13,905,993	—

Cash and cash equivalents at end of period	$2,028,933	$9,797,930	$37,328,396	$2,028,933

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (the “Company” or “Point”), completed the merger transaction (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development-stage pharmaceutical company based in Raleigh, North Carolina (“DARA”).

In accordance with the Merger Agreement, immediately prior to the consummation of the merger the Company effected a reverse stock split of the Company’s common stock. All share and per share information included in the accompanying consolidated financial statements has been retroactively restated to effect the reverse stock split. Pursuant to this reverse stock split, each 40 shares of common stock of the Company issued and outstanding immediately prior to the merger was converted into one share of Company common stock. Pursuant to the merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the merger, the Company changed its name to DARA BioSciences, Inc.

The financial information included in these financial statements is that of Point prior to the merger and not that of DARA. Point was a biopharmaceutical company which studied its lead product candidate, talabostat, in a number of human clinical trials in late-stage cancers. In May 2007, interim clinical results caused the Company’s Independent Data Monitoring Committee to recommend stopping the Company’s two Phase 3 talabostat studies for patients in advanced non-small cell lung cancer. Subsequently, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration (“FDA”). Point also studied talabostat in several Phase 2 trials, including as a single-agent and in combination with cisplatin in metastatic melanoma, in combination with rituximab in advanced chronic lymphocytic leukemia, and in combination with gemcitabine in Stage IV pancreatic cancer.

Due to cash limitations, Point stopped funding internal research or clinical operations as of June 2007. In connection with this cessation of operations Point recorded total restructuring charges of $2,243,000 during 2007. These restructuring charges included $1,785,000 for severance benefits related to workforce reductions of which $564,000 was included in research and development expenses and $1,221,000 was included in general and administrative expenses, lease termination charges of $333,000 and asset impairment charge of approximately $125,000, both of which were included in general and administrative expenses.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as shown in the financial statements, at December 31, 2007, Point had unrestricted cash of $2,029,000 and an accumulated deficit of $103,779,000. Point also incurred a net loss of $12,045,000 and negative cash flows from operations of $12,550,000 in 2007. Point has also incurred a net loss and negative cash flows from operations in each of the last five years. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. To date, the Company has principally raised capital through public and private placements of its equity securities. Point terminated all but two employees in 2007 (the former senior executives of the Company retained their corporate titles and acted as consultants to Point as part of a more variable-cost consulting team), ceased funding its research and clinical operations and entered into an agreement to merge with DARA, which was effected on February 12, 2008. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities, or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Clinical Trial Expenses

Point recorded the estimated cost of patient recruitment and related supporting functions for its clinical trial as patients were enrolled in the trials. The costs recorded for the trials are based on percentage of completion of the contract entered into. In the past, the estimates made have approximated the actual billings received. These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in our clinical trial. As actual or expected costs become known, they may have differed from estimated costs previously accrued for and this clinical trial accrual or prepaid would be adjusted accordingly. Point stopped all clinical trials in May 2007. At December 31, 2007 we had no prepaid and deposit balances related to clinical trials. At December 31, 2007, there was $36,000 of accrued expenses related to clinical trials. Clinical trial expenses were $2,376,000, $10,183,000 and $5,459,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Consolidation

The accompanying consolidated financial statements include Point and its wholly owned subsidiaries, Point Massachusetts, Inc. and DP Acquisition Corp. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered cash equivalents. The carrying value of cash equivalents approximates fair value. At December 31, 2007, Point’s investments consisted entirely of funds deposited in money market funds.

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

Income Taxes

Point provides for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates in effect when the differences are expected to reverse.

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

All share and per share disclosures have been retroactively adjusted to reflect the one for forty reverse stock split implemented in connection with the Merger.

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

Effective January 1, 2006, Point adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the year ended December 31, 2007, Point recorded non-cash stock-based compensation expense in accordance with SFAS No. 123R of $182,000 for stock options granted to employees and outside directors under Point’s stock option plans, of which a credit of 186,000 was included in research and development expenses and a debit of $368,000 was included in general and administrative expenses. The credit recorded resulted from an adjustment in the forfeiture rate previously estimated as all but two of our employees were terminated as of December 31, 2007. In addition, during the years ended December 31, 2007, 2006 and 2005, Point recorded non-cash stock-based compensation of $0, $(47,000) and $70,000, respectively, related to options granted to outside consultants. Point also recorded $155,000 in non-cash stock-based compensation during the year ended December 31, 2005 related to the extension of the exercise period for a former executive’s stock option award. No amounts relating to stock-based compensation have been capitalized.

In connection with the Cost Reduction Plan instituted by Point in November 2006, Point extended the time terminated employees had to vest their stock options from 90 days post termination or approximately March 1, 2007 to December 31, 2007. As a result of this modification to the grants, Point recorded $21,000 in non-cash stock compensation for the nine terminated employees.

In connection with the work force reductions in 2007, Point extended the time terminated employees had to vest their stock options from 90 days post termination to December 31, 2007. Utilizing the Black-Scholes method, Point determined that they did not have to record any incremental non-cash stock compensation as a result of this modification to the grants.

Point’s stock option plans allow for the granting of incentive and nonqualified options and awards to purchase shares of Point’s common stock. Historically, incentive and nonqualified options granted to employees under Point’s stock option plans generally vest over a four-year period, with 25% vesting on each anniversary date of the grant. Nonqualified options issued to non-employee directors and consultants under Point’s stock option plans generally vest during their period of service with Point. Options granted under Point’s stock option plans have a maximum term of ten years from the date of grant. At December 31, 2007, a total of 200,637 shares of common stock were approved for issuance under Point’s stock option plans and 180,632 shares underlying options were available for future grant under Point’s stock option plans.

Point uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted. The fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was calculated using the following estimated weighted-average assumptions:

	2007	2006	2005
Expected term (years)	4.0	4.0	4.0
Volatility	87%	62–93%	93%
Risk-free interest rate	4.8%	4.3–5.1%	3.6–4.3%
Expected dividend yield	—	—	—

Expected term—The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from Point’s stock option exercise experience and option expiration data. Point believes that this is currently the best estimate of the expected term of a new option. In addition, for purposes of estimating the expected term, Point has aggregated all individual option awards into one group as Point does not expect substantial differences in exercise behavior among its employees.

Expected volatility—The expected volatility is a measure of the amount by which Point’s stock price is expected to fluctuate during the expected term of options granted. Point determines the expected volatility based upon the historical volatility of Point’s common stock over a period commensurate with the option’s expected term, as adjusted. Point also reviewed the volatility of other similar stage companies in the biotechnology industry.

Risk-free interest rate—The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term, generally 4 years, on the grant date.

Expected dividend yield—Point has never declared or paid any cash dividends on any of its common stock and does not expect to do so in the foreseeable future. Accordingly, Point uses an expected dividend yield of zero to calculate the grant date fair value of a stock option.

Point recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, Point accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, Point calculated a 10.7% annual forfeiture rate for 2006, which it believed was a reasonable assumption to estimate forfeitures. During 2007, Point terminated all but two of its employees and as a result, adjusted the stock compensation expense to properly reflect all terminations that occurred during the period.

The weighted-average per share fair value of stock options granted under Point’s stock option plans during the years ended December 31, 2007, 2006 and 2005 was $3.60, $74.80 and $103.20, respectively.

Prior to January 1, 2006, Point applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005, as all stock options granted under Point’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of the adoption of SFAS 123R, Point’s net losses for the year ended December 31, 2007 and 2006 were $182,000 or $0.19 per share and $2,157,000, or $2.63 per share greater, respectively than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share if Point had applied the fair value recognition provisions of SFAS No. 123 to options granted under Point’s stock option plans for the year ended December 31, 2005. Since stock-based compensation expense for the years ended December 31, 2007 and 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period. For purposes of the pro forma disclosure for the year ended December 31, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

Year Ended December 31, 2005
Net loss, as reported	$(22,673,949)
Less: Stock based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,973,864)

Pro forma net loss	$(24,647,813)

Year Ended December 31, 2005
Net loss per common share, as reported	$(39.30)

Net loss per common share, pro forma	$(42.73)

Concentration of Credit Risk

Financial instruments that potentially subject Point to credit risk consist primarily of cash equivalents. The risk is minimized by Point’s policies in which investments have relatively short maturities and are only placed with highly rated issuers.

Comprehensive Income (Loss)

Point follows Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no difference between Point’s net loss and its comprehensive loss for the periods presented in the accompanying consolidated statements of operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the effect, if any, SFAS 159 will have on its consolidated financial position and results of operations.

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company is currently evaluating the effect of EITF 07-1 on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.	Restructuring

In June 2007, Point reduced its work force from 33 employees to 8 employees. The total charge for this work force reduction for severance and related fringes was approximately $198,000. All severance was paid in a lump sum based on Point’s severance plan, which permits employees to receive a base severance of two weeks plus one week for each year of service. In July 2007, Point further reduced its workforce, including senior executives of Point, to two employees. The total charge for this workforce reduction for severance and related fringes was approximately $347,000. All severance was paid in a lump sum based on Point’s severance plan, which permits employees to receive a base severance of two weeks plus one week for each full year of service. Point also recorded $1,240,000 of additional severance benefits payable to certain former executives of Point in accordance with their employment contracts. These severance benefits have not been paid to these individuals as of December 31, 2007. The first installment of 50% of the total severance payments was made on February 12, 2008 upon completion of the Merger and the remainder will be paid in monthly installments over six months beginning in March 2008.

4.	Insurance Settlement

On March 2, 2007, Point received an insurance settlement in the amount of $305,000 relating to a shipment of drug supply that was damaged in June 2006 during shipping. Point recorded this as a credit to manufacturing expense in the three month period ended March 31, 2007.

5.	Significant Agreements

On May 7, 1997, Point Therapeutics Massachusetts, Inc. (“Point Massachusetts”) entered into a license agreement (the “Agreement”) with Tufts University School of Medicine (“Tufts”). This Agreement was amended in May 1999. Under the Agreement, Point Massachusetts received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000. In addition, Point Massachusetts issued to Tufts, or its designee, 9,307 shares of common stock in 1997 valued at $894,570, which was expensed to research and development based on the fair market value of the common stock at the date of issuance. In 1999, 125 shares of common stock, valued at $16,107, were issued to Tufts and expensed in a similar manner.

Under the Agreement, Point Massachusetts is also required to pay $20,000 per year to Tufts. One-half of this payment is offset against Point Massachusetts’ patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. Point Massachusetts is obligated to make an additional $48,000 of patent right payments as follows:

Year Ended December 31:
2008	$10,000
2009	10,000
2010	10,000
2011	10,000
2012	8,000

48,000
Less amount representing interest	(11,399)

36,601
Less current portion	(6,340)

Patent liability	$30,261

The present value of the patent reimbursement payments, assuming an interest rate of 10%, was expensed to research and development in 1997.

The Agreement calls for certain milestone payments totaling $300,000 to be paid to Tufts upon commencement of the first Phase 3 clinical trial, marketing application of the first licensed product and marketing approval of the first licensed product, and a royalty based on future sales of products covered under the Agreement. In October 2005, Point Massachusetts paid Tufts $50,000 upon commencement of Point’s first Phase 3 clinical trial. In addition, the Agreement calls for Tufts to perform research jointly agreed upon with Point Massachusetts, in the scientific areas covered under the Agreement. Point Massachusetts was obligated to reimburse Tufts for $500,000 of such research over a two-year period beginning on May 7, 1997.

On January 12, 1999, Point Massachusetts amended the existing license agreement with Tufts in connection with definitions of field of use, license period and net sales, and entered into a collaboration agreement to license its developed technology to a pharmaceutical company. Upon signing the agreement, Point Massachusetts received an initial $2,000,000 nonrefundable license fee. The collaboration also called for development milestone and royalty payments to Point Massachusetts, as well as an arrangement to equally share all reasonable expenses incurred while obtaining and defending technology patents subsequent to signing this agreement. In January 2000, Point Massachusetts amended the master license agreement to reflect the partial completion of a milestone. As a result of this amendment, Point Massachusetts received in cash and recognized as revenue $3,000,000 from the pharmaceutical company in 2000. As part of the Agreement, Point Massachusetts is required to pay Tufts 10% of all milestone payments received and supplemental milestone payments related to the collaboration with the pharmaceutical company. Total payments to Tufts as a result of milestones achieved totaled $412,500 in 2000. Under the agreement, Point Massachusetts received $900,000 in 2000 for research and development for the benefit of the pharmaceutical company. In July 2000, the agreement with the pharmaceutical company was terminated, however, the license agreement with Tufts remains in effect, as amended. To date, Point has paid a total of $823,000 in licensing and milestone payments to Tufts.

6.	Loan Payable to Related Party

On October 9, 2007 and in connection with the execution of the Merger Agreement, Point entered into a Loan and Security Agreement (the “Loan Agreement”) with DARA. The Loan Agreement provides for a loan facility under which the Company may request cash advances from DARA, in a total aggregate amount of up to $400,000, to be used to pay for professional and other fees and expenses and other transaction costs incurred by the Company in connection with the proposed Merger.

The Loan Agreement provides that Point’s debt obligation under the Loan Agreement will be forgiven in its entirety (i) upon the consummation of the Merger, (ii) if the Merger Agreement is terminated because the required approval of DARA stockholders is not received, (iii) if the Company terminates the Merger Agreement due to a breach by DARA or the occurrence of a material adverse effect on DARA or (iv) if DARA terminates the Merger Agreement for a reason expressly disclosed to it by Point in the disclosure schedules to the Merger Agreement. If the Merger is not consummated, the Loan Agreement requires Point to repay the full amounts actually borrowed under the credit facility on the earlier of (i) the commencement of bankruptcy proceedings by the Company, (ii) termination of the Merger Agreement, other than as a result of DARA’s failure to fulfill its obligations thereunder, or (iii) March 31, 2008. Borrowings under the credit facility bear interest at an annual rate of 5%. All of Point’s assets are pledged as collateral for any borrowings under the Loan Agreement. The Loan Agreement contains various affirmative and negative covenants, including prohibitions on sales of assets and certain other corporate transactions.

As of December 31,2007, Point had borrowed $389,000 under the Loan Agreement. Point’s obligations under the Loan Agreement were forgiven in their entirety in connection with the closing of the Merger on February 12, 2008.

7.	Office and Laboratory Equipment

Office and laboratory equipment consist of the following at December 31:

	2007	2006
Computer equipment	$164,940	$217,285
Lab equipment	—	37,446
Furniture	—	161,577
Leasehold improvements	—	29,498
Office equipment	—	17,324
Leased office equipment	—	13,082

	164,940	476,212
Less accumulated depreciation	(142,962)	(237,817)

	$21,978	$238,395

Depreciation expense, including depreciation related to leased equipment, was $83,000, $137,000 and $121,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Point records repairs and maintenance as incurred and did not incur any material repairs and maintenance expense during the years ended December 31, 2007, 2006 and 2005.

As a result of the workforce reduction in 2007 and the subsequent negotiations regarding the termination of the lease for Point’s corporate headquarters (see Note 5), Point wrote down and sold its assets no longer in use in accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Point recorded an impairment charge of approximately $125,000 for the impairment of computer, office furniture, office equipment and leasehold improvements for which Point would not use or receive any compensation in the future. Offsetting the charge were net proceeds from the sale of Point’s laboratory equipment and computers totaling $10,000, which resulted in a gain of approximately $1,700.

8.	Operating Leases and Commitments

On March 16, 2005, Point entered into a lease agreement with KNH Realty Trust (“KNH”), initially for 15,000 square feet of office space at 155 Federal Street, Boston, MA. Point relocated its corporate headquarters from 125 Summer Street, Boston, MA to 155 Federal Street, Boston, MA in July 2005. The lease term began on July 9, 2005 and expires on July 8, 2010 with the option for an extension in time as well as an option to lease additional space, which will be negotiated at a future date. In accordance with the lease agreement, Point was granted a rent holiday from July 9, 2005 through December 23, 2005. Point is recording expenses related to the lease evenly over the initial term of the lease and as a result, recorded a liability at December 31, 2006 for the rent expense for the term of the rent holiday of approximately $132,000 which will be reduced as Point makes payments over the remainder of the lease term.

In connection with this lease, Point issued a letter of credit in the amount of $300,000 on March 28, 2005. The letter of credit was renewable annually for the term of the sublease with the landlord and was collateralized by cash held in money market funds at Point’s financial institution.

On July 26, 2007, Point reached an agreement with KNH to terminate the lease for its corporate offices at 155 Federal Street in Boston, Massachusetts (the “Termination Agreement”) effective July 31, 2007. The Termination Agreement provides for a one time payment of approximately $333,000 by Point to KNH in consideration of releasing Point from all of its obligations under its lease, dated as of March 16, 2005, the term of which otherwise ran until July 1, 2010. The one-time payment was made by Point in the third quarter of 2007. In addition, Point agreed to transfer ownership of all of its furniture, office equipment and leasehold improvements to KNH, all of which were deemed to be impaired at June 30, 2007. On July 31, 2007, Point relocated its corporate offices to a substantially smaller temporary location at 70 Walnut Street in Wellesley Hills, Massachusetts.

Point also has in place various operating leases related to office equipment.

Rent expense under our former operating leases amounted to $458,000, $534,000 and $542,000 in 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum commitments, under leases with non-cancelable terms of more than one year are as follows:

	Operating Leases	License Obligations
Year:
2008	$39,000	$10,000
2009	13,000	10,000
2010	13,000	10,000
2011	12,000	10,000
2012	—	8,000

Total	$77,000	$48,000

9.	Orphan Drug Grant

In October 2005, Point was awarded a $600,000 Orphan Products Development Grant (the “Grant”) from the Food and Drug Administration.

The $600,000 Grant was awarded over a two-year period to fund costs related to Point’s ongoing Phase 2 CLL trial. Orphan Products Development grants are awarded by the Food and Drug Administration to encourage clinical development of products for use in rare diseases or conditions, usually defined as affecting less than 200,000 people in the United States. CLL is an incurable disease that usually affects people over 60 years of age. Patients who present with advanced stage disease or who progress to the state of requiring treatment have a poor outcome with a median survival of only 18 to 36 months.

During 2007, Point did not record any revenue in connection with this grant. For the year ending December 31, 2006, Point recorded revenue of $439,000 and a corresponding unbilled receivable on Point’s balance sheet of approximately $3,000 in connection with the Grant. For the year ending December 31, 2005, Point recorded revenue and a corresponding unbilled receivable on Point’s balance sheet totaling $161,000 in connection with the Grant. No additional revenue is anticipated from the Grant in future years.

10.	Stock Options

Point has three stock option plans, the 1994 Plan, the 1997 Plan and the 2003 Directors’ Plan (the “Plans”). As of December 31, 2007, a total of 198,137 shares have been authorized for grants of options or shares under the Plans, of which 179,094 are available for future grant. Stock options granted during 2007, 2006 and 2005 generally have a maximum term of ten years and vest periodically over a period of one to five years.

In addition, Point has a Deferral Plan for Non-Employee Directors (the “Fee Deferral Plan”) by which outside directors have the option to receive compensation in the form of shares of common stock units instead of cash compensation. The aggregate number of shares of common stock that may be delivered under the Fee Deferral Plan are 2,500. In 2007, directors did not receive any compensation for their services. In 2006 and 2005, three of our outside directors chose to receive their compensation in shares and as a result 752 shares were reserved and Point recorded non-cash compensation totaling $80,000 in 2006 and 220 shares were reserved and Point recorded non-cash compensation totaling $24,000 in 2005. The common stock units will be transferred into issued shares upon certain terms and conditions. For a full description of the Fee Deferral Plan, please refer to Point’s Proxy Statement filed with the Securities and Exchange Commission on June 24, 2005.

During the years ended December 31, 2007, 2006, and 2005, Point granted a total of 312, 30,050 and 278,201 options, respectively to employees and directors of Point under its Plans. In accordance with SFAS No. 123R, Point recorded $182,000 during the year ended December 31, 2007 in non-cash stock-based compensation related to options granted to employees and directors. In addition, during the years ended December 31, 2007, 2006 and 2005, Point also granted 2,000, 500 and 2,538 options to outside consultants, respectively. Point has applied the recognition provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, related to these grants to outside consultants. The grants vest periodically over a period of one to four years and the expense related to these options is being charged to compensation expense over the vesting period of the options. During the years ended December 31, 2007, 2006 and 2005, Point recorded $0, $(47,000) and $70,000, respectively, related to options granted to outside consultants in total. The fair value of these options was determined using the Black-Scholes option-pricing model. In addition, in 2005, Point recorded a non-cash charge for stock compensation of $155,000 related to the extension of the exercise period for a former executive’s stock option award.

In connection with the Cost Reduction Plan instituted by Point in November 2006, Point extended the time terminated employees had to vest their stock options from 90 days post termination or approximately March 1, 2007 to December 31, 2007. As a result of this modification to the grants, Point recorded $21,000 in non-cash stock compensation.

In connection with the work force reductions in 2007, Point extended the time terminated employees had to vest their stock options from 90 days post termination to December 31, 2007. Utilizing the Black-Scholes method, Point determined that they did not have to record any incremental non-cash stock compensation as a result of this modification to the grants.

The exercise price and vesting period of the options are determined as of the hire date of the employee or by the Board of Directors at the date of grant. The exercise price for incentive stock options cannot be below the fair market value of Point’s stock on the date of grant. Furthermore, the option exercise period will not exceed ten years from the date of grant.

The following table presents the activity of the Plans for the year ended December 31, 2007:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	125,956	$137.60
Granted	2,312	$18.40
Exercised	(125)	$32.00
Forfeited	(36,426)	$148.80
Expired	(72,674)	$128.00

Options outstanding at December 31, 2007	19,043	$137.79	4.72	$—

Options vested and exercisable at December 31, 2007	17,924	$137.20	4.52	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of Point’s common stock on December 31, 2007 of $0 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Total cash received for stock options exercised during the fiscal year ended December 31, 2007 was $4,000.

Total intrinsic values of stock options exercised under Point’s stock option for the fiscal years ending December 31, 2007 and 2006 were $300 and $42,000, respectively. The weighted-average grant-date fair values of options granted during 2007, 2006 and 2005 were $3.60, $74.80 and $112.40 respectively.

At December 31, 2007, the exercise prices of the options outstanding of $19,043 ranged from $15.20 to $250.00

As of December 31, 2007, there was $72,000 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.86 years. The total fair values of shares vested during the years ended December 31, 2007, 2006 and 2005 were $1,614,000, $1,315,000 and $968,000 respectively.

11.	Warrants

Point has a total of 102,660 warrants at a weighted-average price of $119.35 to purchase its common stock outstanding as of December 31, 2007. These warrants are summarized as follows:

(a) In October 2003, in connection with the private placement of 140,000 shares of its common stock, Point issued warrants to purchase 70,000 shares of its common stock at an exercise price of $106.40 per share. The warrants expire in 2008. These warrants are callable at the option of Point if Point’s stock trades at a price equal to or greater than $320.00 per share for ten consecutive trading days. As of December 31, 2007, 41,437 of these warrants have been exercised and 28,563 remain outstanding.

In addition, Point issued warrants to purchase 7,500 shares of common stock at a price of $88.00 per share to Paramount Capital, Inc., the Placement Agent in the offering. The warrants expire in 2009. As of December 31, 2007, none of these warrants have been exercised.

(b) In March 2004, in connection with the private placement of 75,000 shares of its common stock, Point issued warrants to purchase 22,500 shares of its common stock priced at an exercise price of $222.00 per share. The warrants expire in 2009.

In addition, Point issued warrants to purchase 2,500 and 3,750 shares of its common stock at an exercise price of $222.00 per share to Paramount BioCapital, Inc., and RBC Capital, Inc., respectively, the Placement Agents in the offering. The warrants expire in 2009.

(c) In February 2007, in connection with a registered direct offering of 163,094 shares of its common stock, Point issued warrants to purchase 24,464 shares of its common stock at an exercise price at $40.00 per share. The warrants expire in 2012.

In addition, Point issued warrants to purchase 9,785 shares of its common stock at an exercise price of $40.00 per share to the placement agent, Rodman & Renshaw LLC, exercisable upon expiration of a lock-up period of six months. The warrants expire in 2012.

12.	Common Stock

On March 4, 2005, Point consummated a registered direct placement of 91,250 shares of its common stock at a price of $180.00 per share, resulting in gross proceeds to Point of $16,425,000. After placement agent fees of $1,150,000 and other expenses for legal, accounting and printing fees of $244,000, net proceeds to Point were $15,031,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

On November 28, 2005, Point consummated a public offering of 201,250 shares, plus an over allotment of 30,187 shares on December 2, 2005, of its common stock at a price of $120.00 per share, resulting in gross proceeds to Point of $27,773,000. After placement agent fees of $1,944,000 and other expenses for legal, accounting and printing fees of $312,000, net proceeds to Point were $25,516,000. The offered shares are registered pursuant to Point’s $50,000,000 shelf registration statement that was declared effective by the Securities and Exchange Commission on January 12, 2005.

For the fiscal year 2005, Point also received proceeds of $3,781,000 from the exercise of 37,536 warrants and proceeds of $445,000 from the exercise of 3,149 stock options.

For the fiscal year 2006, Point received proceeds of $21,000 from the exercise of 768 stock options.

On February 7, 2007, Point consummated a registered direct offering for the sale of 163,094 shares of its common stock at a price of $29.20 per share, resulting in gross proceeds to Point of $4,762,000. After placement agent fees of $286,000 and other expenses related to the offering totaling $85,000, net proceeds to Point were $4,391,000. The offered shares are registered pursuant to Point’s $50,00,000 shelf registration statement that was declared effective by the Securities and Exchange Commission (the “SEC”) on January 12, 2005.

For fiscal year 2007, Point also received proceeds of $4,000 from the exercise of 125 stock options.

13.	Income Taxes

Point’s effective income tax rate as of December 31, 2007, 2006 and 2005 differed from the expected US federal statutory income tax rate as set forth below:

	December 31,
	2007	2006	2005
Expected federal tax benefit	$(4,092,807)	$(9,984,167)	$(7,709,143)
State income taxes, net of federal benefit	(754,762)	(1,841,198)	(1,421,657)
Other permanent differences	12,846	46,015	15,612
Change in valuation allowance	4,834,723	11,779,350	9,115,188

Income tax expense	$—	$—	$—

As of December 31, 2007, Point has net operating loss carryforwards of approximately $186,387,000 and $85,657,000, to offset future federal and state taxable income, respectively. Point also has research and development tax credit carryforwards of approximately $2,089,000 and $1,523,000 to offset future federal and state tax, respectively. The tax losses and tax credits will expire at various times through 2027. The net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided in Internal Revenue Code (IRC) sections 382 and 383.

Deferred tax assets at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Deferred tax liabilities:
Depreciation	$7,744	$(14,659)

Total deferred tax liabilities	7,744	(14,659)

Deferred tax assets:
Net operating loss carryforwards	68,742,346	64,563,576
Research and development credit carryforwards	3,093,812	2,855,304
Accrued expenses and other	1,404,682	1,146,150
Intangible assets	307,619	354,033

Total deferred tax assets	73,548,459	68,919,063

Net deferred tax assets:	73,556,203	68,904,404
Valuation allowance	(73,556,203)	(68,904,404)

Net deferred taxes	$—	$—

We account for income taxes under the provision of SFAS No. 109 which requires recognition of future tax benefits (NOLs and other temporary differences), subject to a valuation allowance based on the “more-likely-than-not” standard of realizing such benefit. In determining whether it is “more-likely-than-not” that we will realize such benefits, SFAS No. 109 requires that all negative and positive evidence be considered in making the determination. SFAS No. 109 also indicates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years”; therefore we have determined that it is required by the provision of SFAS No. 109 to maintain a valuation allowance for all of the recorded net deferred tax assets. This determination is based primarily on historical losses without considering the impact of any potential upturn in our business. Accordingly, future favorable adjustments to the valuation allowance may be required if and when circumstances change. The valuation allowance increased by $4,651,799 during 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. Point adopted the provisions of FIN 48 on January 1, 2007. Previously, Point had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, Point recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Point applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, Point is subject to U.S. Federal income tax examinations for the tax years 1994 through 2006, and to state income tax examinations for the tax years 2003 through 2007. Point recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties through December 31, 2007. Point’s adoption of FIN 48 did not have a material effect on Point’s financial condition, results of operations or cash flows.

14.	Net Loss Per Common Share

Net loss per common share is presented under the requirements of FAS No. 128, Earnings per Share (“FAS 128”), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per common share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As Point’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for the years ended December 31, 2007, 2006 and 2005, they have been excluded from the computation of weighted-average shares used in computing dilutive net loss per common share for the years ended December 31, 2007, 2006 and 2005. Dilutive securities totaling 122,665, 191,427, and 169,690 for the years ended December 31, 2007, 2006 and 2005 prior to the use of the treasury stock method, respectively have been excluded from the calculation.

15.	Retirement Savings Plan

Point implemented a 401(k) retirement savings plan covering all of Point’s employees on January 1, 2002. Matching Company contributions are at the discretion of management of Point. Management authorized matching contributions up to 3% of participants’ salaries amounting to approximately $71,000, $137,000 and $81,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

16.	Related Party Transactions

Point utilizes the services of a law firm, of which a former director of Point is a Partner. During 2007, 2006 and 2005, Point paid fees totaling approximately $846,000, $258,000 and $408,000, respectively, for legal services in connection with organizational, general corporate, transaction and other related matters and had a liability for fees due to the law firm of approximately $33,000 and $36,000 at December 31, 2007 and 2006, respectively. Point believes that the fees charged by the law firm to Point are as fair to Point for the services provided as could have been obtained from another comparable law firm.

17.	Subsequent Events

Effective as of the close of business on February 12, 2008, Point completed a merger transaction pursuant to which it combined with DARA BioSciences, Inc., a privately held development-stage pharmaceutical company (“DARA”).

In connection with the merger and immediately prior to the consummation thereof the Company effected a reverse stock split of the Company’s common stock. Pursuant to this reverse stock split, each 40 shares of common stock of the Company issued and outstanding immediately prior to the merger was converted into one share of Company common stock.

Pursuant to the merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and DARA became a wholly-owned subsidiary of the Company. Upon consummation of the merger, the Company changed its name to DARA BioSciences, Inc.

These financial information included in these financial statements is that of Point prior to the merger and not that of DARA. All share and per share disclosures have been retroactively adjusted to reflect the one for forty reverse stock split implemented in connection with the merger.

18.	Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2007	Second Quarter Ended June 30, 2007	Third Quarter Ended September 30, 2007	Fourth Quarter Ended December 31, 2007
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,752,150	1,696,783	374,604	53,399
General and administrative	1,652,665	1,666,174	2,071,699	1,039,643

Total operating expenses	5,404,815	3,362,957	2,446,303	1,093,042

Loss from operations	(5,404,815)	(3,362,957)	(2,446,303)	(1,093,042)
Interest income	125,774	80,584	36,262	19,004
Interest expense	—	—	—	—

Net loss	$(5,279,041)	$(3,282,373)	$(2,410,041)	$(1,074,038)

Basic and diluted net loss per common share	$(5.77)	$(3.34)	$(2.45)	$(1.09)

Shares used in computing net loss per common share	915,696	982,789	982,789	982,789

	First Quarter Ended March 31, 2006	Second Quarter Ended June 30, 2006	Third Quarter Ended September 30, 2006	Fourth Quarter Ended December 31, 2006
Total revenues	$138,795	$—	$220,407	$79,593
Operating expenses:
Research and development	6,318,363	5,934,937	6,730,726	5,046,656
General and administrative	2,018,397	1,712,555	1,555,968	1,539,035

Total operating expenses	8,336,760	7,647,492	8,286,694	6,585,691

Loss from operations	(8,197,965)	(7,647,492)	(8,066,287)	(6,506,098)
Interest income	341,352	301,548	240,724	169,021

	First Quarter Ended March 31, 2006	Second Quarter Ended June 30, 2006	Third Quarter Ended September 30, 2006	Fourth Quarter Ended December 31, 2006
Interest expense	—	—	—	—

Net loss	$(7,856,613)	$(7,345,944)	$(7,825,563)	$(6,337,077)

Basic and diluted net loss per common share	$(9.59)	$(8.97)	$(9.55)	$(7.74)

Shares used in computing net loss per common share	818,873	819,089	819,101	819,223

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report, our management, with the participation of our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of Point’s disclosure controls and procedures as of December 31, 2007. During this evaluation, management identified material weaknesses in Point’s internal control over financial reporting as described below in subsection (b). Based on this evaluation, our principal executive officer and principal financial officer concluded that Point’s disclosure controls and procedures were not effective as of December 31, 2007.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Point’s internal control over financial reporting as of December 31, 2007 based on the framework established in SEC Release No. 33-8809, “Amendments to Rules Regarding Management’s Report on Internal Control Over Financial Reporting.” In connection with this evaluation we determined that:

•

As a result of the cessation of its research and clinical operations in June 2007 and the related termination of all but two of its employees, Point’s operations were dramatically reduced so that they consisted primarily of winding down operations and pursuing a strategic or other transaction so that it could avoid filing for bankruptcy protection.

•

As a result of the substantial workforce reduction, Point was not able to maintain and follow its previously implemented internal control policies and procedures. However, Point did implement the following limited internal control policies and procedures which were tailored to take into account Point’s substantially reduced operations and limited resources:

•	Point continued to reconcile its financial statements (including all cash accounts) on a monthly basis consistent with past practice.

•	All payments made by Point were required to be initiated by its controller and approved by one of Point’s former executives that was serving as a consultant.

•	Given the very limited nature of Point’s operations, we believe these policies and procedures were appropriate as of December 31, 2007.

However, for the following reasons we determined that as of December 31, 2007 a material weakness in Point’s internal control over financial reporting existed, and therefore Point’s internal control over financial reporting was not effective:

•

Point did not maintain adequate evidential support to allow management to determine the adequacy of our internal control over financial reporting and monitor the ongoing effectiveness thereof. Specifically, there was insufficient documentation of the design and operating effectiveness of the controls.

•	Due to lack of personnel, Point did not have necessary separation of duties in the accounting function.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Upon completion of the merger transaction on February 12, 2008, Point’s and DARA’s operations were combined and the limited internal controls described above in subsection (b) were discontinued in favor of DARA’s internal control policies and procedures. We are currently evaluating Point’s internal control policies and procedures previously in existence prior to the workforce reduction and plan to adopt such policies and procedures at some point during 2008 after making such modifications as we deem appropriate in light of our current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of March 24, 2008.

Name	Age	Position
John Didsbury, Ph.D.	52	President, Chief Operating Officer, Chief Scientific Officer
John C. Thomas, Jr.	54	Chief Financial Officer, Secretary

John Didsbury, Ph.D. has served as our President and Chief Operating Officer since March 24, 2008 and our Chief Scientific Officer since February 12, 2008. Prior to that time, Dr. Didsbury served as the Chief Scientific Officer of DARA since November 2006 and as Executive Vice President, Drug Development from November 2005 to November 2006. Additionally, Dr. Didsbury served as president and CEO for Nuada Pharmaceuticals, Inc. from 2002 to 2005, where he transformed the company from a chemistry database/service company to a successful drug development company in under 14 months. Prior to this, Dr. Didsbury held many senior and management positions at GlaxoSmithKline, Inc. including Head of Strategy and Operations Drug Discovery from 2000 to 2002, Disease Strategy Director from 1998 to 2000, Disease Program Leader from 1996 to 1998 and Senior Research Investigator from 1995 to 1996. A co-author of several patents and a published writer and researcher, Dr. Didsbury earned his Bachelor of Arts in biology/chemistry at University of Connecticut in 1977 and his Ph.D. in Medical Microbiology at University of Vermont Medical College in 1982. In February, 2005, Nuada Pharmaceuticals, Inc. filed for a petition to commence Chapter 7 bankruptcy proceedings.

John C. Thomas, Jr. has served as our Chief Financial Officer and Secretary since February 12, 2008. Prior to that time, Mr. Thomas served as the Chief Financial Officer and Secretary of DARA since 2002. Mr. Thomas has also served as Chief Financial Officer and Secretary of Surgi-Vision, Inc., a private research company involved in MRI technology since 1998, MiMedx, Inc., a biotechnology company since November 2007, CorMatrix Cardiovascular, a biotechnology company since 2001, iVideotunes, Inc., a technology company from 2005 to March 2008, Motion Realty, Inc., a technology company since 1991, SpineMedica Corporation, a medical device company from 2005 to 2006 and GMP Companies, Inc., a private medical research company from 1999 to 2001. Mr. Thomas also serves as a member of the board of directors of Surgi-Vision, Inc., CorMatrix Cardiovascular, iVideotunes, Inc. and Motion Realty, Inc. Mr. Thomas is also a certified public accountant and a trustee and chairman of the Finance Committee of The Walker School, a private Pre-K through 12 grade school.

Directors

The following table sets forth certain information concerning our non-employee directors as of March 24, 2008:

Name	Age	Board Committees
Haywood Cochrane	59	Audit; Compensation
Thomas W. D’Alonzo	63	Audit; Nominating and Corporate Governance
David Drutz	69	Compensation; Nominating and Corporate Governance
Kurt M. Eichler	50	Audit; Compensation
Steve Gorlin	70
Stuart McWhorter	39	Audit; Nominating and Corporate Governance

Haywood Cochrane has served as a member of DARA’s board of directors since February 2008. Mr. Cochrane has served as Vice Chairman and a director of I-Trax, Inc. (AMEX: DMX), a publicly traded, total population health management and productivity company, since 2004. He joined I-trax when I-trax acquired CHD Meridian Healthcare where he served as Chairman and Chief Executive Officer from 1997 to 2004. Mr. Cochrane has over 20 years of healthcare experience in executive and senior management positions, including Senior Vice President and Chief Operating Officer of Roche Biomedical Laboratories, President and Chief Executive Officer of Allied Clinical Laboratories and Executive Vice President and Chief Financial Officer of Laboratory Corporation of America. Mr. Cochrane earned an A.B. degree in Political Science from the University of North Carolina at Chapel Hill where he was a Morehead Scholar.

Thomas W. D’Alonzo is currently Co-Chairman of our board of directors and has served as a member and Co-Chairman of DARA’s board of directors since 2005. Mr. D’Alonzo has served as Chief Executive Officer and a member of the board of directors of MiMedx, Inc., an orthopaedics device company, since 2007. He is currently a director of Salix Pharmaceuticals, Inc. (NASDAQ: SLXP), a specialty pharmaceuticals company, BioDelivery Sciences Inc. (NASDAQ: BDSI), a specialty pharmaceuticals company, and Amarillo BioSciences, Inc. (OB-OTC: AMAR), a biopharmaceuticals company. Additionally, he serves on the board of Plexigen, Inc., a private biotech company. Mr. D’Alonzo received his B.S. degree in business administration from the University of Delaware and his law degree from the University of Denver College of Law.

David J. Drutz, M.D. has served as a member of DARA’s board of directors since February 2008. Dr. Drutz currently serves as Chairman of the board of directors of Tranzyme Inc. and as a director of MethylGene Inc. (TSX: MYG), a biopharmaceuticals company. He has been a General Partner with Pacific Rim Ventures (Tokyo, Japan) since 1999. Pacific Rim Ventures (PRV) is focused on global biotechnology investment opportunities in the area of the life sciences. Dr. Drutz was formerly Vice President Biological Sciences (Drug Discovery) and Vice President Clinical Research (AIDS therapeutics) at Smith Kline and French Laboratories in King of Prussia, PA, and Vice President Clinical Development, Daiichi Pharmaceutical Corporation, Ft. Lee, NJ. At Daiichi he was responsible for the development of five anti-infective and oncology products. Dr. Drutz left Daiichi in 1990 to enter the biotechnology industry. Before joining PRV he was President and Chief Executive Officer of Inspire Pharmaceuticals, Inc. (NASDAQ: ISPH), a company specializing in therapeutics for diseases of the respiratory tract and other mucus membrane surfaces. Dr. Drutz received his M.D. degree at the University of Louisville, and postgraduate medical training at Vanderbilt University, following which he served as a U.S. Navy medical officer in Taiwan, Vietnam and the Philippines. He held senior faculty positions at the University of California, San Francisco, University of Texas and the University of Pennsylvania. He is board-certified in Internal Medicine, and a Fellow of the American College of Physicians and the Infectious Diseases Society of America.

Kurt M. Eichler has served as a member of DARA’s board of directors since 2005. Mr. Eichler has served as Executive Vice President of LCOR, Inc., a private real estate development company, since 1982. Mr. Eichler earned a B.S. degree in business administration from the University of Wyoming. He is a member of various real estate organizations, including the Urban Land Institute.

Steve Gorlin is currently a Co-Chairman of our board of directors. Mr. Gorlin has served as a member and Co-Chairman of DARA’s board of directors since 2002 except for the period from February 15, 2008 to March 24, 2008. Mr. Gorlin founded DARA in 2002. He currently serves as Chairman of the board of directors for NTC China and MiMedx, Inc., an orthopaedics device company, and is a member of the board of directors of Surgi-Vision, Inc., a private research company involved in MRI technology. From 1998 to 2003, Mr. Gorlin served on the Business Advisory Council to The Johns Hopkins School of Medicine and currently sits on the board of The Johns Hopkins Alliance for Science and Technology Development. He also is a principal financial contributor to the founding of Camp Kudzu for diabetic children.

Stuart C. McWhorter has served as a member of DARA’s board of directors since 2006. Mr. McWhorter co-founded and has served as President of Clayton Associates, a private equity healthcare services investment management company, since 1996. Mr. McWhorter is Chairman for privately held Censis Technologies and Medical Reimbursements of America and also serves on the board of Tenvera, Proxsys, and Haven Behavioral Healthcare. In addition, Mr. McWhorter serves on the board of FirstBank. Mr. McWhorter’s professional duties include serving as a member of the board of directors for Clemson University’s Endowment and Foundation and Vice Chair of the Foundation’s Investment Committee. Mr. McWhorter has served as an adjunct professor in management for Belmont University, Nashville, TN where he has taught healthcare management and entrepreneurship. Mr. McWhorter received his MHA from The University of Alabama-Birmingham and B.S. in Management from Clemson University.

Audit Committee

As of February 11, 2008, the members of the Audit Committee were Richard J. Benjamin and Thomas M. Claflin II. Current members of our Audit Committee include Haywood Cochrane, Kurt Eichler, Stuart McWhorter and Tom D’Alonzo. Our Board of Directors has determined that Kurt Eichler is an “audit committee financial expert,” as that term is defined under Regulation S-K, Item 407 (d)(5)(ii), and that he is independent under the current rules of the NASDAQ Stock Market and SEC rules and regulations.

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2007, all filing requirements were timely satisfied.

Code of Ethics and Conduct

Our Board of Directors adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees. The Code of Ethics is available in print to any shareholder that requests a copy. Copies may be obtained by contacting Investor Relations at our corporate headquarters. We intend to make any disclosures regarding amendments to, or waivers from, the Code of Business Conduct required under Form 8-K by posting such information on our website.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth information concerning the compensation earned during 2007 by Point’s Principal Executive Officer and its two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “named executive officers”) during 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Donald R. Kiepert, Jr.	2007	217,248	—	91,221	474,565	(2)	783,034
Chairman, Chief Executive Officer and President	2006	377,247	146,000	341,622	7,387	(3)	87,256

Richard M. Small	2007	148,734	—	54,620	339,312	(2)	542,666
Senior Vice President, Chief Financial Officer and President	2006	258,846	75,000	208,401	7,387	(3)	549,634

Barry Jones, Ph. D.	2007	144,215	—	47,931	341,476	(2)	533,622
Senior Vice President, Chief Scientific Officer	2006	247,303	100,000	177,008	6,600	(3)	530,911

(1)	The amounts shown in this column indicate the dollar amount of compensation cost recognized by Point for financial statement reporting purposes in 2006 and 2007 pursuant to FAS 123R for stock option awards granted in 2006, 2007 and in prior years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions made in calculating these amounts for options granted from 2005-2007, see Note 2 to the consolidated financial statements included herein. For additional information regarding the assumptions made in calculating these amounts for options granted prior to 2005, see Note 2 to the consolidated financial statements included in Point’s Annual Report on Form 10-K for the year ended December 31, 2004. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.
(2)	These amounts consisted of (i) severance paid, (ii) severance accrued, (iii) consulting fee, (iv) vacation (v) benefits accrued, and (vi) matching contributions to our 401(k) Plan and (vi) reimbursement of health club membership fees as follows:

	Severance Paid ($)	Severance Accrued ($)	Consulting Fees ($)	Vacation ($)	Benefits Accrued ($)	Matching Contribution to 401(k) Plan ($)	Health Club Membership ($)	Total ($)
Donald R. Kiepert, Jr.	88,454	294,846	33,438	25,799	25,000	6,634	394	474,565
Richard M. Small	60,577	201,923	27,000	17,668	25,000	6,750	394	339,312
Barry Jones, Ph. D.	58,846	196,154	37,563	17,163	25,000	6,750	—	341,476

(3)	These amounts consisted of matching contributions to our 401(k) Plan and reimbursement of health club membership fees.

Employment and Other Agreements with Former Officers

Point had employment agreements with each of the named executive officers. Following the termination of Point’s clinical trials for talabostat, on July 27, 2007 and as part of a company-wide headcount reduction, Point terminated the employment of each of the named executive officers. On July 26, 2007, as part of a shift to a more variable-cost consulting team, Point entered into consulting agreements with each of these former executives under which they agreed to provide advisory and consulting services to Point on a time and materials basis, as needed, at the rate of $250 per hour, not to exceed an aggregate of $2,000 per day.

In connection with their termination, each of the named executive officers received severance payments in accordance with Point’s base severance policy which provided for payment of two weeks of salary plus an additional week of salary for each full year of service. In addition, under their employment agreements, upon termination each of the named executive officers became entitled to receive severance pay for a period of 12 months at his then current base salary plus a lump sum payment of $25,000 lieu of continued participation in any of Point’s group benefit plans. Due to Point’s need to conserve cash in the second half of 2007, Point did not make any of these payments in 2007.

However, under the Merger Agreement pursuant to which Point combined with DARA, in connection with the closing of the transaction on February 12, 2008, each of the named executive officers received the payments listed below under the heading “Payable at Closing” and became entitled to receive for the six months after closing the monthly payments listed below under the heading “Monthly Payments for

Six Months After Closing” as severance and benefit reimbursement payments in accordance with their employment agreements.

Payee	Payable at Closing	Monthly Payment for Six Months After Closing
Barry Jones	$123,078	$16,346
Donald R. Kiepert, Jr.	$172,420	$24,571
Richard N. Small	$125,961	$16,827

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2007, there were no outstanding equity awards held by any of the named executive officers.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2007, none of the named executive officers exercised any options to purchase shares of Point common stock. There was no vesting of shares of restricted stock held by any of Point’s named executive officers in 2007.

Employment and Other Agreements with Current Officers

Dr. Didsbury and DARA entered into an Employment Agreement effective November 28, 2005 and an Amendment to such Employment Agreement September 26, 2007. Pursuant to this employment agreement, Dr. Didsbury was appointed as Executive Vice President of Drug Development.

Pursuant to this agreement, Dr. Didsbury is entitled to an annual base salary of at least $224,000 per year, subject to review and increase annually. Dr. Didsbury is also eligible for bonus payments, with such bonus amounts to be determined in the discretion of the board of directors of DARA. Upon the effective date of his employment agreement, Dr. Didsbury was also awarded stock options under the DARA BioSciences, Inc. 2003 Employee, Director and Consultant Stock Plan covering 150,000 shares of DARA common stock.

In addition to standard employee benefits, under the terms of his employment agreement, Dr. Didsbury is entitled to those benefits afforded to other members of management of DARA.

Dr. Didsbury’s employment agreement also requires that Dr. Didsbury keep certain information confidential and prohibits Dr. Didsbury from engaging in certain activities involving competition with DARA for a one-year period following termination of his employment with DARA.

Under his employment agreement, Dr. Didsbury would, upon termination without “cause” or upon a “change in control,” receive certain severance benefits.

Under Dr. Didsbury’s employment agreement, “cause” is defined as:

•	Theft, dishonesty or falsification of any employment or DARA records by Dr. Didsbury;

•	Conviction of or plea of nolo contendere to a felony or any crime involving moral turpitude;

•

Consistent poor performance or repeated failure to comply with the reasonable directives of the Chief Executive Officer of DARA, as determined by DARA’s board of directors in its sole discretion, which are not cured within thirty days following written notice from DARA;

•	Improper disclosure of DARA’s confidential or proprietary information;

•	Any intentional act that has a material detrimental effect on DARA’s reputation or business; or

•	Any material breach of this Agreement, which breach is not cured within thirty days following written notice of such breach from DARA.

Under Dr. Didsbury’s employment agreement, “change of control” is defined as:

•

Any “Person” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of DARA representing 50% of more of the total voting power represented by DARA’s then outstanding voting securities (excluding for this purpose DARA or its Affiliates or any employee benefit plan of DARA) pursuant to a transaction or a series of related transactions which DARA’s board of directors does not approve; or

•

A merger of consolidation of DARA whether or not approved by its board of directors, other than a merger or consolidation which would result in the voting securities of DARA outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by the voting securities of DARA or such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or the stockholders of DARA approve an agreement for the sale or disposition by DARA of all or substantially all of DARA’s assets.

Under Dr. Didsbury’s employment agreement, upon termination without cause, Dr. Didsbury would be entitled to receive his base salary for a period of one year. In addition, under Dr. Didsbury’s employment agreement, upon termination within one month before or six months after a change of control, Dr. Didsbury would be entitled to receive his base salary for a period of one year.

Stock Options

Under the terms of the option awards granted to them under the DARA BioSciences, Inc. 2003 Employee, Director and Consultant Stock Plan, Mr. Thomas and Dr. Didsbury, the unvested portion of such awards accelerate and become vested as follows:

•	Following termination for death or disability, that portion of any outstanding option that would have become vested on the next vesting date becomes immediately vested; and

•	Upon occurrence of a change of control of the Company, any unvested portion of any outstanding option becomes immediately vested.

Compensation of Directors

Given Point’s financial condition and the strategic alternatives it was considering, the Board of Directors determined that it would not receive an annual retainer for services rendered in 2007 or compensation for meetings held from and after July 1, 2006.

In connection with the merger transaction, we adopted a new Board of Directors compensation program. Under this program, our non-employee directors receive:

•	an annual board retainer of $15,000;

•	board meeting fees of $2,500 for in person meetings and $1,000 for telephonic meetings;

•	committee membership retainers of $2,500;

•	chair retainers of $5,000 for service as chairman of a committee.

Each non-employee director also receives an initial grant of 35,000 shares of restricted common stock. One-fourth of such shares vest on the grant date and the remainder vest in three equal annual installments on the anniversary of such date. In addition, each non-employee director receives an annual grant of 5,000 shares of restricted common stock which vest on the first anniversary of the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership Table

The following table sets forth, as of February 29, 2008, certain information concerning beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each of our directors, (2) each of our executive officers, (3) all directors and executive officers as a group and (4) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise indicated, the address for each person is to the care of DARA BioSciences, Inc., 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27609.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock		Subject to Options and Warrants(1)	Total		Percentage of Class
Directors
Haywood Cochrane	—		—	—		*
David Drutz	—		—	—		*
Thomas W. D’Alonzo	26,641	(2)	96,694	123,335		*
Kurt M. Eichler	526,521	(3)	135,372	661,893		2.4%
Steve Gorlin	2,168,189	(4)	—	2,168,189		8.0%
Stuart C. McWhorter	1,035,608	(5)	32,231	1,067,839	(6)	3.9%

Executive Officers
John C. Thomas, Jr.	625,032	(7)	219,174	844,206		3.1%
John Didsbury, Ph. D.	9,000		371,842	380,842		1.4%
All directors and executive officers as a group (8 persons)	4,390,991		855,314	5,246,305		18.7%

Five Percent Holders
Richard A. Franco, Sr., R. Ph.	725,738		689,753	1,415,491		5.1%
Louis Herlands	1,658,844	(8)	—	1,658,844		6.1%

*	Less than one percent.
(1)	Represents shares subject to options and warrants which are exercisable within 60 days.
(2)	Includes (a) 12,192 shares of our common stock held by Westover Partnership, (b) 12,192 shares of our common stock held by TRB Investments LLC and (c) 2,257 shares of our common stock held by Thomas W. D’Alonzo. We have been advised that Mr. D’Alonzo serves as general partner of Westover Partnership and managing member of TRB Investments LLC and, in such capacities, exercises sole voting and investment authority with respect to the shares held by such entities. Mr. D’Alonzo disclaims beneficial ownership of shares owned by Westover Partnership and TRB Investments LLC, except to the extent of his pecuniary interest therein, if any.
(3)

Includes (a) 30,939 shares of our common stock held by various trusts for the benefit of certain family members of Kurt M. Eichler (the “Eichler Family Trusts”), (b) 10,313 shares of our common stock held by Lindsay N. Eichler and (c) 485,269 shares of our common stock held by Kurt M. Eichler. We have been advised that Mr. Eichler serves as trustee for the Eichler Family Trusts and has power of attorney with respect to shares held by Ms. Eichler and, in such capacities, exercises sole voting and investment authority with respect to the shares held by such entities and her. Mr. Eichler disclaims beneficial ownership of shares owned by the Eichler Family Trusts, except to the extent of his pecuniary interest therein, if any.

(4)	Represents (a) 2,168,189 shares of common stock held by the Steve Gorlin Revocable Trust and (b) 103,141 shares of common stock held by Mr. Gorlin’s wife. We have been advised that Mr. Gorlin serves as trustee for the Steve Gorlin Revocable Trust and, in such capacity, exercises sole voting and investment authority with respect to the shares held by such entity.
(5)	Includes (a) 517,804 shares of our common stock held by FCA Venture Partners III SBIC, L.P. and (b) 517,804 shares of our common stock held by FCA Venture Partners IV, L.P. We have been advised that Stuart C. McWhorter serves as president of Clayton Ventures III SBIC, Inc. and Clayton Ventures IV, LLC (together “Clayton Ventures”) which are the general partners of FCA Venture Partners III SBIC, L.P. and FCA Venture Partners IV, L.P. (collectively, the “FCA Companies”), respectively, and, in such capacity, shares voting and investment authority with respect to the shares held by the FCA Companies with the FCA Companies and Clayton Ventures. Clayton Ventures and Mr. McWhorter each disclaim beneficial ownership of shares owned by the FCA Companies, except to the extent of its or his pecuniary interest therein, if any.
(6)	These options are held directly by Mr. McWhorter. Mr. McWhorter holds these securities for the benefit of the FCA Companies. Mr. McWhorter disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, if any.
(7)	Includes (a) 6,188 shares of our common stock held by Mr. Thomas’ wife and his two minor children, (b) 309,422 shares of our common stock held by the John C. Thomas Family LP and (c) 309,422 shares of our common stock held by John C. Thomas, Jr. We have been advised that Mr. Thomas serves as general partner of the John C. Thomas Family LP and, in such capacity, exercises sole voting and investment authority with respect to the shares held by such entity.
(8)	Includes (a) 1,483,505 shares of our common stock held by the Louis Herlands Family, LLC, and (b) 175,339 shares of our common stock held by Louis Herlands. We have been advised that Mr. Herlands serves as managing member of the Louis Herlands Family, LLC and, in such capacity, shares voting and investment authority with respect to the shares held by such entity. Mr. Herland’s address is 21 Ellsworth Avenue, Cambridge, Massachusetts 02139.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance, under Point’s equity compensation plans as of December 31, 2007, as adjusted for the one-for-forty stock split which occurred on February 12, 2008 in connection with the merger transaction between Point and DARA.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	122,665	$121.27	180,632

Equity compensation plans not approved by security holders	—	—	—

Total	122,665	$121.27	180,632

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Point utilized the services of Ropes & Gray LLP, of which Mr. Daniel T. Roble, a former director of Point, was a limited partner. During 2007, Point paid fees totaling approximately $846,000 to Ropes and Gray LLP for legal services in connection with general corporate, transaction and other related matters under Ropes & Gray’s normal fee structure and had a liability for fees due to the law firm of approximately $33,000 at December 31, 2007.

During the 2007 fiscal year, the following individuals served as members of Point’s board of directors: Timothy J. Barberich, Richard J. Benjamin, Thomas M. Claflin II, Donald R. Kiepert, Jr., Larry G. Pickering, Daniel T. Roble and William J. Whelan, Jr. Each of such directors, other than Mr. Kiepert, was “independent” as such term is defined in the listing standards of The Nasdaq Stock Market and the applicable rules of the SEC.

Item 14.	Principal Accounting Fees and Services.

The Board of Directors has appointed Ernst & Young LLP to examine the financial statements of Point for fiscal year 2007. In 2006, in addition to audit services, Ernst & Young LLP provided tax compliance services to Point. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Ernst & Young LLP. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our audit committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily to tax services and merger and acquisition due diligence and audit services. In addition, we will obtain these non-audit services from Ernst & Young LLP only when the services offered by Ernst & Young LLP are more economical and efficient than services available from other service providers.

The aggregate fees billed for professional services by Ernst & Young LLP in 2007 and 2006 for these various services were:

	2007	2006
Audit Fees (1)	$194,986	$202,855
Audit-Related Fees	—	—
Tax Fees (2)	17,500	16,250
All Other Fees	—	—

Total	$212,486	$219,105

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent public accounting firm in connection with statutory and regulatory filings or engagements. These fees include fees billed for review and evaluation of the Company’s internal control over financial reporting and attest services relating thereto.
(2)	Tax fees principally included review of and consultation regarding the Company’s federal and state tax returns and tax planning.

Appointment of Registered Public Accounting Firm and Pre-Approval of Audit and Non-Audit Services

All of the Ernst & Young LLP fees for 2007 and 2006 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page 29.

(a)(2)	Financial Statement Schedules: All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

(a)(3)	Exhibits: The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits are set forth on the following exhibit index. Management contracts, compensatory plans and arrangements are identified in the exhibit index by the symbol “+.”

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

DARA BIOSCIENCES, INC.

By:	/s/ John Didsbury
John Didsbury
President and Chief Operating Officer

POWER OF ATTORNEY

We, the undersigned directors and executive officers of DARA BioSciences, Inc., hereby severally constitute and appoint Lynn Morris our true and lawful attorney and agent, with full power to her to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of DARA BioSciences, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.

Signature	Title	Date

/s/ John Didsbury	President and Chief Operating Officer	March 31, 2008
John Didsbury	(Principal Executive Officer)

/s/ John C. Thomas, Jr.	Chief Financial Officer	March 31, 2008
John C. Thomas, Jr.	(Principal Financial Officer)

/s/ Haywood Cochrane	Director	March 31, 2008
Haywood Cochrane

/s/ Thomas W. D’Alonzo	Director	March 31, 2008
Thomas W. D’Alonzo

/s/ David Drutz	Director	March 31, 2008
David Drutz

/s/ Kurt M. Eichler	Director	March 31, 2008
Kurt M. Eichler

/s/ Steve Gorlin	Director	March 31, 2008
Steve Gorlin

/s/ Stuart McWhorter	Director	March 31, 2008
Stuart McWhorter

EXHIBIT INDEX

Item 15(c)	Exhibits:

Exhibit No.	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger, dated October 9, 2007 by and among DARA BioSciences, Inc., Point Therapeutics, Inc. and DP Acquisition Corp.	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on October 10, 2007

2.2	Amendment to Agreement and Plan of Merger, dated December 14, 2007 by and among DARA BioSciences, Inc., Point Therapeutics, Inc. and DP Acquisition Corp.	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4/A filed on December 17, 2007

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to DARA BioSciences, Inc.’s Report on Form 8-K filed on February 12, 2008

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on November 26, 2007

4.1	Specimen stock certificate for common stock	Incorporated by reference to DARA BioSciences, Inc.’s Report on Form 8-K filed on February 12, 2008

4.2	Form of Warrant for Point Therapeutics, Inc.	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

4.3	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003

4.4	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003

4.5	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on April 1, 2004

4.6	Form of Investor Registration Rights Agreement for Point Therapeutics, Inc. dated as of March 24, 2004	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on April 1, 2004

4.7	Subscription Agreement dated on or about September 19, 2003 by and among Point Therapeutics, Inc. and certain investors	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-1 filed on November 18, 2003

4.8	Form of Investor Securities Purchase Agreement dated as of March 24, 2004	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K

Exhibit No.	Description	Incorporated by Reference to
filed on April 1, 2004

4.9	Securities Purchase Agreement dated as of February 1, 2007 between Point Therapeutics, Inc. and certain investors	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on February 2, 2007

9.1	Form of Voting Agreement among directors and former executive officers of Point Therapeutics, Inc., Point Therapeutics, Inc. and DARA BioSciences, Inc.	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on October 10, 2007

9.2	Form of Voting Agreement among directors and executive officers of DARA BioSciences, Inc., Point Therapeutics, Inc. and DARA BioSciences, Inc.	Incorporated by reference to Point Therapeutics, Inc.’s Registration Statement on Form S-4 filed on November 26, 2007

+10.1	First Amended Executive Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

+10.2	First Amended Executive Employment Agreement dated October 31, 2001 by and between Point Therapeutics, Inc. and Richard N. Small	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

+10.3	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

+10.4	Executive Employment Agreement dated May 28, 2002 by and between Point Therapeutics, Inc. and Michael P. Duffy	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

+10.5	Executive Employment Agreement dated January 1, 2003 by and between Point Therapeutics, Inc. and Barry Jones	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002

+10.6	Executive Employment Agreement dated January 13, 2003 by and between Point Therapeutics, Inc. and Margaret J. Uprichard	Incorporated by reference to Point Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.	Description	Incorporated by Reference to
10.7	Lease Termination Agreement dated July 26, 2007 by and between Point Therapeutics, Inc. and KNH Realty Trust	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.8	Loan and Security Agreement, dated October 9, 2007 by and between Point Therapeutics, Inc. and DARA BioSciences, Inc.	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on October 10, 2007

10.9	Note Issued by Point Therapeutics to DARA BioSciences, Inc. dated October 9, 2007	Incorporated by reference to Point Therapeutics, Inc.’s Report on Form 8-K filed on October 10, 2007

+10.10	Consulting Agreement dated July 26, 2007 by and between Point Therapeutics, Inc. and Donald R. Kiepert, Jr.	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

+10.11	Consulting Agreement dated July 26, 2007 by and between Point Therapeutics, Inc. and Michael P. Duffy	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

+10.12	Consulting Agreement dated July 26, 2007 by and between Point Therapeutics, Inc. and Barry Jones	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

+10.13	Consulting Agreement dated July 26, 2007 by and between Point Therapeutics, Inc. and Richard N. Small	Incorporated by reference to Point Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

10.14	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan	Incorporated by reference to DARA BioSciences, Inc.’s Report on Form 8-K filed on February 12, 2008

10.15	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan	Incorporated by reference to DARA BioSciences, Inc.’s Report on Form 8-K filed on February 12, 2008

21	Subsidiary of DARA BioSciences, Inc.

23	Consent of Ernst & Young LLP

24	Power of Attorney	Included on signature page

31.1	Certification of John Didsbury, Ph.D pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008

Exhibit No.	Description	Incorporated by Reference to
31.2	Certification of John C. Thomas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008

+	Management Contract or Compensatory Plan or Arrangement.