Form 10-Q
period 2008-03-31
DARA BioSciences, Inc.
filed 2008-05-15
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

4505 Falls of Neuse Road, Suite 125, Raleigh, NC 27609

(Former Address if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s common stock as of May 12, 2008 was approximately 27,300,283.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,834,336	$8,263,006
Interest receivable	97,957	44,439
Prepaid expenses and other current assets	672,664	34,648
Due from affiliates	17,184	—

Total current assets	7,622,141	8,342,093
Furniture, fixtures and equipment, net	85,663	60,299
Prepaid license fee, net	550,000	580,000
Investments	222,879	222,879

Total assets	$8,480,683	$9,205,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$764,037	$344,597
Accrued liabilities	1,005,625	430,215
Income tax liability	241,571	237,548

Total current liabilities	2,011,233	1,012,360

Deferred lease obligation	2,899	4,918
Patent obligation	30,260	—

Total liabilities	2,044,392	1,017,278

Minority interest in subsidiary	903,742	978,174

Stockholders’ equity;
Preferred stock, $0.01 par value; 1,000,000 shares authorized no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at March 31, 2008 and 5,000,000 shares authorized, issued and outstanding at December 31, 2007	—	5,000
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at March 31, 2008 and 8,500,000 shares authorized, 6,350,333 issued and outstanding at December 31, 2007	—	6,350
Common stock, $.01 par value: 75,000,000 shares authorized, 27,235,746 shares issued and 27,230,283 outstanding at March 31, 2008 (5,463 shares held in treasury stock), no shares authorized, issued or outstanding at December 31, 2007; $0.001 par value; no shares authorized, issued or outstanding at March 31, 2008 and 40,000,000 shares authorized, 14,087,824 issued and outstanding at December 31, 2007	272,303	14,088
Additional paid in capital	20,661,951	20,164,976
Deficit accumulated during the development stage	(15,401,705)	(12,980,595)

Total stockholders’ equity	5,532,549	7,209,819

Total liabilities and stockholders’ equity	$8,480,683	$9,205,271

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from June 22, 2002 (inception) through
	2008	2007	March 31, 2008
Operating expenses:
Research and development	$1,462,112	$799,583	$11,509,880
General and administrative	1,221,532	533,862	13,145,087

Total operating expenses	2,683,644	1,333,445	24,654,967

Loss from operations	(2,683,644)	(1,333,445)	(24,654,967)

Other income, net:
Gain on distribution of nonmonetary asset	—	2,658,251	4,669,043
Other income, net	—	16,271	135,899
Interest income, net	188,102	121,299	860,450
Gain on sale of marketable securities	—	1,773,087	5,649,632

Other income, net	188,102	4,568,908	11,315,024

(Loss) income before undistributed loss in equity method investments and minority interest	(2,495,542)	3,235,463	(13,339,943)
Minority interest	74,432	80,588	538,206
Undistributed loss in equity method investments	—	—	(2,374,422)

Net (loss) income attributable to common stockholders	$(2,421,110)	$3,316,051	$(15,176,159)

Basic net (loss) income per common share	$(0.09)	$0.23

Shares used in computing basic net loss per common share	27,963,118	14,523,390

Diluted net (loss) income per common share	$(0.09)	$0.11

Shares used in computing diluted net (loss) income per common share	27,963,118	29,239,853

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from June 22, 2002 (inception) through
	2008	2007	March 31, 2008
Operating activities
Net (loss) income	$(2,421,110)	$3,316,051	$(15,176,159)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	37,443	7,200	138,618
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Minority interest in subsidiary	(74,432)	(80,588)	(538,206)
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	14,490	406,359
Shares issued to directors for services	27,500	—	43,500
Share-based compensation	275,637	103,489	2,609,850
Expense of warrants issued with convertible notes	—	—	4,860
Loss on disposal of furniture, fixtures and equipment	—	—	18,039
Gain on distribution of investments	—	(2,658,251)	(4,669,043)
Gain on sale of marketable securities	—	(1,773,087)	(5,649,632)
Deferred lease obligation	(2,019)	(2,020)	2,900
Changes in operating assets and liabilities:
Interest receivable	(53,518)	28,105	(97,957)
Other receivables	—	(14,248)	—
Prepaid license fee and other prepaid expenses	(157,378)	—	(792,026)
Due from affiliates	(17,184)	51,700	(17,184)
Accounts payable	419,440	122,026	434,037
Accrued liabilities	(223,891)	(7,260)	308,070

Net cash used in operating activities	(2,189,512)	(892,393)	(19,321,463)
Investing activities
Purchases of furniture, fixtures, and equipment	(10,828)	(1,368)	(171,299)
Proceeds from sale of furniture, fixtures, and equipment	—	—	958
Cash acquired in reverse merger	771,670	—	771,670
Purchase of investments in affiliates	—	—	(2,471,400)
Issuance of notes receivable	—	—	(1,400,000)
Payments on notes receivable	—	—	711,045
Proceeds from sale of marketable securities		1,773,087	1,773,087
Proceeds from sale of investments in affiliates	—	—	3,905,692

Net cash provided by investing activities	760,842	1,771,719	3,119,753

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,		Period from June 22, 2002 (inception) through
	2008	2007	March 31, 2008
Proceeds from issuance of notes payable	—	—	105,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	—	—	80,051
Proceeds from issuance of preferred stock and common stock, net of issuance costs	—	—	23,105,995

Net cash provided by financing activities	—	—	23,036,046

Net (decrease) increase in cash and cash equivalents	(1,428,670)	879,326	6,834,336
Cash and cash equivalents at beginning of period	8,263,006	12,274,641	—

Cash and cash equivalents at end of period	$6,834,336	$13,153,967	$6,834,336

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$20,518
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to directors for services	27,500	—	43,500
Conversion of note into equity of subsidiary	—	—	1,441,948

	$—	$—	$2,552,226

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (the “Company”), completed the merger transaction (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development-stage pharmaceutical company based in Raleigh, North Carolina (“DARA”). Pursuant to the Merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the Merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the Merger, the Company changed its name to DARA BioSciences, Inc.

For accounting purposes, the Merger was treated as a reverse acquisition with DARA being the accounting acquirer. Accordingly, the historical financial information in these financial statements prior to the Merger is that of DARA and its consolidated subsidiaries and all references to the “Company” in these financial statements relating to periods prior to the Merger refer to DARA.

The Company, headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage company that acquires therapeutic drug candidates for development and subsequent licensing or sale to pharmaceutical companies.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception through March 31, 2008 of $15,176,159 and expects to continue to incur losses and require additional financial resources to achieve commercialization of its products.

The Company’s business is subject to significant risks consistent with specialty pharmaceutical and biotechnology companies that are developing technologies and eventually products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval and competition with other biotechnology and pharmaceutical companies.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates – The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: MIKKO Pharmaceuticals; DARA Therapeutics, Inc.; OnsetThera, Inc.; Signum Pharmaceuticals, Inc.; and NYVARA Pharmaceuticals, Inc. The Company has control of all subsidiaries, and as such they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

Effective December 18, 2006, the Company filed certificates of dissolution for both Onset Thera, Inc. and NYVARA Pharmaceuticals, Inc.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.

Investments

The Company’s other investments include investments in privately-held companies. Pursuant to APB 18, The Equity Method of Accounting for Investments in Common Stock, the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the guidance required by Financial Accounting Standards Board (FASB) Staff Position 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost and depreciated over the estimated useful lives of the assets (five years) using the straight-line method.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, costs associated with clinical trials, including amounts paid to clinical research organizations and clinical investigators, manufacturing, process development and clinical product supply costs, research costs and other consulting and professional services, and allocated facility and related expenses.

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in compensation expense of $275,637 for the three months ended March 31, 2008 and $103,489 for the three months ended March 31, 2007.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity (deficit). Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive income for the three months ended March 31, 2008 and 2007 consists of net income for the period.

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated in accordance with SFAS 128 by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted (loss) earnings per share is computed by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the three months ended March 31, 2008 calculation of diluted net loss per share as their effect is anti-dilutive. For the three months ended March 31, 2007, 177,951 warrants been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Net (loss) income attributable to common stockholders	$(2,421,110)	$3,319,691

Basic and diluted net (loss) income per share:
Weighted-average shares used in computing basic net (loss) income per share	27,963,118	14,523,390
Dilutive effect of conversion of preferred stock	—	13,923,981
Dilutive effect of options and warrants	—	792,482

Weighted-average shares used in computing diluted net (loss) income per share	27,963,118	29,239,853

Basic net (loss) income per common share	$(0.09)	$0.23

Diluted net (loss) income per common share	$(0.09)	$0.11

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”.) SFAS 157 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment.)

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The standard is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. The adoption of the Standard had no effect on the consolidated financial statements.

3. Merger with Point

On February 12, 2008, DARA and Point completed the Merger as described in Note 1. The boards of directors of Point and DARA, respectively, believed that by combining Point and DARA, the combined company would generate improved long-term operating and financial results and establish a stronger competitive position in the industry by gaining access to greater resources, diversification and increased access to capital. In merging with Point, the DARA board also considered the potential for increased liquidity for its stockholders expected as the result of the Merger.

Following the effectiveness of the Merger, Point changed its corporate name to DARA BioSciences, Inc. and changed its ticker symbol on The NASDAQ Capital Market to “DARA”. The Merger was intended, among other things, to allow the business of privately-held DARA to be conducted by the Company given that DARA’s business became the primary business of the Company following the Merger.

The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Under this method of accounting, Point is treated as the acquired company for financial reporting purposes. On February 12, 2008, Point had approximately $762,000 in cash. Under the terms of the Merger Agreement, as of the closing of the Merger, the former holders of DARA equity securities acquired 96.4% of the capital stock of the Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of six directors, all of whom were former directors of DARA. In addition, the senior management team of DARA manages the operations of the Company, with the exception of the Chairman of the Board of Directors and Chief Executive Officer who resigned from the Company as of March 21, 2008. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Point. The net assets of Point were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger. Following is the allocation of the purchase price to the net assets of Point based on fair values:

Cash	$771,671
Other current assets	480,638
Fixed assets, net of depreciation	21,979
Accrued liabilities	(803,324)
Merger transaction cost expensed	1,271,950

Total purchase price	$1,742,914

The Merger had no effect on loss per share.

4. Income Taxes

The Company recorded no tax expense in either of the three months ended March 31, 2008 or March 31, 2007. The Company maintains the same assumptions regarding the valuation allowance and recognition of deferred tax assets as December 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” as of January 1, 2007. As of December 31, 2007 the Company had approximately $237,558 of unrecognized tax liabilities. The total balance of unrecognized liabilities at March 31, 2008 of $241,571, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognized interest and penalties within its interest expense.

5. Equity

Pursuant to the merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of post-merger Company common stock, plus cash in lieu of any fractional shares. Additionally, outstanding options and warrants to purchase shares of DARA common stock became options and warrants to purchase shares of post-merger Company common stock adjusted as follows: the number of shares acquirable upon exercise was multiplied by 1.031406 and the exercise price per share was divided by 1.031406. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the merger, the Company changed its name to DARA BioSciences, Inc.

6. Stock-Based Compensation

With the adoption of SFAS 123R as of January 1, 2006, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, “Share-Based Payment.” The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U.S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. SFAS 123R requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

Prior to February 12, 2008 the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through completion of the Merger, and related stock-based compensation expense was determined based upon the price the board determined at time of grant, the exchange ratio of the shares in the Merger.

The weighted average assumptions utilized to determine fair value are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
Dividend yield	—	—
Volatility	75%	75%
Weighted-average expected life (in years)	5.8	5.8
Risk free interest rate	3.0%	4.5%
Forfeiture rate	10%	10%

The adoption of SFAS No. 123R had a significant impact on our results of operations. The Company’s consolidated statements of operations for the three months ended March 31, 2008 and 2007 includes the following stock-based compensation expense which the Company recognized as stock-based compensation expense as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$88,743	$9,193
General and administrative	186,894	94,296

Total stock-based compensation	$275,637	$103,489

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.2 years was $1,761,500 at March 31, 2008 and over an estimated weighted-average amortization period of 2.5 years was $490,999 at March 31, 2007.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and are recognized as an expense over the term of the related financing or the period over which services are received. The Company recognized stock-based compensation expense for awards to non-employees totaling $0 and $1,706 for the three months ended March 31, 2008 and 2007, respectively.

A summary of activity under the Company’s stock option plans for the three month period ended March 31, 2008 is as follows (adjusted for the effect of the merger):

		Options Outstanding
	Shares Available to Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2007	687,352	2,750,530	$1.78
Options granted	(15,471)	15,471	2.62
Additional shares authorized on February 12, 2008	4,606,246	—	—
Cancelled and forfeited	6,188	(6,188)	2.33

Balance at March 31, 2008	5,284,315	2,759,813	$1.79

Additionally, the Company has reserved 17,920 shares of common stock with a weighted-average exercise price of $137.20 for issuance under Point’s 1994 Plan, 1997 Plan, and 2003 Directors’ Plan.

7. Commitments and Contingencies

In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. Management was aware of no such matters as of the date of these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Merger Transaction

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (“we,” “us” and “our” or the “Company”), completed the merger transaction (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007, among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately-held development stage pharmaceutical company based in Raleigh, North Carolina (“DARA”).

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

For accounting purposes, the Merger was treated as a reverse acquisition with DARA being the accounting acquirer. Accordingly, the historical financial information in this Form 10-Q prior to the Merger is that of DARA and its consolidated subsidiaries and all references to the “Company” in this Form 10-Q relating to periods prior to the Merger refer to DARA.

Overview

We are a Raleigh, North Carolina-based development stage pharmaceutical company that acquires promising therapeutic drug candidates from third parties and advances their clinical development for later sale or license to pharmaceutical companies. We operate a business model that focuses on the following:

•	Obtaining patents for innovative drug candidates which we believe have value in the marketplace;

•	Utilizing a small group of talented employees to develop those ideas through proof of concept in patients (generally through phase 2a clinical trials) by working with strategic outsource partners; and

•

Licensing the resulting product to a strong pharmaceutical partner to commercialize. We do not intend to fully develop, obtain clearance from the FDA and then market the drug candidates we are developing.

We hire experts with strong project management skills in specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners to complete the necessary development work. This permits us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. It allows us to control our annual expenses, and to utilize optimal resources as required.

After we establish proof of concept for an innovative drug candidate, we seek a strong pharmaceutical partner to license the drug candidate and to commercialize it after regulatory approval. The success of our business is highly dependent on the marketplace value of our drug candidates, the related patents we obtain, and our ability to find strong commercial partners to successfully commercialize the drug candidates.

We generally license drug candidates that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”) (which is part of the process to get approval from the FDA for marketing a new prescription drug in the U.S). Operationally we advance the development of our drug candidates from the stage we in-license the compound, typically at the pre-clinical stage of development, to obtain FDA approval of an IND application, test the drug candidates in Phase 1 and Phase 2 clinical trials and seek to license the drug candidate or find a collaborative partner who would further the development of the compound in later stage trials and commercialize it. Key indicators to evaluate our success are how our drug candidates advance through the drug development process, and ultimately, if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our drug candidates. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. To date, we have received net proceeds from the sale of those assets in the amount of approximately $5,650,000. These proceeds together with capital raised from the sale of securities have been our primary source of working capital.

We expect that we may continue to incur operating losses over the next several years as we complete the development of our current portfolio of drug candidates and acquire and develop new drug candidates. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

During the three months ended March 31, 2008, we relocated our facilities to a new office building and entered a lease agreement with a five-year term for the property. These facilities are expected to accommodate future growth, including the anticipated hiring of two to four employees in the near future and our projected growth over the next five years.

Status of our Drug Candidates

We currently have a portfolio of five programs with drug candidates for the treatment of neuropathic pain, type 2 diabetes, and psoriasis. Based on our present working capital, we believe that we have sufficient working capital to maintain our existing programs through the beginning of 2009, but that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate for the treatment of neuropathic pain. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain. The drug candidate is presently being tested in a Phase 2a clinical trial in cancer patients with neuropathic pain. This trial is expected to be completed in the fourth quarter of 2008. A second larger Phase 2 trial is expected to commence during third quarter of 2008 assuming additional funding is secured.

We incurred approximately $389,000 in development costs associated with the development of KRN5500 for the three month period ended March 31, 2008 and we have incurred costs of approximately $2.4 million from inception to date.

DB959

DB959 is a PPARd/g agonist for the treatment of type 2 diabetes. We are developing this drug candidate as a once-daily oral therapy. We expect to file an IND application to the FDA during the fourth quarter of 2008. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp. This license entered into in October 2007 gives the Company rights to over 2,000 compounds with agonist activities toward multiple PPAR sub-types.

We incurred approximately $202,000 in direct outside development costs associated with the development of DB959 for the three month period ended March 31, 2008 and we have incurred costs of approximately $239,000 from inception to date.

DB160

DB160 is a DPP-IV inhibitor for the treatment of type 2 diabetes. The Company is developing this drug candidate as a once-daily oral therapy. We expect to file an IND application to the FDA during first quarter of 2009 assuming additional funding is secured. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Nuada, LLC.

We incurred approximately $322,000 in direct outside development costs associated with the development of DB160 for the three month period ended March 31, 2008 and we have incurred costs of approximately $1.3 million from inception to date.

DB900

DB900 is a series of compounds which are PPARg /a/d agonists for the treatment of type 2 diabetes. A clinical candidate will be selected from a number of strong lead compounds. We expect to file an IND application to the FDA during third quarter of 2009 assuming additional funded is secured. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp.

We incurred approximately $20,000 in direct outside development costs associated with the development of DB900 series compounds for the three month period ended March 31, 2008 and we have incurred costs of approximately $26,000 from inception to date.

DB200

DB200 is a series of compounds which are inhibitors of CPT-1 for the topical treatment of psoriasis. A clinical candidate will be selected from a number of strong lead compounds. We expect to file an IND application to the FDA during fourth quarter of 2009 assuming additional funding is secured. There are no third party licenses associated with this program.

We incurred approximately $66,000 in direct development costs associated with the development of DB200 series compounds for the three month period ended March 31, 2008 and we have incurred costs of approximately $101,000 from inception to date.

Other

Prior to the Merger, we studied talabostat (acquired in the merger with Point Therapeutics) in a number of human clinical trials as a potential therapy in late-stage cancers. In May 2007, the talabostat clinical development program was put on clinical hold by the U.S. Food and Drug Administration as a result of interim clinical results related to Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. We are currently evaluating talabostat to determine the viability of further studies but at this point do not expect it to become a significant part of our drug development program.

Investments

Prior to 2007, we made investments in several companies. As a result, we currently hold investments in the following companies:

•

Surgi-Vision is developing “real-time” devices to be used with Functional MRI Technology. The company is targeting clinical solutions in areas such as MR-Guided Deep Brain Stimulation (DBS) and Cardiac Ablation to treat Atrial Fibrillation.

•	Medeikon Corporation is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system.

•	MiMedx Group, Inc. (MDXG.OB) is developing products primarily for use by musculoskeletal specialists in both surgical and non-surgical therapy.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expenses, accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

We expense research and development expenses when incurred. The cost of certain research programs, such as patient recruitment and related supporting functions for clinical trials, are based on reports and invoices submitted by the contract research organization (“CRO”) assisting in conducting the clinical trial. This is based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical centers, investigators, testing facilities and patients for participating in our clinical trials. Certain research and development costs must be prepaid which, if the research and development work ceases to progress for whatever reason, are not repayable to us. In such cases, those costs are expensed when paid.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when invoices have not yet been sent and we have not otherwise been notified of actual cost. The majority of our service providers invoice monthly in arrears for services performed. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of raw materials, drug substance and drug products; and

•	professional service fees.

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment (SFAS 123R). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our stock-based compensation transactions resulted in compensation expense of $275,637 for the three months ended March 31, 2008 and $103,489 for the three months ended March 31, 2007.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Research and development expenses increased from approximately $800,000 for the three months ended March 31, 2007 to approximately $1,462,000 for the corresponding 2008 period, primarily as a result of increased expenses incurred in continuing development of the neuropathic pain compound and initiating the development of the following new programs that the Company did not have in the three months ended March 31, 2007: DB 959, DB 200 and DB 900.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basis operational and support costs and insurance costs. General and administrative expenses increased from approximately $534,000 for the three months ended March 31, 2007 to approximately $1,222,000 for the corresponding 2008 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger, as well as an increase of two employees and associated overhead.

Other income, net reflect non-operating activities having to do with investments and dispositions on investments made in collaborations with other companies. Other income, net decreased from approximately $4,569,000 for the three months ended March 31, 2007 to approximately $188,000 for the corresponding 2008 period. The decrease was primarily due to there being no recognized gains on nonmonetary assets or from the sale of securities in the first quarter of 2008. In the first quarter of 2007, we recognized a gain on nonmonetary assets of approximately $2,658,000 as a result of our distribution of a dividend of shares of Surgi-Vision stock to stockholders and option holders. In the first quarter of 2007, we recognized a gain from the sale of securities of approximately $1,773,000 as a result of our sale of our remaining investment in Medivation, Inc.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $6,834,000.

During the three month period ended March 31, 2008, our cash and cash equivalents decreased by approximately $1,429,000 as compared to December 31, 2007. The decrease in cash was primarily due to the operating loss offset in part by non-cash stock-based compensation of $276,000 and depreciation and amortization of $37,000. Prepaid expenses increased by approximately $157,000 for the three month period ended March 31, 2008, primarily as a result of prepaid insurance coverage. Accounts payable increased by approximately $419,000 and accrued expenses decreased by approximately $224,000 during the three month period ended March 31, 2008.

Our investing activities provided net cash of approximately $761,000 for the three month period ended March 31, 2008 primarily as a result of cash provided of approximately $772,000 incurred in connection with the Merger.

We entered into a lease for new facilities in the beginning of this quarter. The new facilities are approximately 7,520 square feet compared to our previous space of 4,038 square feet. In connection with entry into this new lease, our annual lease costs will increase by approximately $100,000.

Capital Resources

From inception through March 31, 2008, we have financed our operations primarily from the net proceeds of (1) private placements of equity securities, through which we raised approximately $23,106,000, and (2) the sale of securities held in subsidiary companies, through which we raised approximately $5,650,000.

As of March 31, 2008, we had net working capital of approximately $5,611,000. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements.

We believe we have sufficient working capital to pursue our current operations through the beginning of 2009. However, we will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of equity securities. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	execute our growth plan;

•	take advantage of future opportunities, including synergistic acquisitions; or

•	continue to remain in operation.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As a result of the Merger (described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger Transaction), our internal control over financial reporting was materially affected in that upon the effective date of the Merger, DARA’s internal control over financial reporting became ours. DARA was a private company and therefore was not subject to Section 404 of the Sarbanes-Oxley Act of 2002 which requires companies to include in their annual report an assessment of internal control over financial reporting and the related auditor attestation report. During 2008, we plan to dedicate internal resources and engage outside consultants to implement a work plan so that we may complete an evaluation of our internal control over financial reporting as of December 31, 2008 and include an internal control assessment and the related auditor attestation report in our 2008 Form 10-K.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of May 14, 2008, we had no outstanding material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on February 12, 2008, the following matters were submitted to a vote of security holders and the results were as follows:

1. The proposal to issue shares of the Company’s stock pursuant to the Agreement and Plan of Merger, dated as of October 9, 2007, by and among the Company, Merger Sub and DARA as amended December 14, 2007 was approved by a vote of 21,257,982 in favor, 287,305 against and 150,519 abstaining.

2 The proposal to amend the Certificate of Incorporation of the Company to effect a reverse stock split was approved by a vote of 20,871,737 in favor, 634,183 against and 289,885 abstaining.

3. The proposal to amend the Certificate of Incorporation of the Company to change its corporate name to DARA BioSciences, Inc. was approved by a vote of 26,618,038 in favor, 303,147 against and 119,714 abstaining.

4. The proposal to elect each of Thomas W. D’Alonzo, Kurt M. Eichler, Richard A. Franco, Sr., Steve Gorlin, W. Hamilton Jordan and Stuart C. McWhorter was approved as follows:

DIRECTOR	VOTES FOR	VOTES WITHHELD
Thomas W. D’Alonzo	26,524,723	516,178
Kurt M. Eichler	26,530,685	510,216
Richard A. Franco, Sr.	26,531,997	508,904
Steve Gorlin	26,531,785	509,116
W. Hamilton Jordan	26,526,570	514,331
Stuart C. McWhorter	26,531,997	508,904

5. The proposal to approve the DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan was approved by a vote of 20,038,523 in favor, 1,425,862 against and 331,421 abstaining.

6. The proposal to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by a vote of 26,517,305 in favor, 344,980 against and 178,612 abstaining.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARA BIOSCIENCES, INC.

Date: May 15, 2008	By:	/s/ John Didsbury
John Didsbury President and Chief Operating Officer

Date: May 15, 2008	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr. Chief Financial Officer

EXHIBIT INDEX

Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1	Lease Agreement, dated November 30, 2007, by and between The Prudential Insurance Company of America and DARA BioSciences, Inc.

10.2	Employment Agreement with John Didsbury, dated November 28, 2005

10.3	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan	Incorporated by reference to DARA BioSciences, Inc.’s Report on Form 8-K filed on February 12, 2008

10.4	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan	Incorporated by reference to DARA BioSciences, Inc.’s Report on Form 8-K filed on February 12, 2008

10.5	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Incentive Stock Options)	Incorporated by reference to DARA BioSciences, Inc.’s Registration Statement on Form S-8 filed on April 8, 2008

10.6	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Non-Qualified Options)	Incorporated by reference to DARA BioSciences, Inc.’s Registration Statement on Form S-8 filed on April 8, 2008

10.7	Form of Restricted Stock Award Agreement for 2008 Employee, Director and Consultant Stock Plan	Incorporated by reference to DARA BioSciences, Inc.’s Registration Statement on Form S-8 filed on April 8, 2008

10.8	Form of Restricted Stock Unit Award Agreement for 2008 Employee, Director and Consultant Stock Plan	Incorporated by reference to DARA BioSciences, Inc.’s Registration Statement on Form S-8 filed on April 8, 2008

10.9	License Agreement dated May 3, 2004, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.*

10.10	Exclusive License Agreement effective July 1, 2004, by and between Kirin Brewery Company, Limited and DARA Therapeutics, Inc.*

10.11	Exclusive License Agreement effective December 22, 2006, by and between Nuada, LLC and DARA BioSciences, Inc.*

10.12	Exclusive License Agreement dated October 8, 2007, by and between Bayer Pharmaceuticals Corporation and DARA BioSciences, Inc.*

Exhibit No.	Description	Incorporated by Reference to

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this document are confidential and have been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.