Form 10-Q
period 2008-06-30
DARA BioSciences, Inc.
filed 2008-08-14
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 12, 2008 was approximately 27,625,366

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,277,222	$8,263,006
Interest receivable	10	44,439
Prepaid expenses and other current assets	507,137	34,648
Investment securities available for sale	1,604,408	—

Total current assets	6,388,777	8,342,093
Furniture, fixtures, and equipment, net	116,686	60,299
Prepaid license fee, net	520,000	580,000
Deferred stock issuance	114,300	—
Investments	222,479	222,879

Total assets	$7,362,242	$9,205,271

Liabilities, minority interest in subsidiary and stockholders’ equity
Current liabilities:
Accounts payable	$902,015	$344,597
Accrued liabilities	858,613	430,215
Income tax liability	246,571	237,548
Capital lease obligation, current	8,405	—

Total current liabilities	2,015,604	1,012,360
Deferred lease obligation	1,978	4,918
Capital lease obligation, less current portion	42,662	—
Patent obligation	30,260	—

Total liabilities	2,090,504	1,017,278
Minority interest in subsidiary	828,600	978,174
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2008 and 5,000,000 shares authorized, issued and outstanding at December 31, 2007	—	5,000
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2008 and 8,500,000 shares authorized, 6,350,333 issued and outstanding at December 31, 2007	—	6,350

Common stock, $.01 par value: 75,000,000 shares authorized, 27,595,829 shares issued and 27,590,366 outstanding at June 30, 2008 (5,463 shares held in treasury), no shares authorized, issued or outstanding at December 31, 2007; $0.001 par value; no shares authorized, issued or outstanding at June 30, 2008 and 40,000,000 shares authorized, 14,087,824 issued and outstanding at December 31, 2007	275,904	14,088
Additional paid-in capital	21,044,193	20,164,976
Accumulated other comprehensive income	$1,604,008	—
Deficit accumulated during the development stage	(18,480,967)	(12,980,595)

Total stockholders’ equity	4,443,138	7,209,819

Total liabilities, minority interest in subsidiary and stockholder’s equity	$7,362,242	$9,205,271

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 22, 2002 (inception) through
	2008	2007	2008	2007	June 30, 2008
Operating expenses:
Research and development	$2,030,369	$564,235	$3,492,481	$1,363,818	$13,540,249
General and administrative	1,044,769	529,221	2,266,301	1,063,083	14,189,856

Total operating expenses	3,075,138	1,093,456	5,758,782	2,426,901	27,730,105

Loss from operations	(3,075,138)	(1,093,456)	(5,758,782)	(2,426,901)	(27,730,105)

Other income, net:
Gain on distribution of nonmonetary asset	—	—	—	2,658,251	4,669,043
Other (expense) income, net	(18,964)	16,879	(18,964)	33,150	116,935
Interest (expense) income, net	(60,304)	90,348	127,798	211,647	793,946
Gain on sale of marketable securities	—	—	—	1,773,087	5,649,632

Other (expense) income, net	(79,268)	107,227	108,834	4,676,135	11,229,556

(Loss) income before undistributed loss in equity method investments and minority interest	(3,154,406)	(986,229)	(5,649,948)	2,249,234	(16,500,549)
Minority interest	75,144	107,761	149,576	188,349	613,350
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Net (loss) income attributable to common stockholders	$(3,079,262)	$(878,468)	$(5,500,372)	$2,437,583	$(18,261,621)

Basic net (loss) income per common share	$(0.11)	$(0.06)	$(0.20)	$0.17

Shares used in computing basic net (loss) income per common share	27,331,397	14,528,755	27,281,120	14,526,101

Diluted net (loss) income per common share	$(0.11)	$(0.06)	$(0.20)	$0.09

Shares used in computing diluted net (loss) income per common share	27,331,397	14,528,755	27,281,120	26,998,697

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		Period from June 22, 2002 (inception) through
	2008	2007	June 30, 2008
Operating activities
Net (loss) income	$(5,500,372)	$2,437,583	$(18,261,621)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	74,440	14,400	175,615
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Minority interest in subsidiary	(149,576)	(188,349)	(613,350)
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	290	14,490	406,649
Shares issued to directors for services	71,574	—	87,574
Share-based compensation	428,852	244,205	2,763,065
Expense of warrants issued with convertible notes	—	—	4,860
Loss on disposal of furniture, fixtures and equipment	19,339	—	37,378
Gain on distribution of investments	—	(2,658,251)	(4,669,043)
Gain on sale of marketable securities	—	(1,773,087)	(5,649,632)
Deferred lease obligation	(2,940)	(4,040)	1,979
Changes in operating assets and liabilities:
Interest receivable	44,429	28,105	(10)
Other receivables	—	900	—
Prepaid license fee and other prepaid expenses	8,148	—	(626,500)
Due from affiliates	—	80,640	—
Accounts payable	557,418	(24,697)	572,015
Accrued liabilities	(480,201)	173,361	57,960

Net cash used in operating activities	(4,928,599)	(1,655,740)	(22,060,550)
Investing activities
Purchases of furniture, fixtures, and equipment	(16,019)	(4,932)	(176,490)
Proceeds from sale of furniture, fixtures, and equipment	375	—	1,333
Cash acquired in reverse merger	771,671	—	771,671
Payments on Capital Leases	(1,766)	—	(1,766)
Purchase of investments in affiliates	—	—	(2,471,400)
Issuance of notes receivable	—	—	(1,400,000)
Payments on notes receivable	—	—	711,045
Proceeds from sale of marketable securities	—	1,773,087	1,773,087
Proceeds from sale of investments in affiliates	—	—	3,905,692

Net cash provided by investing activities	754,261	1,768,155	3,113,172

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the six months ended June 30,		Period from June 22, 2002 (inception) through
	2008	2007	June 30, 2008
Financing Activities
Proceeds from issuance of notes payable	—	—	105,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	—	—	80,051
Proceeds from issuance of preferred stock and common stock, net of issuance costs	188,554	—	23,294,549

Net cash provided by financing activities	188,554	—	23,224,600

Net (decrease) increase in cash and cash equivalents	(3,985,784)	112,415	4,277,222
Cash and cash equivalents at beginning of period	8,263,006	12,274,641	—

Cash and cash equivalents at end of period	$4,277,222	$12,387,056	$4,277,222

Non-cash investing and financing activities:

Equipment purchased through financing	$52,543	$—	$73,061
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Unrealized gain on available-for-sale securities	1,604,008	—	1,604,008
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to directors for services	71,574	—	87,574
Conversion of note into equity of subsidiary	—	1,441,948	1,441,948

	$1,964,126	$1,441,948	$4,516,352

DARA BIOSCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (the “Company”), completed the merger transaction (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development stage pharmaceutical company based in Raleigh, North Carolina (“DARA”). Pursuant to the Merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the Merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the Merger, the Company changed its name to DARA BioSciences, Inc.

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

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception through June 30, 2008 of $18,261,621 and expects to continue to incur losses and require additional financial resources to achieve commercialization of its products.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates – The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments

(consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Investments and Marketable Securities

The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of securities at time of purchase. To date, all marketable securities have been classified as available-for-sale, and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all marketable securities as short-term.

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

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, costs associated with clinical trials, including amounts paid to contract research organizations and clinical investigators, manufacturing, process development and clinical product supply costs, research costs and other consulting and professional services, and allocated facility and related expenses.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or an expense other than income tax expense, respectively.

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity in its annual financial statements. Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive income (loss) for the three and six months ended June 30, 2008 consists of net income and unrealized gain on available-for-sale investments. Comprehensive income (loss) for the three and six months ended June 30, 2007 was equal to net income as there was no unrealized gains (losses) on such investments.

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated in accordance with SFAS 128, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted (loss) earnings per share is computed by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the three months and six months ended June 30, 2008 calculation of diluted net loss per share as their effect is anti-dilutive. For the three months and six months ended June 30, 2007, 177,951 warrants have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three months ended June 30,
	2008	2007
Net loss attributable to common stockholders	$(3,079,262)	$(878,468)

Basic and diluted net loss per share:
Weighted-average shares used in computing basic net loss per share	27,331,397	14,528,755

Weighted-average shares used in computing diluted net loss per share	27,331,397	14,528,755

Basic net loss per common share	$(0.11)	$(0.06)

Diluted net loss per common share	$(0.11)	$(0.06)

	Six months ended June 30,
	2008	2007
Net (loss) income attributable to common stockholders	$(5,500,372)	$2,437,583

Basic and diluted net (loss) income per share:
Weighted-average shares used in computing basic net (loss) income per share	27,281,120	14,526,101
Dilutive effect of conversion of preferred stock	—	11,706,802
Dilutive effect of options and warrants	—	765,794

Weighted-average shares used in computing diluted net (loss) income per share	27,281,120	26,998,697

Basic net (loss) income per common share	$(0.20)	$0.17

Diluted net (loss) income per common share	$(0.20)	$0.09

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment).

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

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company’s adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations and financial position.

3. Investments in Marketable Securities

The Company’s investment securities available-for-sale consists of equity securities in MiMedx Group, Inc., formerly Spine Medica, Inc., a privately held company. MiMedx subsequently merged with Alynx and became public as of February 8, 2008. The Company had carried the investment at cost of $400. As of June 30, 2008, the estimated fair value was $1,604,408 based on the number of shares held and the quoted market price at that date. For the three and six months ended June 30, 2008, the Company recorded a gross unrealized gain of $1,604,008.

Fair Value Measurement

As stated in note 2. “Summary of Significant Accounting Policies, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques to optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As such, the Company uses valuation models in determining fair value. Based on this valuation technique, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or risks inherent in the inputs.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring basis:

Available-for-sale securities: Securities classified as available-for-sales are recorded at fair value on a recurring basis utilizing Level 3 inputs. The Company measured its available-for-sale securities using unobservable inputs that reflect the reporting entity’s own assumptions that market participants would use in estimating the fair value of an asset or liability.

The Company’s valuation was based on Level 3 inputs, management determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the volatility, interest rate, and liquidity.

The changes in Level 3 assets measured at fair value on a recurring basis resulted in an unrealized gain of $1,604,008 as of June 30, 2008.

The Company does not have any other assets measured at fair value that would require non-recurring fair value adjustments (for example, where there is evidence of impairment).

4. Merger with Point

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

5. Income Taxes

The Company recorded no tax expense in either of the three and six months ended June 30, 2008 or June 30, 2007. The Company maintains the same assumptions regarding the valuation allowance and recognition of deferred tax assets as December 31, 2007.

The Company adopted the provisions of FIN 48 as of January 1, 2007. As of December 31, 2007 the Company had approximately $237,548 of unrecognized tax liabilities. As of June 30, 2008, the Company has accrued $9,023 of unrecognized tax liabilities. The total balance of unrecognized liabilities at June 30, 2008 of $246,571, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognized interest and penalties within its interest expense.

6. Equity

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

7. Stock-Based Compensation

With the adoption of SFAS 123R as of January 1, 2006, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U.S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. SFAS 123R requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

Prior to February 12, 2008 the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through completion of the Merger, and related stock-based compensation expense was determined based upon the price the board determined at time of grant, the exchange ratio of the shares in the Merger.

The weighted average assumptions utilized to determine fair value are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Volatility	79%	75%	77%	75%
Weighted-average expected life (in years)	5.8	5.8	5.8	5.8
Risk free interest rate	1.9%	4.5%	2.6%	4.5%
Forfeiture rate	10%	10%	10%	10%

The adoption of SFAS No. 123R had a significant impact on our results of operations. The Company’s consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007, respectively, includes the following stock-based compensation expense related to issuances of stock options which the Company recognized as stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$83,402	$45,744	$172,145	$54,937
General and administrative	69,813	94,972	256,707	189,268

Total stock-based compensation	$153,215	$140,716	$428,852	$244,205

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.0 years was $1,164,400 at June 30, 2008.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received.

The Company recognized $44,074 stock-based compensation expense for restricted shares issued to two board directors in the three month period ending June 30, 2008. Each board director was awarded 35,000 restricted shares, with 25% vesting immediately. The remaining issued shares vest pro rata over the next three years on the anniversary of the directors’ appointment. The Company recognized $71,574 stock-based compensation expense for the six month period ending June 30, 2008. The Company recognized stock-based compensation expense for awards to non-employees totaling $1,706 for both the three and six months ended June 30 2007.

A summary of activity under the Company’s stock option plans for the three and six months period ended June 30, 2008 is as follows (adjusted for the effect of the merger):

		Options Outstanding
	Shares Available to Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2007	687,352	2,750,530	$1.78
Options granted	(15,471)	15,471	2.62
Additional shares authorized on February 12, 2008	4,606,246	—	—
Cancelled and forfeited	6,188	(6,188)	2.33

Balance at March 31, 2008	5,284,315	2,759,813	$1.79
Options exercised	—	290,083	0.65
Shares issued to directors	(70,000)	—	—
Options granted	(10,000)	10,000	2.19
Cancelled and forfeited	701,355	(701,355)	2.15

Balance at June 30, 2008	5,905,670	2,358,541	$2.44

Additionally, the Company has reserved 17,920 shares of common stock with a weighted-average exercise price of $137.20 for issuance under Point’s 1994 Plan, 1997 Plan, and 2003 Directors’ Plan.

8. Comprehensive Loss

As of June 30, 2008, an unrealized gain of $1,604,008 has been recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet. The Company displays comprehensive loss and its components as part of the statement of stockholders’ equity. Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive loss was $1,475,254 and $3,896,364 for the three and six month periods ended June 30, 2008, respectively.

9. Commitments and Contingencies

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

Utilizing a small group of talented employees to develop those ideas through proof of concept in patients (generally through phase 2a clinical trials) by working with strategic outsource partners; and

Licensing the resulting product to a strong pharmaceutical partner to commercialize. We do not intend to fully develop, obtain clearance from the U.S. Food and Drug Administration (“FDA”) and then market the drug candidates we are developing.

We hire experts with strong project management skills in specific disciplines we believe are important to maintain within our company. We contract with and manage strong outsource partners to complete the necessary development work. This permits us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. It allows us to control our annual expenses and to optimize resources.

After we establish proof of concept for an innovative drug candidate, we seek a strong pharmaceutical partner to license the drug candidate and to commercialize it after regulatory approval. The success of our business is highly dependent on the marketplace value of our drug candidates, the related patents we obtain and our ability to find strong commercial partners to successfully commercialize the drug candidates.

We generally license drug candidates that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”) (which is part of the process to get approval from the FDA for marketing a new prescription drug in the U.S.). Operationally we advance the development of our drug candidates from the stage we in-license the compound, typically at the pre-clinical stage of development, to obtain FDA approval of an IND application, test the drug candidates in Phase 1 and Phase 2 clinical trials and seek to license the drug candidate or find a collaborative partner who would further the development of the compound in later stage trials and commercialize it. Key indicators to evaluate our success are how our drug candidates advance through the drug development process, and ultimately, if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our drug candidates. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. To date, we have received net proceeds from the sale of those assets in the amount of approximately $5,650,000. These proceeds together with capital raised from the sale of our securities have been our primary source of working capital.

We expect to continue to incur operating losses over the next several years as we complete the development of our current portfolio of drug candidates and acquire and develop new drug candidates. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

During the first quarter of 2008, we relocated our facilities to a new office building and entered a lease agreement with a five-year term for the property. These facilities are expected to accommodate future growth, including the anticipated hiring of two to four employees in the next twelve months in anticipation of our projected growth over the next five years.

Status of our Drug Candidates

We currently have a portfolio of five programs with drug candidates for the treatment of neuropathic pain, type 2 diabetes and psoriasis. Based on our present working capital, we believe that we have sufficient working capital to maintain our existing programs into the fourth quarter of 2008 and that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate for the treatment of neuropathic pain. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain. The drug candidate is presently being tested in a Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. This trial is expected to be completed in the fourth quarter of 2008. A second larger Phase 2 trial is expected to commence during fourth quarter of 2008 assuming additional funding is secured.

We incurred approximately $212,000 and $602,000 in development costs associated with the development of KRN5500 for the three and six month periods ended June 30, 2008, respectively, and we have incurred costs of approximately $2.6 million from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

DB959

DB959 is a PPAR agonist for the treatment of type 2 diabetes. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety. We expect to file an IND application to the FDA during the fourth quarter of 2008. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp. This license, which was entered into in October 2007, gives the Company rights to over 2,000 compounds with agonist activities toward multiple PPAR sub-types.

We incurred approximately $599,000 and $801,000 in direct outside development costs associated with the development of DB959 for the three and six month periods ended June 30, 2008, respectively, and we have incurred costs of approximately $838,000 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

DB160

DB160 is a DPP-IV inhibitor for the treatment of type 2 diabetes. DDP-IV is an enzyme that inactivates a key hormone involved in promoting control of blood sugar levels thus giving diabetics better control of their blood sugar levels. The Company is developing this drug candidate as a once-daily oral therapy. We are currently evaluating the competitive environment for DB160 and potential positioning of the compound for other indications. During this ongoing evaluation we have focused our resources on other drug development programs. If our evaluation concludes that further development is warranted we would expect to file an IND application to the FDA during second quarter of 2009 assuming additional funding is secured. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Nuada, LLC.

We incurred approximately $704,000 and $1,027,000 in direct outside development costs associated with the development of DB160 for the three and six month periods ended June 30, 2008, respectively, and we have incurred costs of approximately $2 million from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $5.1 billion in 2016.

DB900

DB900 is a series of compounds which are PPAR agonists for the treatment of type 2 diabetes. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. A clinical candidate will be selected from a number of strong lead compounds. These compounds have the potential to raise good HDL cholesterol, lower bad LDL cholesterol and lower triglycerides with potential greater efficacy than DB959 as well as the potential to deliver weight loss. We expect to file an IND application to the FDA during third quarter of 2009 assuming additional funded is secured. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp.

We incurred approximately $43,000 and $63,000 in direct outside development costs associated with the development of DB900 series compounds for the three and six month periods ended June 30, 2008, respectively, and we have incurred costs of approximately $69,000 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

DB200

DB200 refers to a series of compounds we have which are inhibitors of CPT-1 for the topical treatment of psoriasis. This drug candidate has the potential to inhibit inflammation and the proliferation of skin cells thus resulting in decreased reddening and less flaking of the skin. A clinical candidate will be selected from a number of strong lead compounds. We expect to file an IND application to the FDA during fourth quarter of 2009 assuming additional funding is secured. There are no third party licenses associated with this program.

We incurred approximately $82,000 and $148,000 in direct development costs associated with the development of DB200 series compounds for the three and six month periods ended June 30, 2008, respectively, and we have incurred costs of approximately $183,000 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.6 billion in 2014.

Other

Prior to the Merger, we studied talabostat (acquired in the merger with Point Therapeutics) in a number of human clinical trials as a potential therapy in late-stage cancers. In May 2007, the talabostat clinical development program was put on clinical hold by the FDA as a result of interim clinical results related to Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. We are currently evaluating talabostat to determine the viability of further studies but at this point do not expect it to become a significant part of our drug development program.

Investments

Prior to 2007, we made investments in several companies. As a result, we currently hold investments in the following companies:

•

Surgi-Vision is developing “real-time” devices to be used with Functional MRI Technology. The company is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. This investment represents approximately 10% of the outstanding shares of Surgi-Vision at June 30, 2008.

•

Cardiovascular Solutions, Inc., formerly known as Medeikon Corporation is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. This investment represents approximately 25.4% of the outstanding shares of Cardiovascular Solutions, Inc. at June 30, 2008.

•

MiMedx Group, Inc. (MDXG.OB) is developing products primarily for use by musculoskeletal specialists in both surgical and non-surgical therapy. This investment represents approximately 1.5 % of the outstanding shares of MiMedx Group, Inc. at June 30, 2008.

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development expenses, accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

We expense research and development expenses when incurred. The cost of certain research programs, such as patient recruitment and related supporting functions for clinical trials, are based on reports and invoices submitted by the contract research organization (“CRO”) assisting us in conducting the clinical trial. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical centers, investigators, testing facilities and patients for participating in our clinical trials. Certain research and development costs must be prepaid which, if the research and development work ceases to progress for whatever reason, are not repayable to us. In such cases, those costs are expensed when paid.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment (SFAS 123R). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions resulted in compensation expense of $153,215 and $140,716 for the three months ended June 30, 2008 and 2007, respectively, and $428,852 and $244,205 for the six months ended June 30, 2008 and 2007, respectively. The Company recognized $44,074 stock-based compensation expense for restricted shares issued to two board directors in the three month period ending June 30, 2008. Each board director was awarded 35,000 restricted shares, with 25% vesting immediately. The remaining issued shares vest pro rata over the next three years on the anniversary of the director’s appointment. The Company recognized $71,574 stock-based compensation expense for the six month period ending June 30, 2008.

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Such estimates include the carrying value of property and equipment and the value of certain liabilities. Actual results may differ from such estimates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Research and development expenses increased from approximately $564,000 for the three months ended June 30, 2007 to approximately $2,030,000 for the corresponding 2008 period, primarily as a result of increased expenses incurred in continuing development of the neuropathic pain compound and initiating the development of the following new programs that the Company did not have in the three months ended June 30, 2007: DB959, DB200 and DB900.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from approximately $529,000 for the three months ended June 30, 2007 to approximately $1,045,000 for the corresponding 2008 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger, as well as an increase of two employees and associated overhead.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other income, net decreased from approximately $107,000 for the three months ended June 30, 2007 to a loss of approximately $79,000 for the corresponding 2008 period. This decrease was due to market returns on investments.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Research and development expenses increased from approximately $1,364,000 for the six months ended June 30, 2007 to approximately $3,492,000 for the corresponding 2008 period, primarily as a result of increased expenses incurred in continuing development of the neuropathic pain compound and initiating the development of the following new programs that the Company did not have in the six months ended June 30, 2007: DB959, DB200 and DB900.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from approximately $1,063,000 for the six months ended June 30, 2007 to approximately $2,266,000 for the corresponding 2008 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger, as well as an increase of two employees, the increase in occupancy costs associated with the new office facilities and the associated overhead.

Other income, net reflects non-operating activities having to do with investments and dispositions on investments made in collaborations with other companies. Other income, net decreased from approximately $4,676,000 for the six months ended June 30, 2007 to approximately $109,000 for the corresponding 2008 period. This decrease was primarily due to there being no recognized gains on nonmonetary assets or from the sale of securities in the six months ended June 30, 2008 compared to recognizing (1) a gain on nonmonetary assets of approximately $2,658,000 as a result of our distribution of a dividend of shares of Surgi-Vision stock to stockholders and option holders and (2) a gain from the sale of securities of approximately $1,773,000 as a result of our sale of our remaining investment in Medivation, Inc. during the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $4,277,000. It should be noted that in accordance with applicable accounting rules, our balance sheet at June 30, 2008 includes investment securities available for sale in the amount of $1,604,408. However, these securities will not be freely saleable by us until February 2009.

During the six month period ended June 30, 2008, our cash and cash equivalents decreased by approximately $3,986,000 as compared to December 31, 2007. This decrease in cash from operations was primarily due to the operating loss offset in part by non-cash stock-based compensation of approximately $500,000 and depreciation and amortization of approximately $74,000. Prepaid expenses increased by approximately $8,000 for the six month period ended June 30, 2008, primarily representing prepaid insurance coverage. Accounts payable increased by approximately $557,000 and accrued expenses increased by approximately $480,000 during the six month period ended June 30, 2008.

Our investing activities provided net cash of approximately $754,000 for the six month period ended June 30, 2008 primarily as a result of cash of approximately $772,000 received in connection with the Merger.

We entered into a lease for new facilities in the first quarter of 2008. The new facilities are approximately 7,520 square feet compared to our previous space of 4,038 square feet. In connection with entry into this new lease, our annual lease costs have increased by approximately $100,000.

Related Party Transactions

The Company incurred expenses of approximately $15,200 during the year to date and the three months ended June 30, 2008 related to aircraft usage from an entity owned by the Co-Chairman of the Board.

Capital Resources

From inception through June 30, 2008, we have financed our operations primarily from the net proceeds of (1) private placements of equity securities, through which we raised approximately $23,106,000, and (2) the sale of securities held in subsidiary companies, through which we raised approximately $5,650,000.

As of June 30, 2008, we had net working capital of approximately $4,373,000. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements.

We believe we have sufficient working capital to pursue our current operations into the fourth quarter of 2008. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our securities or the sale of certain of our investments. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	execute our growth plan;

•	take advantage of future opportunities, including synergistic acquisitions; or

•	continue to remain in operation.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

Cautionary Information regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations. These statements and expectations are based on currently available competitive, financial and economic data along with our operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Forward-looking statements may address the following subjects: results of operations; development of drug candidates; operating expenses, including research and development expense; capital resources and access to financing; and results of clinical trials. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 1A — Risk Factors.

You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). Except as required by law, we undertake no obligation to update any forward-looking statements.

In this Form 10-Q, we refer to information regarding potential markets for our drug candidates and other industry data. We believe that all such information has been obtained from reliable sources that are customarily relied upon by companies in our industry. However, we have not independently verified any such information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer have concluded that, except as described below, these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as described below.

In connection with the audit committee’s review of our interim financial statements for the period ended June 30, 2008, we discovered that in the balance sheet as of March 31, 2008 included in our Quarterly Report on Form 10-Q we incorrectly valued our investment in MiMedx Group, Inc. at cost instead of at fair value. Due to a reverse merger transaction completed in the quarter ended March 31, 2008, our shares representing our investment in MiMedx began to be quoted on the OTC Bulletin Board. Accordingly, as of March 31, 2008 and June 30, 2008, such shares should have been classified as available-for-sale in accordance with Statement of Accounting Standards No. 115, Accounting for certain Investments in Debt and Equity Securities (“SAS 115”), and carried at fair value.

As a result, we expect to restate the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The restatement is expected to increase the value of our MiMedx shares as reflected on our balance sheet as of March 31, 2008 by approximately $2,196,011 and also add accumulated other comprehensive income to the balance sheet in the same amount. In conducting our evaluation of our disclosure controls and procedures as of June 30, 2008, we considered this error on our March 31, 2008 balance sheet and the fact that we will need to restate the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to correct the error and concluded we had a control deficiency insofar as we had insufficient resources knowledgeable with regard to the application of SAS 115 to our investments. We have remediated the control deficiency described above by reclassifying our investment in MiMedx on our balance sheet as of June 30, 2008 included herein, and plan to further remediate this deficiency by filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to restate the balance sheet included therein to reflect this reclassification. In addition, we have implemented procedures to ensure that in the future we properly classify our investments as required under SAS 115.

As a result of the Merger (described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger Transaction), our internal control over financial reporting was materially affected in that upon the effective date of the Merger, DARA’s internal control over financial reporting became ours. DARA was a private company and therefore was not subject to Section 404 of the Sarbanes-Oxley Act of 2002 which requires companies to include in their annual report an assessment of internal control over financial reporting and the related auditor attestation report. We have recently engaged the services of Monaghan Group to assist us in completing a work plan so that we may complete an evaluation of our internal control over financial reporting as of December 31, 2008 and include our internal control assessment and the related auditor attestation report in a 2008 Form 10-Q.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 13, 2008, we had no outstanding material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARA BIOSCIENCES, INC.

Date: August 14, 2008	By:	/s/ John Didsbury
John Didsbury
President and Chief Operating Officer

Date: August 14, 2008	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr.
Chief Financial Officer

EXHIBIT INDEX

Item 15(c)	Exhibits:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002