Form 10-Q/A
period 2008-03-31
DARA BioSciences, Inc.
filed 2008-08-18
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the Registrant’s common stock as of August 12, 2008 was approximately 27,625,366.

INTRODUCTORY NOTE

DARA BioSciences, Inc. (the “Company”, which may be referred to as “we”, “us” or “our”) is filing this Amendment No. 1 to

Form 10-Q (“Amendment No. 1”) to reflect the restatement of its financial statements for the quarter ended March 31, 2008 included in its Quarterly Report on Form 10-Q originally filed on May 15, 2008. Refer to Note 10 in the notes to the financial statements included in this Amendment No. 1 for a complete description and quantification of the restatement. No periods covered by the Company’s financial statements other than the quarter ended March 31, 2008 are affected by the restatement.

The following items in the original Form 10-Q are amended in this Amendment No. 1 in order to reflect the restatement:

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

Item 6. Exhibits

Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original Form 10-Q, and other than the discussion regarding our controls and procedures contained in Item 4 of Part I, this Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q on May 15, 2008.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008 (as restated)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,834,336	$8,263,006
Interest receivable	97,957	44,439
Prepaid expenses and other current assets	672,664	34,648
Investment securities available for sale	2,196,411	—
Due from affiliates	17,184	—

Total current assets	9,818,552	8,342,093
Furniture, fixtures and equipment, net	85,663	60,299
Prepaid license fee, net	550,000	580,000
Investments	222,479	222,879

Total assets	$10,676,694	$9,205,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$764,037	$344,597
Accrued liabilities	1,005,625	430,215
Income tax liability	241,571	237,548

Total current liabilities	2,011,233	1,012,360

Deferred lease obligation	2,899	4,918
Patent obligation	30,260	—

Total liabilities	2,044,392	1,017,278

Minority interest in subsidiary	903,742	978,174

Stockholders’ equity;
Preferred stock, $0.01 par value; 1,000,000 shares authorized no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at March 31, 2008 and 5,000,000 shares authorized, issued and outstanding at December 31, 2007	—	5,000
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at March 31, 2008 and 8,500,000 shares authorized, 6,350,333 issued and outstanding at December 31, 2007	—	6,350
Common stock, $.01 par value: 75,000,000 shares authorized, 27,235,746 shares issued and 27,230,283 outstanding at March 31, 2008 (5,463 shares held in treasury stock), no shares authorized, issued or outstanding at December 31, 2007; $0.001 par value; no shares authorized, issued or outstanding at March 31, 2008 and 40,000,000 shares authorized, 14,087,824 issued and outstanding at December 31, 2007	272,303	14,088
Additional paid in capital	20,661,951	20,164,976
Accumulated other comprehensive income	2,196,011	—
Deficit accumulated during the development stage	(15,401,705)	(12,980,595)

Total stockholders’ equity	7,728,560	7,209,819

Total liabilities and stockholders’ equity	$10,676,694	$9,205,271

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

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from June 22, 2002 (inception) through March 31, 2008
	2008 (as restated)	2007
Operating activities
Net (loss) income	$(2,421,110)	$3,316,051	$(15,176,159)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	37,443	7,200	138,618
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Minority interest in subsidiary	(74,432)	(80,588)	(538,206)
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	14,490	406,359
Shares issued to directors for services	27,500	—	43,500
Share-based compensation	275,637	103,489	2,609,850
Expense of warrants issued with convertible notes	—	—	4,860
Loss on disposal of furniture, fixtures and equipment	—	—	18,039
Gain on distribution of investments	—	(2,658,251)	(4,669,043)
Gain on sale of marketable securities	—	(1,773,087)	(5,649,632)
Deferred lease obligation	(2,019)	(2,020)	2,900
Changes in operating assets and liabilities:
Interest receivable	(53,518)	28,105	(97,957)
Other receivables	—	(14,248)	—
Prepaid license fee and other prepaid expenses	(157,378)	—	(792,026)
Due from affiliates	(17,184)	51,700	(17,184)
Accounts payable	419,440	122,026	434,037
Accrued liabilities	(223,891)	(7,260)	308,070

Net cash used in operating activities	(2,189,512)	(892,393)	(19,321,463)
Investing activities
Purchases of furniture, fixtures, and equipment	(10,828)	(1,368)	(171,299)
Proceeds from sale of furniture, fixtures, and equipment	—	—	958
Cash acquired in reverse merger	771,670	—	771,670
Purchase of investments in affiliates	—	—	(2,471,400)
Issuance of notes receivable	—	—	(1,400,000)
Payments on notes receivable	—	—	711,045
Proceeds from sale of marketable securities		1,773,087	1,773,087
Proceeds from sale of investments in affiliates	—	—	3,905,692

Net cash provided by investing activities	760,842	1,771,719	3,119,753

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,		Period from June 22, 2002 (inception) through March 31, 2008
	2008 (as restated)	2007
Proceeds from issuance of notes payable	—	—	105,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	—	—	80,051
Proceeds from issuance of preferred stock and common stock, net of issuance costs	—	—	23,105,995

Net cash provided by financing activities	—	—	23,036,046

Net (decrease) increase in cash and cash equivalents	(1,428,670)	879,326	6,834,336
Cash and cash equivalents at beginning of period	8,263,006	12,274,641	—

Cash and cash equivalents at end of period	$6,834,336	$13,153,967	$6,834,336

Supplemental disclosure of non-cash investing and financing activity
Equipment purchased through financing	$—	$—	$20,518
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Unrealized gain on available for sale securities	$2,196,011	—	$2,196,011
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to directors for services	27,500	—	43,500
Conversion of note into equity of subsidiary	—	—	1,441,948

	$2,223,511	$—	$4,748,237

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity. Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive income (loss) for the three months ended March 31, 2008 consists of net loss and unrealized gain on available-for-sale investments. Comprehensive income (loss) for the three months ended March 31, 2007 was equal to net income as there was no unrealized gains (losses) on such investments.

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

3. Investments in Marketable Securities

The Company’s investment securities available-for-sale consists of equity securities in MiMedx Group, Inc., formerly Spine Medica, Inc., a privately held company. MiMedx subsequently merged with Alynx and became public as of February 8, 2008. The Company had carried the investment at cost of $400. As of March 31, 2008, the estimated fair value was $2,196,411 based on the number of shares held and the quoted market price at that date. For the three months ended March 31, 2008, the Company recorded a gross unrealized gain of $2,196,011.

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

8. Comprehensive Loss

As of March 31, 2008, an unrealized gain of $2,196,011 has been recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet. The Company displays comprehensive loss and its components as part of the statement of stockholders’ equity in its annual financial statements. Comprehensive loss consists of net loss and unrealized gains and losses on available for sale investments. Comprehensive loss was $225,099 for the three month period ended March 31, 2008.

9. Commitments and Contingencies

In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. Management was aware of no such matters as of the date of these financial statements.

10. Restatement of Financial Statements

As stated in note 2. “Summary of Significant Accounting Policies”, on January 1, 2008, the Company adopted the methods of determining fair value as described in SFAS 157 to value its financial assets and liabilities. In determining fair value, the Company utilizes techniques to optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As such, the Company uses valuation models in determining fair value. Based on this valuation technique, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or risks inherent in the inputs.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring basis:

Available for sale securities: Securities classified as available for sale are recorded at fair value on a recurring basis utilizing Level 3 inputs. The Company measured its available for sale securities using unobservable inputs that reflect the reporting entity’s own assumptions that market participants would use in estimating the fair value of an asset or liability.

The Company’s valuation was based on Level 3 inputs, management determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the volatility, interest rate, and liquidity.

The financial statements for the three months ended March 31, 2008 have been restated to correct classification of the Company’s investment in MiMedx Group, Inc. to a current asset of investment securities available-for-sale. As a result of this reclassification the 400,002 shares of MiMedx have been valued at fair value at the balance sheet date, instead of at cost. The restatement increased the value of these shares as reflected on the balance sheet as of March 31, 2008, by $2,196,011, and also added accumulated other comprehensive income to the balance sheet in the same amount. However, these securities will not be freely saleable by the Company until February 2009. The reclassification does not have an impact on any other balance sheet or income statement items.

	As Previously Reported	As Restated
Consolidated Balance Sheet:
Investment securities available for sale	$—	$2,196,411
Investments	222,879	222,479
Accumulated other comprehensive income	—	2,196,011
Consolidated Statements of Cash Flows:
Non-cash investing and financing activities:
Unrealized gain on available for sale securities	—	2,196,011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $6,834,000. It should be noted that in accordance with applicable accounting rules, our balance sheet at March 31, 2008 includes investment securities available for sale in the amount of $2,196,411. However, these securities will not be freely saleable by us until February 2009.

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

As of March 31, 2008, we had net working capital of approximately $7,807,000. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Included in working capital are investments available for sale in the amount of approximately $2,200,000; however, these securities will not be freely available by us until February 2009. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In connection with the restatement described in detail in Note 10 in the notes to the financial statements, the Chief Operating Officer and Chief Financial Officer have reevaluated the effectiveness of our controls and procedures. Based on that reevaluation, the Chief Operating Officer and Chief Financial Officer have concluded that, except as described below, these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as described below.

In connection with the audit committee’s review of our interim financial statements for the period ended June 30, 2008, we discovered that in the balance sheet as of March 31, 2008 included in our Quarterly Report on Form 10-Q filed on May 15, 2008 we incorrectly valued our investment in MiMedx Group, Inc. at cost instead of at fair value. Due to a reverse merger transaction completed in the quarter ended March 31, 2008, our shares representing our investment in MiMedx began to be quoted on the OTC Bulletin Board. Accordingly, as of March 31, 2008, such shares should have been classified as available-for-sale in accordance with Statement of Accounting Standards No. 115, Accounting for certain Investments in Debt and Equity Securities (“SAS 115”), and carried at fair value.

As a result, we are restating our financial statements for the quarter ended March 31, 2008 in this Amendment No. 1. The restatement increases the value of our MiMedx shares as reflected on our balance sheet as of March 31, 2008 by approximately $2,196,000 and also adds accumulated other comprehensive income to the balance sheet in the same amount. We have remediated this control deficiency by restating our financial statements in this Amendment No. 1. In addition, we have further remediated this deficiency by implementing procedures to ensure that in the future we properly classify our investments as required under SAS 115.

As a result of the Merger (described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger Transaction), our internal control over financial reporting was materially affected in that upon the effective date of the Merger, DARA’s internal control over financial reporting became ours. DARA was a private company and therefore was not subject to Section 404 of the Sarbanes-Oxley Act of 2002 which requires companies to include in their annual report an assessment of internal control over financial reporting and the related auditor attestation report. We have recently engaged the services of Monaghan Group to assist us in completing a work plan so that we may complete an evaluation of our internal control over financial reporting as of December 31, 2008 and include our internal control assessment and the related auditor attestation report in our 2008 Form 10-K.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARA BIOSCIENCES, INC.

Date: August 18, 2008	By:	/s/ John Didsbury
John Didsbury President and Chief Operating Officer

Date: August 18, 2008	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr. Chief Financial Officer

EXHIBIT INDEX

Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002