Form 10-Q
period 2008-09-30
DARA BioSciences, Inc.
filed 2008-11-14
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

(919) 872-5578
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, Par Value $01 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of November 12, 2008 was approximately 29,500,998

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARA BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$1,089,594	$8,263,006
Interest receivable	-	44,439
Prepaid expenses and other current assets	442,674	34,648
Investment securities available for sale	1,628,408	-
Total current assets	3,160,676	8,342,093
Furniture, fixtures, and equipment, net	108,000	60,299
Prepaid license fee, net	490,000	580,000
Deferred stock issuance costs	47,760	-
Investments	222,479	222,879
Total assets	$4,028,915	$9,205,271

Liabilities, minority interest in subsidiary and stockholders’ equity

Current liabilities:
Accounts payable	$936,119	$344,597
Accrued liabilities	730,416	430,215
Income tax liability	249,291	237,548
Capital lease obligation, current	9,351	-
Total current liabilities	1,925,177	1,012,360
Deferred lease obligation	3,955	4,918
Capital lease obligation, less current portion	39,185	-
Patent obligation	20,000	-
Total liabilities	1,988,317	1,017,278

Minority interest in subsidiary	769,810	978,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized no shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2008 and 5,000,000 shares authorized, issued and outstanding at December 31, 2007	-	5,000
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2008 and 8,500,000 shares authorized, 6,350,333 issued and outstanding at December 31, 2007	-	6,350
Common stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2008 and 40,000,000 shares authorized, 14,087,824 issued and outstanding at December 31, 2007	-	14,088
Common stock, $.01 par value: 75,000,000 shares authorized, 27,845,998 shares issued and outstanding at September 30, 2008, no shares authorized, issued or outstanding at December 31, 2007	278,460	-
Additional paid-in capital	21,756,396	20,164,976
Accumulated other comprehensive income	1,628,008	-
Deficit accumulated during the development stage	(22,392,076)	(12,980,595)
Total stockholders’ equity	1,270,788	7,209,819
Total liabilities, minority interest in subsidiary and stockholder's equity	$4,028,915	$9,205,271

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from June 22, 2002 (inception) through September 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development	$2,704,727	$814,977	$6,197,208	$2,178,795	$16,244,976
General and administrative	1,271,564	775,237	3,537,865	1,838,320	15,461,420
Total operating expenses	3,976,291	1,590,214	9,735,073	4,017,115	31,706,396
Loss from operations	(3,976,291)	(1,590,214)	(9,735,073)	(4,017,115)	(31,706,396)
Other income, net:
Gain on distribution of nonmonetary asset	-	-	-	2,658,251	4,669,043
Other (expense) income, net	2,468	17,183	(16,496)	50,333	119,403
Interest (expense) income, net	3,925	180,190	131,723	391,837	797,871
Gain on sale of marketable securities	-	-	-	1,773,087	5,649,632
Other (expense) income, net	6,393	197,373	115,227	4,873,508	11,235,949
(Loss) income before undistributed loss in equity method investments and minority interest	(3,969,898)	(1,392,841)	(9,619,846)	856,393	(20,470,447)
Minority interest	58,789	146,544	208,365	334,893	672,139
Undistributed loss in equity method investments	-	-	-	-	(2,374,422)
Net (loss) income attributable to common stockholders	$(3,911,109)	$(1,246,297)	$(9,411,481)	$1,191,286	$(22,172,730)
Basic net (loss) income per common share	$(0.14)	$(0.09)	$(0.41)	$0.08
Shares used in computing basic net (loss) income per common share	27,619,876	14,530,236	23,206,008	14,527,496
Diluted net (loss) income per common share	$(0.14)	$(0.09)	$(0.41)	$0.04
Shares used in computing diluted net (loss) income per common share	27,619,876	14,530,236	23,206,008	27,178,416

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Period from June 22, 2002 (inception) through September 30, 2008
	2008	2007
Operating activities
Net (loss) income	$(9,411,481)	$1,191,286	$(22,172,730)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	113,126	21,600	214,301
Forgiveness of stock subscription receivable	-	-	242,500
Recognition of expense related to nonmonetary asset	-	-	1,035,589
Minority interest in subsidiary	(208,365)	(334,893)	(672,139)
Loss from equity investment	-	-	2,374,422
Accretion of debt discount	-	14,490	406,359
Shares issued to directors for services	99,731	-	115,731
Share-based compensation	1,115,454	387,792	3,449,667
Expense of warrants issued with convertible notes	-	-	4,860
Loss on disposal of furniture, fixtures and equipment	16,496	-	34,535
Gain on distribution of investments	-	(2,658,251)	(4,669,043)
Gain on sale of marketable securities	-	(1,773,087)	(5,649,632)
Deferred lease obligation	(963)	(6,060)	3,956
Changes in operating assets and liabilities:
Interest receivable	44,439	1,399	-
Prepaid license fee and other prepaid expenses	72,611	-	(562,037)
Due from affiliates	-	63,457	-
Accounts payable	591,522	98,986	606,119
Accrued liabilities	(549,400)	523,082	(11,239)
Net cash used in operating activities	(8,116,830)	(2,470,199)	(25,248,781)

Investing activities
Purchases of furniture, fixtures, and equipment	(17,410)	(4,932)	(177,881)
Proceeds from sale of furniture, fixtures, and equipment	2,844	-	3,802
Cash acquired in reverse merger	771,671	-	771,671
Payments on Capital Leases	(2,241)	-	(2,241)
Purchase of investments in affiliates	-	-	(2,471,400)
Issuance of notes receivable	-	-	(1,400,000)
Payments on notes receivable	-	-	711,045
Proceeds from sale of marketable securities	-	1,773,087	1,773,087
Proceeds from sale of investments in affiliates	-	-	3,905,692
Net cash provided by investing activities	754,864	1,768,155	3,113,775

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the nine months ended September 30,		Period from June 22, 2002 (inception) through September 30, 2008
	2008	2007
Financing Activities
Proceeds from issuance of notes payable	-	-	105,000
Principal payments on notes payable	-	-	(255,000)
Proceeds from exercise of options and warrants	-	-	80,051
Proceeds from issuance of preferred stock and common stock, net of issuance costs	188,554	-	23,294,549
Net cash provided by financing activities	188,554	-	23,224,600
Net (decrease) increase in cash and cash equivalents	(7,173,412)	(702,044)	1,089,594
Cash and cash equivalents at beginning of period	8,263,006	12,274,641	-
Cash and cash equivalents at end of period	$1,089,594	$11,572,597	$1,089,594

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$52,543	$-	$73,061
Advances to stockholders for stock issued	-	-	1,040
Payable accrued for stock issuance	-	-	350,000
Note issued for stock issuance	-	-	150,000
Note issued for prepaid license fee	-	-	1,000,000
Note received for stock issuance	-	-	(242,500)
Stock received for consideration of outstanding loans	-	-	(427,280)
Unrealized gain on available for sale securities	1,628,008	-	1,628,008
Forgiveness of stock subscription receivable	-	-	242,500
Shares issued to directors for services	99,731	-	115,731
Shares issued to third-party for services	19,527	-	19,527
Conversion of note into equity of subsidiary	-	1,441,948	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Basis of Presentation

DARA BioSciences, Inc (the “Company”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002.  The Company is a development stage company that acquires therapeutic drug candidates for development and subsequent licensing or sale to pharmaceutical companies.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception through September 30, 2008 of $22,172,730 and expects to continue to incur losses and require additional financial resources to achieve commercialization of its products.

On February 12, 2008, the Company, formerly known as Point Therapeutics, Inc.(the “Company”), completed the merger transaction (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development stage pharmaceutical company based in Raleigh, North Carolina (“DARA”). Pursuant to the Merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the Merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the Merger, the Company changed its name to DARA BioSciences, Inc.

For accounting purposes, the Merger was treated as a reverse acquisition with DARA being the accounting acquirer. Accordingly, the historical financial information in these financial statements prior to the Merger is that of DARA and its consolidated subsidiaries and all references to the “Company” in these financial statements relating to periods prior to the Merger refer to DARA (see Note 4).

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: MIKKO Pharmaceuticals; DARA Therapeutics, Inc.; and Signum Pharmaceuticals, Inc. The Company has control of all subsidiaries, and as such they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.

Investments

The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). This statement requires certain securities to be classified into three categories:

Held-to-maturity – Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading Securities – Debt and equity securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available for Sale – Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

In accordance with SFAS 115, the Company reassesses the appropriateness of the classification of its investments as of the end of each reporting period. To date, all marketable securities have been classified as available-for-sale, and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity.

The Company utilizes SFAS No. 157, Fair Value Measurements (“SFAS 157”) to value its financial assets and liabilities.

SFAS 157’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (five years) using the straight-line method.

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

Share-Based Compensation Valuation and Expense

Share-based compensation is accounted for using the fair value method prescribed by SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award on the date of grant. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity in its annual financial statements. Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive income (loss) for the three and nine months ended September 30, 2008 consists of net income and unrealized gain on available-for-sale investments. Comprehensive income (loss) for the three and nine months ended September 30, 2007 was equal to net income (loss) as there was no unrealized gains (losses) on such investments.

As of September 30, 2008, an unrealized gain of $1,628,008 has been recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet. Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive loss was $3,887,109 and $7,783,473 for the three and nine month periods ended September 30, 2008, respectively.

Net (Loss) Earnings Per Common Share

The Company calculates its basic (loss) earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted (loss) earnings per share is computed by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the three months and nine months ended September 30, 2008 calculation of diluted net loss per share as their effect is anti-dilutive. For the three months and nine months ended September 30, 2007, 177,951 warrants have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three months ended September 30,
	2008	2007
Net loss attributable to common stockholders	$(3,911,109)	$(1,246,297)
Basic and diluted net loss per share:
Weighted-average shares used in computing basic net loss per share	27,619,876	14,530,236
Weighted-average shares used in computing diluted net loss per share	27,619,876	14,530,236
Basic net loss per common share	$(0.14)	$(0.09)
Diluted net loss per common share	$(0.14)	$(0.09)

	Nine months ended September 30,
	2008	2007
Net (loss) income attributable to common stockholders	$(9,411,481)	$1,191,286
Basic and diluted net (loss) income per share:
Weighted-average shares used in computing basic net (loss) income per share	23,206,008	14,527,496
Dilutive effect of conversion of preferred stock	-	11,706,802
Dilutive effect of options and warrants	-	944,118
Weighted-average shares used in computing diluted net (loss) income per share	23,206,008	27,178,416
Basic net (loss) income per common share	$(0.41)	$0.08
Diluted net (loss) income per common share	$(0.41)	$0.04

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment). SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company adopted the provisions of SFAS No.157. The adoption of  SFAS 157 had no effect on the consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires that non-controlling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

3. Investments in Marketable Securities

The Company’s marketable securities classified as available-for-sale entirely consist of equity securities in MiMedx Group, Inc., formerly Spine Medica, Inc., a privately held company. MiMedx merged with Alynx and became public on February 8, 2008. The Company had carried the investment at cost of $400 and classified it as a long-term investment in prior fiscal years.

Utilizing SFAS 157, the valuation of MiMedx was based upon Level 3 inputs. This resulted in a fair value of $1,628,408 as of September 30, 2008 which represents an unrealized gain of $24,000 in the current period.

The Company does not have any other assets measured at fair value that would require non-recurring fair value adjustments (for example, where there is evidence of impairment).

4. Merger

On February 12, 2008, DARA and Point Therapeutics, Inc. (“Point”) completed the Merger as described in Note 1. The Directors of Point and DARA, respectively, believed that by combining Point and DARA, the combined company would generate improved long-term operating and financial results and establish a stronger competitive position in the industry by gaining access to greater resources, diversification and increased access to capital. In merging with Point, the DARA board also considered the potential for increased liquidity for its stockholders expected as the result of the Merger.

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

5. Income Taxes

The Company recorded no tax expense in either of the nine months ended September 30, 2008 or 2007.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 as of January 1, 2007. As of January 1, 2008 the Company had approximately $237,548 of unrecognized tax liabilities. The total balance of unrecognized liabilities at September 30, 2008 of $249,291, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognized interest and penalties within its income tax provision.

6. Stockholders’ Equity

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

7. Stock-Based Compensation

Effective with the adoption of SFAS 123R, Share Based Payments as of January 1, 2006, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method” as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U. S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. SFAS 123R requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

Prior to February 12, 2008 the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through completion of the Merger and related stock-based compensation expense was determined based upon the price the board determined at time of grant multiplied by the exchange ratio of the shares in the Merger.

The weighted average assumptions utilized to determine fair value are summarized in the following table:

Nine months ended September 30,
2008
Expected dividend yield	-
Expected volatility	77%
Weighted-average expected life (in years)	5.8
Risk free interest rate	3.02%
Forfeiture rate	10%

The adoption of SFAS No. 123R had a significant impact on our results of operations. The Company’s consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007, respectively, includes the following stock-based compensation expense related to issuances of stock options which the Company recognized as stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$309,706	$48,616	$481,851	$103,553
General and administrative	356,522	94,971	613,229	284,239
Total stock-based compensation	$666,228	$143,587	$1,095,080	$387,792

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 2.2 years was approximately $1,309,000 at September 30, 2008. Unrecognized stock-based compensation expense related to restricted stock awards expected to be recognized over an estimated 2.6 years was approximately $135,000 at September 30, 2008.

The Company issued 35,000 restricted shares to a new board director during the three months ended September 30, 2008, of which 25% vested immediately. The remaining issued shares vest pro rata over the next three years on the anniversary of the director’s appointment. The Company recognized stock-based compensation for awards to certain board of directors of $28,157 and $99,731 for the three and nine months ended September 30, 2008, respectively. The Company had no stock-based compensation expense for board of directors for the three and nine months ended September 30, 2007.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) No.96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair-value approach. The equity instruments, consisting of shares of restricted stock, stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. During the three months ended September 30, 2008 the Company issued 220,000 restricted shares to an investor relations company for contracted services. The Company recognized stock-based compensation expense for awards to these non-employees totaling $20,374 for the three and nine months ended September 30, 2008. The Company recognized stock-based compensation expense to non-employees of $0 and $1,706 for the three and nine months ended September 30, 2007.

A summary of activity under the Company’s stock option plans for the nine month period ended September 30, 2008 is as follows (adjusted for the effect of the merger):

		Options Outstanding
	Shares Available To Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2007	687,352	2,750,530	$1.78
Options authorized under the 2008 Plan	4,606,246	—	—
Reduction to options available to be issued under the 2003 Plan	(671,881)	—	—
Options granted	(475,309)	475,309	1.46
Shares issued to directors	(105,000)	—	—
Options exercised	—	(290,083)	0.65
Shares cancelled and forfeited	—	(707,543)	2.08
Balance at September 30, 2008	4,041,408	2,228,213	1.76

Additionally, the Company has reserved 17,920 shares of common stock for the potential exercise of outstanding options with a weighted-average exercise price of $137.20 for issuance under Point’s 1994 Plan, 1997 Plan, and 2003 Directors’ Plan.

8. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such matters as of the date of these financial statements.

9. Subsequent Events

On October 21, 2008, the Company entered into a Securities Purchase Agreement with certain investors in connection with a registered direct offering (the “Offering”) of up to 8,500,000 shares of the Company’s common stock and up to 13,600,000 warrants (less 850,000 Class A Warrants to Gilford Securities, Inc., the placement agent),  to purchase shares of the Company’s common stock. The terms of the Offering provide for the common stock and warrants to be sold in units for $1.00 per unit, with each unit consisting of (1) one share of common stock, (2) a Class A Warrant to purchase one share of common stock for each unit purchased at the greater of (a) the consolidated bid price on NASDAQ Capital Market on the trading day immediately preceding the applicable closing date plus $.01 and (b) $1.30 or, if higher, the exercise price for Class A Warrants set at an earlier closing  and (3) a Class B Warrant to purchase one-half of a share of common stock for each unit purchased at $2.25 per share. Class A Warrants are exercisable beginning six months after the date of issuance and expire five years after they first become exercisable. Class B Warrants are exercisable beginning 12 months after the date of issuance and expire five years after they first become exercisable. The shares of common stock and Warrants in the Offering are being offered pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 9, 2008 and declared effective on April 18, 2008 (File No.333-150150).

The Company sold 2,255,000 units of common stock, 2,255,000 Class A warrants to purchase common stock, and 1,127,500 Class B warrants to purchase common stock at an initial closing that was completed on October 21, 2008 for cash proceeds (net of cash fees payable to the placement agent) of $2,029,500. There can be no assurance that the Company will be able to sell any additional units in the Offering. If any additional units are sold in the Offering, they will be sold at a second closing and, if necessary, a third closing. The Company anticipates using the net proceeds raised in the Offering for working capital and other general corporate purposes, and possibly acquisitions of other companies, products or technologies. Working capital and other general corporate purposes may include research and development expenditures and capital expenditures.

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

For accounting purposes, the Merger was treated as a reverse acquisition with DARA being the accounting acquirer. Accordingly, the historical financial information in this Form 10-Q prior to the Merger is that of DARA and its consolidated subsidiaries and all references to the “Company” in this Form 10-Q relating to periods prior to the Merger refer to DARA (see Note 4).

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

We generally in-license drug candidates that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”) (which is part of the process to get approval from the FDA for marketing a new prescription drug in the U. S.). Operationally we advance the development of our drug candidates from the stage we in-license the compound, typically at the pre-clinical stage of development, to obtain FDA approval of an IND application, test the drug candidates in Phase 1 and Phase 2 clinical trials and seek to license the drug candidate or find a collaborative partner who would further the development of the compound in later stage trials and commercialize it. Key indicators to evaluate our success are how our drug candidates advance through the drug development process, and ultimately, if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our drug candidates. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

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

Status of our Drug Candidates

We currently have a portfolio of five programs with drug candidates for the treatment of neuropathic pain, type 2 diabetes and psoriasis. In the third quarter we have focused our resources towards the development of our two most advanced programs, KRN5500 and DB959. Due to this allocation of resources, development of our other three programs DB160, DB900 and DB200, has been significantly delayed. Based on our present working capital, we believe that we have sufficient working capital to maintain our existing, most advanced programs, KRN5500 and DB959 into the first quarter of 2009 and that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain. The drug candidate is presently being tested in a Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. This trial is expected to be completed in the fourth quarter of 2008. A second larger Phase 2 trial is planned for initiation in 2009 assuming sufficient additional funding is secured.

We incurred approximately $167,000 and $769,000 in development costs associated with the development of KRN5500 for the three and nine month periods ended September 30, 2008, respectively, and we have incurred costs of approximately $2.8 million from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

DB959

DB959 is a PPARd/g agonist for the treatment of type 2 diabetes. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy.  Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain. We expect to file an IND application to the FDA during the fourth quarter of 2008.

Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp. This license, which was entered into in October 2007, gives the Company rights to over 2,000 compounds with agonist activities toward multiple PPAR sub-types. On October 24, 2008, in accordance with the terms of this license, we provided Bayer with written notice of our intent to pursue a sublicense of our rights under the agreement to a third party for purposes of enabling such third party to commercialize “Licensed Products” (as such term is defined in the agreement).  Under the terms of the license agreement, unless Bayer exercises certain rights of first refusal provided to it under the agreement and we reach agreement with Bayer concerning commercialization of Licensed Products, we will be permitted to enter into an agreement with a third party concerning commercialization of Licensed Products.

We incurred approximately $1.7 million and $2.5 million in direct outside development costs associated with the development of DB959 for the three and nine month periods ended September 30, 2008, respectively, and we have incurred costs of approximately $2.5 million from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 diabetes market to be roughly $5.4 billion in 2010.

DB160

DB160 is a DPP-IV inhibitor for the treatment of type 2 diabetes. DDP-IV is an enzyme that inactivates a key hormone involved in promoting control of blood sugar levels thus giving diabetics better control of their blood sugar levels. The Company is developing this drug candidate as a once-daily oral therapy. We are currently evaluating the competitive environment for DB160 and potential positioning of the compound for other indications. During this ongoing evaluation we have focused our resources on other drug development programs. If our evaluation concludes that further development is warranted we would expect to file an IND application to the FDA during third quarter of 2009 assuming sufficient additional funding is secured. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Nuada, LLC.

We incurred approximately $229,000 and $1.3 million in direct outside development costs associated with the development of DB160 for the three and nine month periods ended September 30, 2008, respectively, and we have incurred costs of approximately $2.2 million from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $5.1 billion in 2016.

DB900

DB900 is a series of compounds which are PPARg/a/d agonists for the treatment of type 2 diabetes. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. A clinical candidate will be selected from a number of strong lead compounds. These compounds have the potential to raise good HDL cholesterol, lower bad LDL cholesterol and lower triglycerides with potential greater efficacy than DB959 as well as the potential to deliver weight loss. This program is currently not being resourced. Development will not be re-initiated until sufficient additional funding is secured. Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp.

We incurred approximately $23,000 and $86,000 in direct outside development costs associated with the development of DB900 series compounds for the three and nine month periods ended September 30, 2008, respectively, and we have incurred costs of approximately $92,000 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 diabetes market to be roughly $5.4 billion in 2010.

DB200

DB200 refers to a series of compounds we have which are inhibitors of CPT-1 for the topical treatment of psoriasis. This drug candidate has the potential to inhibit inflammation and the proliferation of skin cells thus resulting in decreased reddening and less flaking of the skin. A clinical candidate may be selected from a number of strong lead compounds. This program is currently not being resourced. Development will not be re-initiated until sufficient additional funding is secured. We expect to file an IND application to the FDA in 2010 assuming sufficient additional funding is secured. There are no third party licenses associated with this program.

We incurred approximately $180,000 and $328,000 in direct development costs associated with the development of DB200 series compounds for the three and nine month periods ended September 30, 2008, respectively, and we have incurred costs of approximately $363,000 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.6 billion in 2014.

Other

Prior to the Merger, we studied talabostat (acquired in the merger with Point Therapeutics, Inc.) in a number of human clinical trials as a potential therapy in late-stage cancers. In May 2007, the talabostat clinical development program was put on clinical hold by the FDA as a result of interim clinical results related to Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. We have determined that further development of talabostat is not warranted at this time and our resources are being applied to our other programs.

Investments

Prior to 2007, we made investments in several companies. As a result, we currently hold investments in the following companies:

●
SurgiVision, Inc. is developing “real-time” devices to be used with Functional MRI Technology.The company is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. This investment represents approximately 10% of the outstanding shares of SurgiVision at September 30, 2008.

●
Cardiovascular Solutions, Inc., formerly known as Medeikon Corporation is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. This investment represents approximately 25.4% of the outstanding shares of Cardiovascular Solutions, Inc. at September 30, 2008.

●
MiMedx Group, Inc. (MDXG.OB) is developing products primarily for use by musculoskeletal specialists in both surgical and non-surgical therapy. This investment represents approximately 1.5 % of the outstanding shares of MiMedx Group, Inc. at September 30, 2008.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when invoices have not yet been sent and we have not otherwise been notified of actual cost. The majority of our service providers invoice monthly in arrears for services performed. We make estimates of accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

●	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;

●	fees paid to investigative sites in connection with clinical trials;

●	fees paid to contract manufacturers in connection with the production of raw materials, drug substance and drug products; and

●	professional service fees.

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees resulted in compensation expense of $666,228 and $143,587 for the three months ended September 30, 2008 and 2007, respectively, and $1,095,080 and $387,792 for the nine months ended September 30, 2008 and 2007, respectively. The Company issued 35,000 restricted shares to a new board director during the three months ended September 30, 2008, of which 25% vested immediately. The remaining issued shares vest pro rata over the next three years on the anniversary of the director’s appointment. The Company issued 220,000 restricted shares to an investor relations company for services contracted. The Company recognized stock-based compensation expense for awards to non-employees totaling $20,374 for the three and nine months ended September 30, 2008. The Company recognized stock-based compensation for awards to certain board of directors of $28,157 and $99,731 for the three and nine months ended September 30, 2008, respectively. The Company recognized stock-based compensation expense to non-employees of $0 and $1,706 for the three and nine months ended September 30, 2007. The Company had no stock-based compensation expense for board of directors for the three and nine months ended September 30, 2007.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Research and development expenses increased from approximately $815,000 for the three months ended September 30, 2007 to approximately $2.7 million for the corresponding 2008 period, primarily as a result of increased expenses incurred in continuing development of the neuropathic pain compound and initiating the development of the following new programs that the Company did not have in the three months ended September 30, 2007: DB959, DB200 and DB900.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from approximately $775,000 for the three months ended September 30, 2007 to approximately $1.3 million for the corresponding 2008 period, primarily as a result of costs associated with being a public company.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased from income of approximately $197,000 for the three months ended September 30, 2007 to approximately $6,000 for the corresponding 2008 period. This fluctuation was due to the variance in interest income earned.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Research and development expenses increased from approximately $2.2 million for the nine months ended September 30, 2007 to approximately $6.2 million for the corresponding 2008 period, primarily as a result of increased expenses incurred in continuing development of the neuropathic pain compound and initiating the development of the following new programs that the Company did not have in the nine months ended September 30, 2007: DB959, DB200 and DB900.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from approximately $1.8 million for the nine months ended September 30, 2007 to approximately $3.5 million for the corresponding 2008 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger and becoming a public company, as well as an increase of two employees, the increase in occupancy costs associated with the new office facilities and the associated overhead.

Other (expense) income, net reflects non-operating activities having to do with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased from approximately $4.9 million for the nine months ended September 30, 2007 to approximately $115,000 for the corresponding 2008 period. This decrease was primarily due to there being no recognized gains on nonmonetary assets or from the sale of securities in the nine months ended September 30, 2008 compared to recognizing (1) a gain on nonmonetary assets of approximately $2,658,000 as a result of our distribution of a dividend of shares of SurgiVision stock to stockholders and option holders and (2) a gain from the sale of securities of approximately $1,773,000 as a result of our sale of our remaining investment in Medivation, Inc. during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Overview

From inception through September 30, 2008, we have financed our operations primarily from the net proceeds of (1) private placements of equity securities, through which we raised approximately $23,295,000, and (2) the sale of securities held in subsidiary companies, through which we raised approximately $5,650,000.

At September 30, 2008, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $1.1 million. As of September 30, 2008, we had net working capital of approximately $1.2 million. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements. It should be noted that in accordance with applicable accounting rules, our balance sheet at September 30, 2008 includes investment securities available for sale of approximately $1.6 million. However, these securities will not be freely saleable by us until February 2009.

On October 21, 2008, we entered into a Securities Purchase Agreement with certain investors in connection with a registered direct offering (the “Offering”) of up to 8,500,000 shares of the Company’s common stock and up to 13,600,000 warrants (less 850,000 Class A Warrants to Gilford Securities, Inc., the placement agent) to purchase shares of the Company’s common stock. The terms of the Offering provide for the common stock and warrants to be sold in units for $1.00 per unit, with each unit consisting of (1) one share of common stock, (2) a Class A Warrant to purchase one share of common stock for each unit purchased at the greater of (a) the consolidated closing bid price on the NASDAQ Capital Market on the trading day immediately preceding the applicable closing date plus $.01 and (b) $1.30 or, if higher, the exercise price for Class A Warrants set at an earlier closing and (3) a Class B Warrant to purchase one-half of a share of common stock for each unit purchased at $2.25 per share. Class A Warrants are exercisable beginning six months after the date of issuance and expire five years after they first become exercisable. Class B Warrants are exercisable beginning 12 months after the date of issuance and expire five years after they first become exercisable. The shares of common stock and Warrants in the Offering are being offered pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on April 9, 2008 and declared effective on April 18, 2008 (File No.333-150150).

The Company sold 2,255,000 units at an initial closing that was completed on October 21, 2008 for cash proceeds (net of cash fees payable to the placement agent) of $2,029,500. There can be no assurance that we will be able to sell any additional units in the Offering. If any additional units are sold in the Offering, they will be sold at a second closing and, if necessary, a third closing. The Company anticipates using the net proceeds raised in the Offering for working capital and other general corporate purposes, and possibly acquisitions of other companies, products or technologies. Working capital and other general corporate purposes may include research and development expenditures and capital expenditures. Since the initial closing in the Offering occurred after September 30, 2008, it is not reflected in the financial statements in this Quarterly Report on Form 10-Q.

Cash Flows

During the nine month period ended September 30, 2008, our cash and cash equivalents decreased by approximately $7.2 million from December 31, 2007. This decrease in cash from operations was primarily due to the operating loss offset in part by non-cash stock-based compensation of approximately $1.1 million and depreciation of approximately $113,000. Prepaid expenses increased by approximately $73,000 for the nine month period ended September 30, 2008, primarily representing prepaid insurance coverage. Accounts payable increased by approximately $592,000 and accrued expenses decreased by approximately $549,000 during the nine month period ended September 30, 2008.

Our investing activities provided net cash of approximately $755,000 for the nine month period ended September 30, 2008 primarily as a result of cash of approximately $772,000 received in connection with the Merger.

We generated approximately $189,000 of cash from financing activities for the nine month period ended September 30, 2008.

We entered into a lease for new facilities in the first quarter of 2008. The new facilities are approximately 7,520 square feet compared to our previous space of 4,038 square feet. In connection with this new lease, our annual lease costs have increased by approximately $100,000.

Financial Condition

We believe we have sufficient working capital to pursue our current operations into the first quarter of 2009. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our securities or the sale of certain of our investments. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

●	execute our growth plan;

●	take advantage of future opportunities, including synergistic acquisitions; or

●	continue to remain in operation.

Related Party Transactions

The Company incurred expenses of approximately $15,200 during the nine months ended September 30, 2008 related to aircraft usage from an entity owned by the Co-Chairman of the Board.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

As a result of the Merger (described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger Transaction), our internal control over financial reporting was materially affected in that upon the effective date of the Merger, DARA’s internal control over financial reporting became ours. DARA was a private company and therefore was not subject to Section 404 of the Sarbanes-Oxley Act of 2002 which requires companies to include in their annual report an assessment of internal control over financial reporting and the related auditor attestation report. We are in the process of completing a work plan so that we may complete an evaluation of our internal control over financial reporting as of December 31, 2008 and include our internal control assessment in our Annual Report on Form 10-K for 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of November 13, 2008, we had no outstanding material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2008 we entered into an investor relations and consulting services agreement with Lyons Capital, LLC, an investor relations consultant, pursuant to which we agreed as partial consideration for services to be rendered to us under the agreement to issue to such firm 220,000 shares of our common stock. Such shares were issued on September 30, 2008. These shares were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

●	Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

●	At the time of the purchase, Lyons Capital, LLC was an accredited investor, as defined in Rule 501(a) of the Securities Act.

●	Lyons Capital, LLC has had access to information regarding DARA and is knowledgeable about us and our business affairs.

●
All shares issued to Lyons Capital, LLC were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Under our agreement with Lyons Capital, it agreed that it would (1) not sell any of these shares during the six months following the effective date of the agreement and (2) sell only up to 110,000 of these shares between the six and twelve month anniversaries of the effective date of the agreement.

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

DARA BIOSCIENCES, INC.

Date: November 14, 2008	By:	/s/ John Didsbury
Name: John Didsbury
Title: President and Chief Operating Officer

Date: November 14, 2008	By:	/s/ John C. Thomas, Jr.
Name: John C. Thomas, Jr.
Title: Chief Financial Officer

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description
31. 1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31. 2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32. 1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32. 2	Certification of Principal Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002