Form 10-K
period 2008-12-31
DARA BioSciences, Inc.
filed 2009-03-31
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $37,798,801.

The number of shares outstanding of the Registrant’s common stock as of March 30, 2009 was approximately 30,112,579.

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

Overview

DARA BioSciences, Inc. (“DARA”) is a Raleigh, North Carolina-based development stage pharmaceutical company that acquires promising therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale to pharmaceutical and biotechnology companies. We focus our therapeutic development efforts on small molecules from late preclinical development through Phase 2 clinical trials. While in the past we had a broader pipeline of drug development programs, we are currently focusing all of our resources on our two most advanced drug development programs which are candidates for the treatment of metabolic diseases including type 2 diabetes and neuropathic pain.

Our management team advances product candidates through clinical development, potentially yielding commercially and medically attractive therapeutics. Our strategy is designed to meet the needs of midsize and large pharmaceutical and biotechnology companies to fill their product pipelines. The development and liquidity strategy for product candidates varies according to market conditions, stage of development, and competitive market dynamics.

To best manage our risks, we utilize a stringent due diligence process anchored by knowledge of a drug or technology candidate’s attributes that will most likely yield commercial success. Our due diligence, development, and commercial expertise help us identify drug candidates to pursue. We then conduct focused research to improve the probability of clinical and commercial success.

Our executive offices are located at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615, and our telephone number is 919.872.5578.

Merger Transaction

On February 12, 2008, DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc. (“Point”), completed the merger transaction contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among Point, DP Acquisition Corp., a wholly-owned subsidiary of Point (“Merger Sub”), and DARA BioSciences, Inc., a privately held development-stage pharmaceutical company.

As a result of the transaction, Merger Sub merged with and into DARA BioSciences, Inc., with DARA BioSciences, Inc. surviving as a wholly-owned subsidiary of the Point. Upon consummation of the merger, Point changed its name to DARA BioSciences, Inc.

The combination was accounted for as a reverse merger and not a business combination, and as such, historical financial information included in this Form 10-K is the financial information of DARA as the accounting acquirer in the merger.

In this report, “the Company,” “we,” “us” and “our” refer to DARA BioSciences, Inc., formerly known as Point Therapeutics, Inc., and its subsidiaries.

Active Compounds/Programs

On January 6, 2009, we implemented a cost reduction plan to conserve our remaining cash balance. In connection with the cost reduction plan we have focused our resources entirely on our two most advanced drug development programs, KRN5500 for neuropathic pain in cancer patients and DB959 for type 2 diabetes.

KRN5500 is a drug candidate for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain. The drug candidate is presently being tested in a Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. This trial is expected to be completed in the second quarter of 2009. A second larger Phase 2 trial is planned for initiation in 2009 assuming sufficient additional funding is secured.

DB959 is a PPARd/g agonist for the treatment of type 2 diabetes. In March 2009, the FDA cleared our Investigational New Drug Application (“IND”) for DB959, allowing us to commence Phase 1 studies in humans. These trials will commence assuming sufficient additional funding is secured. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain.

The below table sets forth our current active compounds/programs, their target indications and the projected market size for the applicable lead indications. We can give no assurances that KRN5500 and DB959 will gain FDA approval or that even with FDA approval for such drugs would capture meaningful market share for the stated indications.

Compound/Program	Target Indication(s)	Projected Market Size, Lead Indication Only, in billions (B)
KRN5500	Neuropathic Pain	$7.0B	(2016)

DB959	Type 2 Diabetes, Dyslipidemia	$30.0B	(2014)

Delayed Programs

In connection with the implementation of the cost reduction plan we announced on January 6, 2009, we have suspended the development of many of the compounds and programs that were previously in our pipeline. Presently, it is unknown whether the suspension of the development of these compounds and programs will be permanent or temporary. However, we continue to hold the rights to these compounds and may resume their development at any time we believe it is in the best interest of the Company to do so. The below table sets forth our inactive programs, their target indications and the projected market size for the applicable lead indications. We can give no assurances that our inactive programs would gain FDA approval if we resumed development or that even with FDA approval for such drugs would capture meaningful market share for the stated indications.

Compound/Program	Target Indication(s)	Projected Market Size, Lead Indication Only, in billions (B)
DB160	Type 2 Diabetes	$30.0B	(2014)

DB900	Type 2 Diabetes, Dyslipidemia & Inflammatory Diseases	$30.0B	(2014)

DB200	Topical for Psoriasis	$3.9B	(2011)

Investments

Prior to the merger, DARA made investments in several companies. As a result, we currently hold investments in the following companies:

•

SurgiVision has developed “real-time” Visual Functional MRI Technology. The company is targeting clinical solutions in two areas: MRI-Guided Deep Brain Stimulation (DBS) and Cardiac Ablation to treat Atrial Fibrillation.

•	Medeikon Corporation has identified unmet needs in the diagnostics of several types of CVD that can be addressed with their core technology.

•	MiMedx, Inc. Corporation (formerly Alynx) is developing products primarily for use by musculoskeletal specialists in both surgical and non-surgical therapy.

Competition

The markets for our products are competitive and the intensity of competition is expected to increase. We primarily compete with other pharmaceutical companies, biotechnology companies and other research and academic institutions. Some of these companies and institutions have substantially greater financial and other resources and development capabilities than we have and have substantially greater experience in undertaking pre-clinical and clinical testing of products. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we compete with other companies in acquiring rights to products or technologies from universities and other research institutions. Because of these factors, we seek to develop products that are more effective or otherwise have the potential to achieve greater market acceptance than competitive products.

Intellectual Property

Patent Portfolio

Our patent-related intellectual property categorized by individual drug development programs is summarized below.

•

KRN5500 – five issued US patents, two pending US patent applications, and corresponding foreign patent applications and patents related to compounds and use of spicamycin and derivatives and analogs thereof (including KRN5500) for treating pain.

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

We have licensed exclusive worldwide rights (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan for the treatment of pain and central peripheral nervous system conditions or diseases. This license was effective July 1, 2004. We have also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain. The effective date of this agreement was May 3, 2004.

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

Governmental Regulation

Our research, development and pre-clinical and clinical trials of most of our intended products are subject to an extensive regulatory approval process by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies in the U.S. and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown products or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal sanctions. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution.

Even if our proposed products are approved for market, we will be subject to continuing regulation. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S., including labeling regulations, Good Manufacturing Practices (“GMP”) requirements, adverse drug experience regulation, and the FDA’s regulations regarding promoting products for unapproved or “off-label” uses.

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

Employees

We currently have five full-time employees.

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

The product candidates we have in-licensed have had only limited research in the fields of use that we are presently intending to commercialize. We will have to undertake extensive research and testing to determine the safety and effectiveness of their proposed uses. All of our product candidates will require testing and regulatory clearances. Accordingly, the products we are developing are not presently commercially ready for sale, nor may they ever be ready for sale. The successful development of any products is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude us from marketing them; or that third parties market a superior or equivalent product. We are unable to predict whether our research and development activities will result in any commercially viable products or procedures. Further, due to the extended testing and regulatory review process required before marketing clearances can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

We expect to continue to incur losses.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Our losses are likely to be primarily attributable to personnel costs, working capital costs, research and development costs, brand development costs and marketing and promotion costs. We may never achieve sustained profitability.

We will need additional financing.

We will need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all. We intend to finance our business, in part, through the private placement and public offering of equity and debt securities. We have historically financed our operations through primarily through equity investments. In the event that we raise additional equity capital, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional equity securities, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in control.

When we need additional financing, we cannot provide assurance that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently delayed drug development programs;

•	respond to customers and competition; or

•	continue operations.

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

Our strategy requires us to enter into licenses or other alliances and also to make dispositions of products that have reached a certain level of clinical development. We may be unable to identify profitable applications for our product candidates or demonstrate the potential benefits of such candidates, and we are unable to predict whether our product candidates will be accepted. We may not be able to continue licensing or other partnering arrangements, and any such arrangements, even if completed successfully, may not be on terms favorable to us, may not perform as expected, may result in unexpected liabilities and may never contribute significant revenues or cash flow. We depend to a significant extent on the expertise of and dedication of sufficient resources by our licensors, licensees and corporate partners to develop and commercialize products. Each individual licensor, licensee or corporate partner will control the amount and timing of resources devoted by it to these activities. Moreover, the success of any such licenses or other alliance depends in part upon such partners’ own competitive, marketing and strategic considerations, including the relative advantages of alternative products and technologies being developed or marketed by such partners. Corporate partners may pursue alternative technologies or develop products that are competitive with our products. If any such partners are unsuccessful in developing or commercializing our product candidates, our business, financial condition and results of operations could be materially and adversely affected. Disputes may arise between us and one or more of our collaborative partners regarding their respective rights and obligations under collaborative arrangements. In such an event, we may be required to initiate or defend expensive litigation or arbitration proceedings or to seek and attempt to reach agreement with another collaborative partner. We may not be able to resolve successfully a dispute with a collaborative partner or to enter into a satisfactory arrangement with a replacement collaborative partner.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success depends largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. We currently have only five full-time employees. The loss of members of managerial or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain management, particularly the President and Chief Executive Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.

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

Our research, development, pre-clinical and clinical trials of most of our intended products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, the company will be able to obtain necessary regulatory approvals for clinical testing of any products. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown products or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal sanctions.

Our business will always be strictly regulated by the federal and other governments, and there can be no assurance that we will remain in compliance with all applicable regulation.

Clinical testing and manufacture of our proposed products are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Even if our proposed products are approved for market, we will be subject to continuing regulation. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S., including labeling regulations, GMP requirements, adverse drug experience regulation and the FDA’s regulations regarding promoting products for unapproved or “off-label” uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

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

If the price of our common stock remains below $1.00 per share for a sustained period, our common stock may be delisted from the NASDAQ Capital Market.

Our common stock is currently traded on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. Since October 2008, our common stock has traded below the $1.00 per share level. The closing price on March 27, 2009, was $0.43 per share. In light of the recent volatility in stock prices generally, and the continued turbulence in the financial markets, NASDAQ recently suspended enforcement of the $1.00 minimum bid price requirement and has informed NASDAQ-listed companies that it will not take any action to delist any security for non-compliance with this requirement during the suspension period. Enforcement of the $1.00 minimum bid price requirement is scheduled to be reinstated on July 20, 2009. It is unlikely that we will be in compliance with the minimum bid price requirement when enforcement of this requirement is expected to resume. Accordingly, if NASDAQ does not extend this stay, unless we are able to cure non-compliance during the applicable 180 day grace period, our common stock may be delisted from the NASDAQ Capital Market. Delisting could adversely affect both the market liquidity and the market price of our common stock. Such delisting could also adversely affect our ability to obtain financing.

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

As of March 30, 2009, we had no outstanding material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to the vote of our security holders during the quarter ending December 31, 2008.

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

	High ($)	Low ($)
2008
First Quarter	6.65	1.70
Second Quarter	3.39	1.33
Third Quarter	2.02	1.01
Fourth Quarter	1.68	0.42
2007
First Quarter	51.20	14.40
Second Quarter	22.80	4.00
Third Quarter	5.60	1.60
Fourth Quarter	21.20	1.20

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On March 27, 2009, the last reported sale price of our common stock on The Nasdaq Capital Market was $0.43 per share. On March 27, 2009, there were approximately 167 holders of record of our common stock.

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the Risk Factors section of this Form 10-K.

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

For accounting purposes, the Merger was treated as a reverse acquisition with DARA being the accounting acquirer. Accordingly, the historical financial information in this Form 10-K prior to the Merger is that of DARA and its consolidated subsidiaries and all references to the “Company” in this Form 10-K relating to periods prior to the Merger refer to DARA (see Note 3).

Overview

We are a Raleigh, North Carolina-based development stage pharmaceutical company that acquires promising therapeutic drug candidates from third parties and advances their clinical development for later sale or license to healthcare companies. We operate a business model that focuses on the following:

•	Obtaining patents for innovative drug candidates which we believe have value in the marketplace;

•	Utilizing a small group of talented employees to develop those ideas through proof of concept in patients (generally through phase 2a clinical trials) by working with strategic outsource partners; and

•

Licensing the resulting product to a strong healthcare partner to commercialize. We do not intend to fully develop, obtain clearance from the U.S. Food and Drug Administration (“FDA”) and then market the drug candidates we are developing.

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

We generally in-license drug candidates that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”) (which is part of the process to get approval from the FDA for marketing a new prescription drug in the U.S.). The first operational stage of develop of our drug candidates is in-licensing, which we typically do at the pre-clinical stage of development. The next stage of development is to obtain FDA approval of an IND application and test the drug candidates in Phase 1 and Phase 2 clinical trials. Finally, we seek to license the drug candidate or find a strategic collaborative partner who would further the development of the compound in later stage trials and commercialize it. Key indicators to evaluate our success are how our drug candidates advance through the drug development process, and ultimately, if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our drug candidates. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. To date, we have received net proceeds from the sale of those assets in the amount of approximately $3.9 million. These proceeds together with capital raised from the sale of our securities have been our primary source of working capital.

We expect to continue to incur operating losses for the foreseeable future. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

Status of our Drug Candidates

We currently have a portfolio of five programs with drug candidates for the treatment of neuropathic pain, type 2 diabetes and psoriasis. In connection with a cost reduction plan we announced on January 6, 2009 necessitated by our inability to raise sufficient funds to maintain all of our programs, we have focused our resources entirely towards the development of our two most advanced programs, KRN5500 and DB959. Due to this allocation of resources, development of our other three programs, DB160, DB900 and DB200 has been suspended. Based on our present working capital, we believe that we have sufficient working capital to maintain our KRN5500 and DB959 development programs on a limited basis into the second quarter of 2009 and that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain. The drug candidate is presently being tested in a Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. This trial is expected to be completed in the second quarter of 2009. A second larger Phase 2 trial is planned for initiation in 2009 assuming sufficient additional funding is secured or through a collaboration or out-license.

We incurred approximately $930,000 in development costs associated with the development of KRN5500 during 2008, and we have incurred costs of approximately $2,969,000 from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

DB959

DB959 is a PPARd/g agonist for the treatment of type 2 diabetes. In March 2009, the FDA cleared our IND application for DB959, allowing us to commence Phase 1 studies in humans. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain.

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

We incurred approximately $3,329,000 in direct outside development costs associated with the development of DB959 during 2008, and we have incurred costs of approximately $3,366,000 from inception to date as this program started the latter part of 2007. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

DB160

DB160 is a DPP-IV inhibitor for the treatment of type 2 diabetes. DDP-IV is an enzyme that inactivates a key hormone involved in promoting control of blood sugar levels thus giving diabetics better control of their blood sugar levels. Prior to the implementation of the cost reduction plan, the Company was developing this drug candidate as a once-daily oral therapy. We have currently suspended the development of DB160, but we will continue to evaluate the competitive environment for DB160 and potential positioning of the compound for other indications. If our evaluation concludes that further development is warranted, the next step in our development of this candidate would be to file an IND application to the FDA. Our development work with DB160 is pursuant to an exclusive worldwide license to develop and commercialize the drug candidate from Nuada, LLC.

We incurred approximately $1,286,000 in direct outside development costs associated with the development of DB160 during 2008, and we have incurred costs of approximately $2,252,000 from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $5.1 billion in 2016.

DB900

DB900 is a series of compounds which are PPARg/a/d agonists for the treatment of type 2 diabetes. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. A clinical candidate will be selected from a number of strong lead compounds. These compounds have the potential to raise good HDL cholesterol, lower bad LDL cholesterol and lower triglycerides with potential greater efficacy than DB959 as well as the potential to deliver weight loss. This program is currently not being resourced. Development will not be re-initiated until sufficient additional funding is secured. Our development work with DB900 is pursuant to an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp.

We incurred approximately $109,000 in direct outside development costs associated with the development of DB900 series compounds during 2008, and we have incurred costs of approximately $115,000 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

DB200

DB200 refers to a series of compounds we have which are inhibitors of CPT-1 for the topical treatment of psoriasis. This drug candidate has the potential to inhibit inflammation and the proliferation of skin cells thus resulting in decreased reddening and less flaking of the skin. Should development of DB200 resume, a clinical candidate will be selected from a number of strong lead compounds. This program is currently not being resourced. Development will not be re-initiated until sufficient additional funding is secured. Should we decide to resume the development of DB200, the next step in the process is to file an IND application to the FDA. There are no third party licenses associated with this program.

We incurred approximately $341,000 in direct development costs associated with the development of DB200 series compounds during 2008, and we have incurred costs of approximately $377,000 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.6 billion in 2014.

Other

Prior to the merger, we studied talabostat (acquired in the merger with Point Therapeutics, Inc.) in a number of human clinical trials as a potential therapy in late-stage cancers. In May 2007, the talabostat clinical development program was put on clinical hold by the FDA as a result of interim clinical results related to Phase 3 talabostat studies as a potential treatment for patients in advanced non-small cell lung cancer. We have determined that further development of talabostat is not warranted.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Please refer to Note 12 – Stock Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS 123R.

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

Results of Operations

Research and development expenses increased from approximately $3,074,000 for the year ended December 31, 2007 to approximately $7,323,000 for the year ended December 31, 2008, primarily as a result of increased expenses incurred in continuing development of the neuropathic pain compound and initiating the development of the following programs that the Company did not have during 2007: DB959, DB200 and DB900.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from approximately $3,536,000 in 2007 to approximately $4,684,000 in 2008, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger and becoming a public company, as well as an increase of two employees the latter part of 2007, the increase in occupancy costs associated with the new office facilities and the associated overhead.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other income (expense), net decreased from income of approximately $4,619,000 in 2007 to approximately $109,000 in 2008 period. This decrease was primarily due to there being no recognized gains on nonmonetary assets or from the sale of securities during 2008 compared to recognizing (1) a gain on nonmonetary assets of approximately $2,658,000 as a result of our distribution of a dividend of shares of SurgiVision stock to stockholders and option holders and (2) a gain from the sale of securities of approximately $1,773,000 as a result of our sale of our remaining investment in Medivation, Inc. during 2007.

Liquidity and Capital Resources

Overview

From inception through December 31, 2008, we have financed our operations primarily from the net proceeds of (1) private placements of equity securities, through which we raised approximately $25,277,000, and (2) the sale of securities held in subsidiary companies and marketable securities, through which we raised approximately $5,679,000.

At December 31, 2008, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $960,000. As of December 31, 2008, we had net working capital of approximately $1,270,000. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses.

On January 30, 2009 we entered into a Stock Purchase and Loan Agreement with SurgiVision, Inc. (“SurgiVision”) pursuant to which we received $1.0 million in total proceeds. Of the $1.0 million in total proceeds, $500,000 came from our sale of 500,000 shares of SurgiVision common stock and $500,000 came in the form of a loan from SurgiVision to us. Since this transaction occurred after December 31, 2008, it is not reflected in the financial statements in this Annual Report on Form 10-K.

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2008 and has a deficit accumulated during the development stage of $24,331,000 at December 31, 2008. Management expects operating losses and negative cash flows to continue into 2009 and the foreseeable future.

At December 31, 2008, management believes that currently available cash and cash equivalents and marketable securities together with existing financing agreements would provide sufficient funds to enable the Company to meet its obligations through June of 2009. To date, the Company has principally raised capital through public and private placements of its equity securities. Management plans to continue to finance the Company’s operations with a combination of equity issuances and debt arrangements, as well as pursuing collaborative revenue generating arrangements with pharmaceutical companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

Cash Flows

During 2008, our cash and cash equivalents decreased by approximately $7,303,000 from December 31, 2007. This decrease in cash from operations was primarily due to the operating loss offset in part by non-cash stock-based compensation of approximately $1,542,000 and depreciation of approximately $157,000. Prepaid expenses increased by approximately $116,000 during the year ended December 31, 2008, primarily representing prepaid insurance coverage. Accounts payable increased by approximately $521,000 and accrued expenses decreased by approximately $915,000 exclusive of the Merger transaction, during the year ended December 31, 2008.

Our investing activities provided net cash of approximately $750,000 for the year ended December 31, 2008 primarily as a result of cash of approximately $772,000 received in connection with the Merger.

We generated approximately $2,043,000 of cash from financing activities for the year ended December 31, 2008.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations into the second quarter of 2009. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our securities or the sale of certain of our investments. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	respond to customers and competition; or

•	remain in operation.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008 that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of Fair Value Measurements, or FAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will be required to apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 141R will have on its financial position, results of operations or cash flows.

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

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of 2009. The Company is currently evaluating the effect that the adoption of EITF 07-1 will have on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

DARA BioSciences, Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets at December 31, 2008 and 2007	25

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from June 22, 2002 (Inception) through December 31, 2008	26

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008 and 2007 and for the Period from June 22, 2002 (Inception) through December 31, 2008	27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from June 22, 2002 (Inception) through December 31, 2008	30

Notes to Consolidated Financial Statements	31

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of DARA BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of DARA BioSciences, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 and the period from June 22, 2002 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DARA BioSciences, Inc. and subsidiaries, at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 and the period from June 22, 2002 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that DARA BioSciences, Inc. will continue as a going concern. As more fully described in Note 1, DARA BioSciences, Inc. has recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 30, 2009

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$959,898	$8,263,006
Marketable securities	1,656,408	—
Interest receivable	—	44,439
Prepaid expenses, current portion	113,694	34,648

Total current assets	2,730,000	8,342,093

Furniture, fixtures and equipment, net	112,253	60,299
Restricted cash	78,105	—
Prepaid expenses, net of current portion	285,996	—
Prepaid license fee, net	460,000	580,000
Investments	222,479	222,879

Total assets	$3,888,833	$9,205,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$866,081	$344,597
Accrued liabilities	328,117	430,215
Capital lease obligation, current portion	12,951	—

Total current liabilities	1,207,149	774,812

Deferred lease obligation	5,933	4,918
Other liability	253,174	237,548
Capital lease obligation, net of current portion	48,973	—
Patent obligation	20,261	—

Total liabilities	1,535,490	1,017,278

Minority interest in subsidiary	649,200	978,174

Stockholders’ equity
Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized, 0 and 5,000,000 shares issued and outstanding at December 31, 2008 and 2007 (aggregate liquidation preference of $5,000,000)	—	5,000
Series B convertible preferred stock, $.001 par value; 8,500,000 shares authorized, 0 and 6,350,333 shares issued and outstanding at December 31, 2008 and 2007 (aggregate liquidation preference of $19,050,999)	—	6,350
Common stock, $.001 par value; 40,000,000 shares authorized, 0 and 14,087,824 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	14,088
Common stock, $.01 par value; 75,000,000 shares authorized, 30,113,829 and 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively	301,138	—
Additional paid in capital	24,296,934	20,164,976
Accumulated other comprehensive income	1,656,008	—
Deficit accumulated during the development stage	(24,549,937)	(12,980,595)

Total stockholders’ equity	1,704,143	7,209,819

Total liabilities and stockholders’ equity	$3,888,833	$9,205,271

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from June 22, 2002 (inception) through December 31, 2008
	2008	2007
Operating expenses:
Research and development	$7,323,304	$3,074,005	$17,371,071
General and administrative	4,683,969	3,535,963	16,607,524

Total operating expenses	12,007,273	6,609,968	33,978,595

Loss from operations	(12,007,273)	(6,609,968)	(33,978,595)

Other income (expense):
Gain on distribution of nonmonetary asset	—	2,658,251	4,669,043
Other income (expense), net	—	(317,235)	135,899
Interest income, net	124,937	504,400	791,085
Loss on disposal of assets	(15,981)	—	(15,981)
Gain on sale of marketable securities	—	1,773,087	5,649,632

Total other income (expense)	108,956	4,618,503	11,229,678

Loss before undistributed loss in equity method investments and minority interest	(11,898,317)	(1,991,465)	(22,748,917)

Minority interest	328,975	463,774	792,749
Undistributed loss in equity method investments	—	—	(2,374,422)

Net loss attributable to common stockholders	$(11,569,342)	$(1,527,691)	$(24,330,591)

Basic and diluted net loss per share	$(0.42)	$(0.11)

Shares used in computing basic and diluted net loss per share	27,725,415	14,528,209

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Warrants	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock to founders	—	$—	—	$—	1,040,000	$1,040	$—	$—	$—	$—	$—	$1,040
Net loss	—	—	—	—	—	—	—	—	—	(111,563)	—	(111,563)

Balance at December 31, 2002	—	—	—	—	1,040,000	1,040	—	—	—	(111,563)	—	(110,523)
Issuance of common stock	—	—	—	—	4,960,000	4,960	—	—	—	—	—	4,960
Issuance of preferred stock, net of issuance costs of $176,959	3,335,000	3,335	—	—	—	—	3,158,041	—	—	—	—	3,161,376
Issuance of common stock warrants	—	—	—	—	—	—	(79,870)	79,870	—	—	—	—
Share based compensation	—	—	—	—	—	—	57,000	—	—	—	—	57,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(589,010)	—	(589,010)

Balance at December 31, 2003	3,335,000	3,335	—	—	6,000,000	6,000	3,135,171	79,870	—	(700,573)	—	2,523,803
Issuance of common stock	—	—	—	—	292,400	293	174,707	—	—	—	—	175,000
Issuance of preferred stock, net of issuance costs of $155,948	1,665,000	1,665	360,000	360	—	—	2,589,052	—	—	—	—	2,591,077
Stock subscription receivable	—	—	—	—	262,500	262	242,238	—	(242,500)	—	—	—
Issuance of options for services	—	—	—	—	—	—	12,254	—	—	—	—	12,254
Share based compensation	—	—	—	—	—	—	94,219	—	—	—	—	94,219
Issuance of common stock warrants	—	—	—	—	—	—	(72,220)	72,220	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(3,949,039)	—	(3,949,039)

Balance at December 31, 2004	5,000,000	$5,000	360,000	$360	6,554,900	$6,555	$6,175,421	$152,090	$(242,500)	$(4,649,612)	$—	$1,447,314

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Warrants	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	5,000,000	$5,000	6,350,333	$6,350	14,081,157	$14,081	$19,558,858	$—	$(242,500)	$(11,233,556)	$5,447,536	$13,555,769
Increase in reserves for uncertain tax positions per FIN 48 adoption	—	—	—	—	—	—	—	—	—	(219,348)	—	(219,348)
Issuance of common stock	—	—	—	—	6,667	7	15,993	—	—	—	—	16,000
Share based compensation	—	—	—	—	—	—	590,125	—	—	—	—	590,125
Cancellation of subscription receivable	—	—	—	—	—	—	—	—	242,500	—	—	242,500
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(1,527,691)	—	(1,527,691)
Reversal of unrealized gain on investment and marketable securities	—	—	—	—	—	—	—	—	—	—	(5,447,536)	(5,447,536)

Comprehensive loss												$(6,975,227)

Balance at December 31, 2007	5,000,000	5,000	6,350,333	6,350	14,087,824	14,088	20,164,976	—	—	(12,980,595)	—	7,209,819

Conversion of DARA Shares	(5,000,000)	(5,000)	(6,350,333)	(6,350)	(14,087,824)	(14,088)	25,438	—	—	—	—	—
Exchange of common stock	—	—	—	—	14,530,586	145,305	(145,305)	—	—	—	—	—
Exchange of preferred stock	—	—	—	—	11,706,802	117,068	(117,068)	—	—	—	—	—
Merger/Reverse stock split Point Therapeutics	—	—	—	—	982,780	9,828	430,875	—	—	—	—	440,703
Shares issued to directors	—	—	—	—	127,686	1,277	119,263	—	—	—	—	120,540
Share based compensation	—	—	—	—	220,000	2,200	1,538,526	—	—	—	—	1,540,726
Issuance of common stock	—	—	—	—	290,083	2,901	185,653	—	—	—	—	188,554
Shares issued for deferred payment	—	—	—	—	892	9	1,055	—	—	—	—	1,064
Shares issued to placement agent	—	—	—	—	2,255,000	22,550	1,910,307	—	—	—	—	1,932,857
Warrants issued	—	—	—	—	—	—	183,214	—	—	—	—	183,214
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(11,569,342)	—	(11,569,342)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	1,656,008	1,656,008

Comprehensive loss												$(9,913,334)

Balance at December 31, 2008	—	$—	—	$—	30,113,829	$301,138	$24,296,934	$—	$—	$(24,549,937)	$1,656,008	$1,704,143

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	Period From June 22, 2002 (inception) through December 31, 2008

Operating activities
Net loss	$(11,569,342)	$(1,527,691)	$(24,330,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,486	46,391	258,660
Forgiveness of stock subscription receivable	—	242,500	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Minority interest in subsidiary	(328,975)	(463,774)	(792,748)
Loss from equity investment	—	—	2,374,422
Accretion of Debt Discount	—	14,490	406,359
Share issued to directors for services	120,540	16,000	136,540
Share-based compensation	1,541,790	590,125	3,876,003
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	183,214	—	183,214
Loss on disposal of furniture, fixtures and equipment	15,981	—	34,020
Gain on distribution of nonmonetary asset	—	(2,658,251)	(4,669,043)
Gain on sale of marketable securities	—	(1,773,087)	(5,649,632)
Deferred lease obligation	1,015	(8,080)	5,934
Changes in operating assets and liabilities:
Interest receivable	44,439	(5,490)	—
Prepaid license fee and other prepaid expenses	115,595	(634,648)	(519,053)
Due from affiliates	—	86,368	—
Accounts payable	521,484	190,050	536,081
Accrued liabilities	(915,421)	105,307	(377,260)
Other liability	15,626	—	15,626

Net cash used in operating activities	(10,096,568)	(5,779,790)	(27,228,519)

Investing activities
Purchases of furniture, fixtures and equipment	(28,592)	(4,932)	(189,063)
Proceeds from sale of furniture, fixtures and equipment	3,358	—	4,316
Payments on capital lease	3,717	—	3,717
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	1,773,087	1,773,087
Payments on notes receivable	—	—	711,045
Cash received in the Point merger	771,671	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments in affiliates	—	—	3,905,692

Net cash provided by investing activities	750,154	1,768,155	3,109,065

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period From June 22, 2002 (inception) through December 31, 2008

	Year Ended December 31,
	2008	2007
Financing activities
Proceeds from issuance of notes payable	—	—	105,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	—	—	80,051
Proceeds from issuance of common stock and warrants, net of issuance costs	2,121,411	—	25,227,406
Establishment of restricted cash reserve	(78,105)	—	(78,105)

Net cash provided by financing activities	2,043,306	—	25,079,352

Net (decrease) increase in cash and cash equivalents	(7,303,108)	(4,011,635)	959,898

Cash and cash equivalents at beginning of period	8,263,006	12,274,641	—

Cash and cash equivalents at end of period	$959,898	$8,263,006	$959,898

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$71,158	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	242,500	242,500
Shares issued to directors for services	120,540	16,000	136,540
Shares issued to third party for services	322,261	—	322,261
Conversion of note into equity of subsidiary	—	1,441,948	1,441,948

	$513,959	$1,700,448	$3,066,185

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

DARA BioSciences, Inc (the “Company”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage company that acquires therapeutic drug candidates for development and subsequent licensing or sale to healthcare companies.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception through December 31, 2008 of approximately $24,331,000 and expects to continue to incur losses and require additional financial resources to achieve commercialization of its products.

On February 12, 2008, the Company, formerly known as Point Therapeutics, Inc. (the “Company”), completed the merger transaction (the “Merger”) contemplated by the Agreement and Plan of Merger dated October 9, 2007, as amended December 19, 2007 (the “Merger Agreement”), among the Company, DP Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and DARA BioSciences, Inc., a privately held development stage pharmaceutical company based in Raleigh, North Carolina (“DARA”). Pursuant to the Merger, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the Merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of Company common stock, plus cash in lieu of any fractional shares. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company. Upon consummation of the Merger, the Company changed its name to DARA BioSciences, Inc.

For accounting purposes, the Merger was treated as a reverse acquisition with DARA being the accounting acquirer. Accordingly, the historical financial information in these financial statements prior to the Merger is that of DARA and its consolidated subsidiaries and all references to the “Company” in these financial statements relating to periods prior to the Merger refer to DARA (see Note 3).

The Company’s business is subject to significant risks consistent with biotechnology companies that are developing technologies and eventually products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval and competition with other biotechnology and pharmaceutical companies.

Going Concern

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2008 and has a deficit accumulated during the development stage of approximately $24,331,000 at December 31, 2008. Management expects operating losses and negative cash flows to continue into 2009 and the foreseeable future.

At December 31, 2008, management believes that currently available cash and cash equivalents and marketable securities together with existing financing agreements would provide sufficient funds to enable the Company to meet its obligations through June of 2009. To date, the Company has principally raised capital through public and private placements of its equity securities. Management plans to continue to finance the Company’s operations with a combination of equity issuances and debt arrangements, as well as pursuing collaborative revenue generating arrangements with healthcare companies. If adequate funds are not available, the Company may be

1. Basis of Presentation (continued)

required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as presented in the consolidated financial statements, at December 31, 2008, DARA had unrestricted cash of $960,000 and an accumulated deficit of $24,331,000. The Company also incurred a net loss of $11,569,000 and negative cash flows from operations of $10,097,000 in 2008. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of prepaids, receivables and other assets, property and equipment, certain liabilities and recorded expenses. Actual results may differ from such estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Therapeutics, Inc. and Signum Pharmaceuticals, Inc. The Company has control of all subsidiaries, and as such they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value. Cash equivalents consisted of $960,000 and $8,263,000 of money market accounts as of December 31, 2008 and 2007, respectively.

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

Available for Sale – Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a

2. Significant Accounting Policies (continued)

separate component of stockholders’ equity.

Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

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

The Company’s other investments include investments in privately-held companies. Pursuant to APB 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. Investments carried at historical cost are not remeasured periodically as it would not be practicable to do so. The Company reviews all investments for indicators of impairment. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the guidance required by Financial Accounting Standards Board (FASB) Staff Position 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity in its consolidated financial statements. Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. For the years ended December 31, 2008 and 2007, comprehensive income was $1,656,000 and $0, respectively.

Net (Loss) Earnings Per Common Share

The Company calculates its basic (loss) earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted (loss) earnings per share is computed by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents and have been excluded from the year ended December 31, 2008 and 2007 as their effect is anti-dilutive.

	Year ended December 31,
	2008	2007
Net loss attributable to common stockholders	$(11,569,342)	$(1,527,691)

Basic and diluted net loss per share:

Weighted-average shares used in computing basic and diluted net loss per share	27,725,415	14,528,209

Basic and Diluted net loss per common share	$(0.42)	$(0.11)

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (five years) using the straight-line method.

Long-Lived Assets

Long-lived assets include furniture, fixtures and equipment and certain purchased intangible assets included in the balance sheet. The Company reviews long-lived assets for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Through December 31, 2008 there have been no such impairments.

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

Share-based Compensation

Employees – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based compensation to employees, including the grant of employee stock options, to be recognized in the income statement based on its fair value. The Company adopted SFAS 123R using the prospective method. Under this method, the provisions for SFAS 123R apply to all awards granted or modified after January 1, 2006. Awards outstanding at the adoption date continue to be accounted for using the accounting principles originally applied to the award. The expense associated with share-based compensation is recognized on a straight-line basis over the service period of each award.

Prior to the adoption of SFAS 123R, employee share-based compensation expense was recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. Because the exercise price for options awarded to employees is equal to the fair value at the grant date, no compensation expense was recognized by the Company for stock options granted to employees prior to 2006.

Non-employees – Share-based compensation granted to non-employees is accounted for in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that compensation be recorded each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted Emerging Issues Task Force Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company’s adoption of EITF 07-3 did not have a material effect on the Company’s consolidated results of operations and financial position.

In September 2006, the Financial Accounting Standards Board issued SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment). SFAS 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of SFAS 157 had no effect on the consolidated financial statements.

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will be required to apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that non-controlling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. SFAS 160 also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its financial position, results of operations or cash flows.

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of 2009. The Company is currently evaluating the effect that the adoption of EITF 07-1 will have on its financial position, results of operations or cash flows.

Reclassifications

We have made certain reclassifications to the prior year’s financial statements and notes to conform to the current year presentation. These reclassifications did not affect our financial position, net loss or net cash flows for the periods presented.

3. Merger

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

The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Under this method of accounting, Point is treated as the acquired company for financial reporting purposes. On February 12, 2008, Point had approximately $762,000 in unrestricted cash. Under the terms of the Merger Agreement, as of the closing of the Merger, the former holders of DARA equity securities acquired 96.4% of the capital stock of the Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of six directors, all of whom were former directors of DARA. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Point. The net assets of Point were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger. Following is the allocation of the purchase price to the net assets of Point based on fair values:

Cash	$772,000
Other current assets	480,000
Fixed assets, net of depreciation	56,000
Accrued liabilities	(837,000)
Merger transaction cost expensed	1,272,000

Total purchase price	$1,743,000

The Merger had no effect on loss per share.

4. Loan Receivable From Related Party

As part of the agreement to merge with Point Therapeutics, Inc. (Point) DARA agreed to pay all Point costs associated with the merger up to an aggregate of $400,000. At December 31, 2007 DARA paid $388,609 of which it would be reimbursed if the merger were not completed. The merger was consummated on February 12, 2008.

At December 31, 2007 the Company was due to receive from Point $388,609 per the merger agreement. Point’s obligations under the Loan Agreement were forgiven in their entirety in connection with the closing of the Merger on February 12, 2008. As a result, the Company recognized an impairment for the full amount of the loan and recorded a loss on extinguishment of debt in other income (expense), net in the statement of operations.

5. Due From Affiliates

All amounts due from majority owned subsidiaries have been eliminated in the consolidated financial statements. In 2008 and 2007, the Company advanced certain funds and charged an allocation for certain management costs and indirect corporate overhead to one of its affiliates, SurgiVision. The Company charged a total of approximately $22,912 and $67,516 in management fees to SurgiVision during 2008 and 2007, respectively. As of December 31, 2008 and 2007, there were no amounts due from unconsolidated affiliates.

6. Investments

MiMedx (NASDAQ: MDXG.OB)

The Company’s marketable securities classified as available-for-sale entirely consist of equity securities in MiMedx Group, Inc., formerly Spine Medica, Inc., a privately held company. MiMedx merged with Alynx and became public on February 8, 2008. The Company had carried the investment at cost of $400 and classified it as a long-term investment in prior fiscal years.

The Company was restricted from selling the shares until February 9, 2009 upon which date the Company is able to sell shares to improve its cash position. Utilizing SFAS 157, the valuation of MiMedx was based upon Level 3 inputs which included applying a lack-of-marketability discount to the quoted market price of MiMedx common stock as of December 31, 2008. This resulted in a fair value of $1,656,000 as of December 31, 2008 which represents an unrealized gain of $1,656,000 for the year.

In the period subsequent to December 31, 2008, the restriction from selling shares of MiMedx was lifted and the market value declined to $0.40 as of March 30, 2009. The Company has sold 30,500 shares of MiMedx since February 9, 2009 realizing a gain on the sale of marketable securities of $21,285 less fees of $842. The current market value of the Company’s investment in MiMedx at March 30, 2009 is $147,800.

The Company does not have any other assets measured at fair value that would require non-recurring fair value adjustments (for example, where there is evidence of impairment).

SurgiVision, Inc.

During fiscal 2004, the Company invested $2,000,000 for 9,094,970 shares of SurgiVision common stock representing a 46.0% ownership interest. In accordance with APB 18, the Company evaluated its ownership interest and determined that it had the ability to exercise significant influence over the operations of SurgiVision and determined that the investment should be accounted for under the equity method. Application of the equity method resulted in an equity method loss in SurgiVision for the years ended December 31, 2004, 2005, and 2006 of $641,880, $395,400, and $225,590, respectively, reducing the carrying amount of the investment to $1,358,119, $962,715 and $737,129 at December 31, 2004, 2005, and 2006, respectively.

On September 29, 2006, the Company declared a dividend payable to shareholders of record as of December 1, 2006 of common stock of SurgiVision to all investors and vested stock option holders of 6,166,312 and 178,688 shares, respectively. At the time of the declaration, the Company had recorded an unrealized gain of $3,810,356 relating to the shares in other comprehensive income. Upon distribution of SurgiVision shares in January 2007, the Company realized a gain of $2,658,251. Immediately subsequent to the distribution of SurgiVision shares, the Company’s ownership percentage decreased to approximately 10%, below the threshold suggested by APB 18 required to impart significant influence. As such, in accordance with FASB Staff Position APB 18-1: Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence, the Company offset the amount of other comprehensive income recorded in stockholders’ equity related to the remaining shares of SurgiVision against the carrying value of the investment. At December 31, 2008 and 2007, the carrying amount of the investment was $222,479, which represents the Company’s cost basis in the remaining 2,749,970 shares adjusted for the impact of equity method adjustments prior to the dividend distribution.

Medeikon

During fiscal 2004, the Company acquired 1,171,944 shares of Medeikon for $600,000 representing a 15% ownership. The Company did not have the ability to exercise significant influence over the management of the investee company, and therefore the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18. During 2005, the Company invested an additional $350,000 in Medeikon resulting in an increase in ownership to 23.8%. In accordance with APB 18,

6. Investments (continued)

the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Medeikon and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in 2005. As required by APB 18, the investment and results of operations for the prior periods presented have been retroactively adjusted and restated to reflect the application of the equity method. During 2006, the Company invested an additional $100,000 in Medeikon resulting in an increase in ownership to approximately 25.4%.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medikon for the years ended December 31, 2004, 2005 and 2006 of $22,552, $734,327 and $293,121, respectively, and $1,050,000 for the period from June 22, 2002 (inception) through December 31, 2007. The carrying value at December 31, 2008 and 2007 of the investment in Medeikon was $0.

7. Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment consists of the following:

	December 31,
	2008	2007
Furniture and fixtures	$87,195	$45,717
Equipment	114,166	77,199
Computer software	7,852	5,612
Leasehold improvements	11,634	2,695

	220,847	131,223
Less accumulated depreciation	(108,594)	(70,924)
Furniture, fixtures and equipment, net	$112,253	$60,299

In 2008 the Company acquired office equipment valued at $21,979 through its merger with Point Therapeutics. The Company disposed of $19,339 of this equipment, less cash received of $3,358 resulting in a net of $15,981 in loss on disposition which is recorded as other (expense) income, net on the consolidated statements of operations.

8. License Agreements

On May 4, 2004, the Company entered into a license agreement with a third party which the Company received a worldwide non-exclusive license to develop and commercialize licensed products based on patents and technological information in exchange for a promissory note and a royalty agreement related to future products and processes resulting from the technology as defined in the agreement. The Company recorded $1,035,000 in research and development expense during 2004 related to the license.

On July 1, 2004 the Company entered into a license agreement for a compound for the treatment of pain and central and peripheral nervous system conditions or diseases. The Company made a $100,000 license fee payment in 2004 which was recorded in research and development expense. In addition, the Company will be obligated to make future payments upon achievement of certain milestones.

On October 8, 2007, the Company entered into an exclusive license agreement under which the Company received certain intellectual property rights. The Company made a $600,000 license fee payment in October 2007. The Company has capitalized this asset and will amortize the license over a 5 year period. The Company amortized $120,000 and $20,000 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company will be obligated to make future payments upon achievement of certain milestones as well as royalty payments as defined in the agreement. Estimated amortization expense for the fiscal years ended 2009, 2010, 2011, and 2012 are $120,000, $120,000, $120,000, and $100,000, respectively.

8. License Agreements (continued)

On May 7, 1997, DARA (formerly Point Therapeutics Massachusetts, Inc.) entered into a license agreement (the “Agreement”) with Tufts University School of Medicine (“Tufts”). This Agreement was amended in May 1999. Under the Agreement, DARA received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000.

Under the Agreement, the Company is also required to pay $20,000 per year to Tufts. One-half of this payment is offset against the Company’s patent liability through 2010. Thereafter, each payment will be credited against royalties due to Tufts. In July 2008, the Company informed Tufts of its decision of a nonrenewal on the Agreement and will not pursue development of the compounds associated with this patent. At December 31, 2008, amounts due to Tufts per the Agreement are as follows:

Year Ended December 31:
2009	$20,000
2010	10,000
2011	10,000
2012	8,000

48,000
Less amount representing interest	(11,399)

36,601
Less current portion	(16,340)

Patent liability	$20,261

9. Minority Interest

On May 3, 2004, the Company issued a promissory note (the 2004 Note) to a third party organization in consideration for the license of the patents and technological information related to the therapeutic application of a certain compound for neuropathic pain (see note 8). The principal amount of the 2004 Note was $1,000,000 and was settleable through issuance of $1,000,000 in common stock of DARA Therapeutics, Inc. (formerly DARA Pharmaceuticals, Inc.), a wholly owned subsidiary of the Company at the maturity date, or due and payable in two equal payments of $500,000 at May 3, 2006 and May 3, 2007, as well as an additional $500,000 if the full face of the note was repaid in cash. The original 2004 Note had no stated interest rate.

The Company accounted for the 2004 Note in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), and utilized a discounted cash flow model with an incremental borrowing rate of 15% to determine the fair value of the 2004 Note. At May 3, 2004, the Company determined that the fair value of the 2004 Note was approximately $1,035,000 and recorded a discount of $465,000. Also, as part of the original agreement, if the Company elected to settle the debt through issuance of shares of common stock DARA Therapeutics common stock (at a price per share as defined in the agreement), a repurchase put feature would be triggered. Under this repurchase feature, if DARA Therapeutics completed a sub-licensing or commercialization agreement with a third party using the compound technology, the third party would have the ability to require DARA Therapeutics to repurchase its shares of common stock at a price based upon the third party’s percentage of equity ownership in DARA Therapeutics as defined in the agreement.

On March 3, 2006, the promissory note was amended to extend the payment dates to March 3, 2007 and September 3, 2007 and accrue interest at 5% annually on $500,000 beginning March 3, 2006 and 5% annually on the remaining $500,000 beginning March 3, 2007.

Approximately $0 and $19,350 for the years ended December 31, 2008 and 2007, respectively, and $411,660 for the period from June 22, 2002 (inception) through December 31, 2008 of interest expense was attributable to the amortization of the debt discount and accrued interest on the 2004 Note.

9. Minority Interest (continued)

On March 1, 2007, DARA Therapeutics settled the 2004 Note through the issuance of 333,334 shares of common stock of DARA Therapeutics representing 25% of the then outstanding stock of DARA Therapeutics. The Company recorded the issuance of DARA Therapeutics shares as minority interest in subsidiary in the amount of $1,441,948. The Company has recorded expenses attributable to the third party’s minority interest of $328,975 and $463,774 for the years ended December 31, 2008 and 2007, respectively, and $792,749 for the period from June 22, 2002 (inception) through December 31, 2008; which has reduced the minority interest in the subsidiary to $649,200 at December 31, 2008.

10. Leases and Commitments

Operating leases

On November 30, 2007, DARA entered into a lease agreement with the Prudential Insurance Company of America for 7,520 square feet of office space at 8601 Six Forks Road, Raleigh, North Carolina, known as Forum I. DARA relocated its corporate headquarters from 4505 Falls of the Neuse Road, Raleigh, North Carolina to Forum I in April 2008. The lease term began on April 1, 2008 and expires on March 31, 2013 with the option to terminate earlier for cause or to extend. DARA is recording expenses related to the lease evenly over the term of the lease and as a result, recorded a liability at December 31, 2008 for the rent expense of $5,933.

In connection with this lease, DARA issued a letter of credit in the amount of $77,080 on December 11, 2007. The letter of credit is renewable annually for the term of the lease with the landlord and is collateralized by cash held in an interest-bearing time deposit at DARA’s financial institution.

DARA also has in place various operating leases related to office equipment. Total rent expense for the period ended December 31, 2008 was approximately $138,000.

At December 31, 2008, future minimum commitments, under leases with non-cancelable terms of more than one year are as follows:

Operating Leases
Year:
2009	$159,868
2010	163,490
2011	165,683
2012	169,144
2013	42,544

Total	$700,729

Capital Leases

As part of the merger with Point during 2008, the Company acquired office equipment under a capital lease agreement of $34,328. Additionally during 2008, the Company entered into capital lease agreements of $35,801 for additional office equipment. The cost of these capital leases is included under property and equipment in the balance sheet at December 31, 2008. Accumulated depreciation of the leased equipment was $10,778 and $0 at December 31, 2008 and 2007, respectively.

10. Leases and Commitments (continued)

The future minimum lease payments required under capital leases and the present values of the net minimum lease payments as of December 31, 2008 are as follows:

Capital Leases
Year:
2009	$26,328
2010	26,328
2011	23,997
2012	12,342
2013	4,113

Total	93,108
Less amount representing interest	(31,094)

Present value of minimum least payments	$61,924

11. Stockholders’ Equity

Pursuant to the Merger Agreement, each share of DARA common stock and preferred stock issued and outstanding immediately prior to the effective time of the merger ceased to be outstanding and was converted into the right to receive 1.031406 shares of post-merger Company common stock, plus cash in lieu of any fractional shares. Additionally, outstanding options and warrants to purchase shares of DARA common stock became options and warrants to purchase shares of post-merger Company common stock adjusted as follows: the number of shares acquirable upon exercise was multiplied by 1.031406 and the exercise price per share was divided by 1.031406. As a result of the transaction, the former DARA stockholders received 96.4% of the Company’s outstanding shares of common stock on a fully-diluted basis and Merger Sub merged with and into DARA, with DARA surviving as a wholly-owned subsidiary of the Company.

Common Stock

On February 12, 2008, upon completion of the merger, the Company authorized issuance of 75,000,000 shares of common stock with a par value of $.01 per share. At December 31, 2008 there were 30,113,829 shares issued and 30,101,328 outstanding. Prior to the merger, the Company had authorized the issuance of 40,000,000 share of common stock with a par value of $.001 per share. At December 31, 2007 there were 14,087,824 shares of common stock issued and outstanding. See Note 3.

On October 21, 2008, the Company entered into a Securities Purchase Agreement with certain investors in connection with a registered direct offering (the “Offering”) of up to 8,500,000 shares of the Company’s common stock and up to 13,600,000 warrants (less 850,000 Class A Warrants to Gilford Securities, Inc., the placement agent), to purchase shares of the Company’s common stock. The terms of the Offering provide for the common stock and warrants to be sold in units for $1.00 per unit, with each unit consisting of (1) one share of common stock, (2) a Class A Warrant to purchase one share of common stock for each unit purchased at the greater of (a) the consolidated bid price on NASDAQ Capital Market on the trading day immediately preceding the applicable closing date plus $.01 and (b) $1.30 or, if higher, the exercise price for Class A Warrants set at an earlier closing and (3) a Class B Warrant to purchase one-half of a share of common stock for each unit purchased at $2.25 per share. Class A Warrants are exercisable beginning six months after the date of issuance and expire five years after they first become exercisable. Class B Warrants are exercisable beginning 12 months after the date of issuance and expire five years after they first become exercisable. The shares of common stock and Warrants in the Offering were offered pursuant to an effective shelf registration statement on Form S-3, which was

11. Stockholders’ Equity (continued)

initially filed with the SEC on April 9, 2008 and declared effective on April 18, 2008 (File No.333-150150).

The Company sold 2,255,000 units of common stock, 2,255,000 Class A warrants to purchase common stock, and 1,127,500 Class B warrants to purchase common stock at an initial closing that was completed on October 21, 2008 for gross proceeds of $2,255,000. After placement agent fees of $249,000 and legal expenses of $73,000 the cash proceeds to DARA were $1,933,000. The Company does not expect to sell any additional Units in the Offering.

Preferred Stock

On February 12, 2008, upon completion of the merger the Company authorized 1,000,000 shares of preferred stock with a par value of $.01 per share. At December 31, 2008 there were no outstanding preferred shares.

Prior to the merger, the Company had authorized the issuance of 25,000,000 shares of preferred stock with a par value of $.001 per share. The preferred shares that were issued and outstanding at the time of the merger were converted into 11,706,802 shares of common stock per the exchange ratio of 1.031406. Five million shares were designated as Series A Preferred Stock and at December 31, 2007 there were 5,000,000 shares of Series A Preferred Stock issued and outstanding. Upon the merger these shares converted into 5,157,030 shares of common stock per the exchange ratio of 1.031406. During 2004, the Company designated 8,500,000 shares as Series B Preferred Stock. The Series B Preferred Stock has a par value of $.001 per share. At December 31, 2007, there were 6,350,333 shares of Series B Preferred Stock issued and outstanding which converted into 6,549,772 shares of common stock post merger per the exchange ratio of 1.031406.

Stock Dividend

On April 28, 2005, the board of directors approved a three for two (3:2) stock split in the form of a stock dividend. Stockholders of record on April 28, 2005 received a stock dividend of one share of common stock for every two shares of capital stock (preferred or common) owned on that date.

Warrants

DARA has a total of 4,277,511 warrants at a weighted-average price of $3.80 to purchase its common stock outstanding as of December 31, 2008. These warrants are summarized as follows:

Date	Price	Number of shares	Life	Expiration
October 21, 2008	$1.00	225,500	5 year	October 21, 2013
October 21, 2008	$1.30	2,255,000	5 year	October 21, 2013
October 21, 2008	$2.25	1,127,500	5 year	October 21, 2013
August 7, 2008	$40.00	34,247	5 year	August 7, 2012
September 6, 2006	$2.91	77,355	3 year	September 6, 2009
March 31, 2006	$2.91	100,596	5 year	March 31, 2011
May 25, 2005	$1.94	224,064	5 year	May 25, 2010
February 21, 2005	$1.94	193,389	5 year	February 21, 2010
September 27, 2004	$222.00	2,533	5 year	September 27, 2009
September 26, 2004	$222.00	29,829	5 year	September 26, 2009
March 18, 2004	$88.00	7,498	5 year	March 19, 2009

		4,277,511

11. Stockholders’ Equity (continued)

Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at December 31, 2008 as follows:

Outstanding stock options	2,228,213
Possible future issuance under stock option plan	4,041,408
Outstanding warrants	4,277,511

10,547,132

12. Stock Based Compensation

DARA has two stock option plans, the 2008 Employee, Director, and Consultant Plan, and the 2003 Amended and Restated Employee, Director, and Consultant Plan.

During 2008, the Company adopted a share-based compensation plan which provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and stock grants (the 2008 Plan). The 2008 plan provides for the granting by the board of directors of incentive stock options to employees and non-qualified stock options to employees, directors, and consultants of the Company or its subsidiaries. Options granted and shares underlying stock purchase rights issued under the 2008 Plan vest over periods determined by the board of directors, generally over three years, with 25% vested upon issuance and an additional 25% vested each of the successive three anniversary dates of the grant.

During 2003, the Company adopted a share-based compensation plan which provides for the granting of incentive stock options, non-qualified stock options, and stock grants and in 2008, the plan was amended and restated (the 2003 Plan). The 2003 Plan provides for the granting by the board of directors of incentive stock options to employees and non-qualified stock options to employees, directors, and consultants of the Company or its subsidiaries. Options granted and shares underlying stock purchase rights issued under the 2003 Plan vest over periods determined by the board of directors, generally over three years, with 25% vested upon issuance and an additional 25% vested each of the successive three anniversary dates of the grant. Any outstanding options under this plan that term or expire will be forfeited and not returned to the plan for issuance.

For participants who own 10% or less of the total combined voting power of all classes of stock of the Company or its affiliate, an incentive stock option’s exercise price must not be less than estimated fair value and its maximum term is ten years. For participants who own more than 10% of the total combined voting power of all classes of stock of the Company or its affiliate, an incentive stock option’s exercise price must not be less than 110% of estimated fair value and its maximum term is five years. The maximum term of non-qualified stock options is determined by the administrator of the plan, which is the board of directors. Incentive stock options and non-qualified stock options were granted through December 31, 2008.

These options are exercisable for a period not to exceed ten years and vesting for the options granted to date range from being 100% fully vested to 25% immediately vested and the remainder vesting over a three year period.

As of December 31, 2008, a total of 7,366,072 shares have been authorized for grants of options or shares under the Plans, of which 4,041,408 are available for future grant. As of December 31, 2008 there are 1,768,375 shares outstanding under the 2003 Amended and Restated Employee, Director, and Consultant Plan. As of December 31, 2008, a total of 15,471 stock options and 459,838 stock options were awarded to employees of the Company from the 2003 and 2008 Plan, respectively. In addition, 105,000 restricted stock were awarded to certain members of the board of directors from the 2008 Plan. Stock options granted during 2008 and 2007 have a maximum term of ten years and vest periodically over a period of one to four years.

The following table summarizes activity under the Company’s stock option plan from March 12, 2003 (plan inception) through December 31, 2007:

12. Stock Based Compensation (continued)

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price
Shares authorized at March 12, 2003	1,000,000	—	$—
Options granted	(100,000)	100,000	0.53

Balance at December 31, 2003	900,000	100,000	0.53
Options granted	(605,000)	605,000	0.64
Options exercised	—	(393,750)	0.62
Options forfeited	—	—	—

Balance at December 31, 2004	295,000	311,250	0.63
Shares authorized on January 25, 2005	1,000,000	—	—
Options granted through April 28, 2005	(390,000)	390,000	1.93
Additional authorized shares due to stock dividend on April 28, 2005	1,000,000	—	—
Options granted as result of stock dividend on April 28, 2005	(547,500)	547,500	1.93
Options granted after April 28, 2005	(410,000)	410,000	1.93
Options exercised	—	(33,000)	0.53
Options forfeited	179,500	(179,500)	1.38

Balance at December 31, 2005	1,127,000	1,446,250	1.43
Options granted	(460,000)	460,000	2.40
Options exercised	—	(240,050)	0.75
Options forfeited	97,500	(97,500)	1.09

Balance at December 31, 2006	764,500	1,568,700	1.84
Shares authorized on January 16, 2007	1,000,000	—	—
Options granted	(1,159,540)	1,159,540	2.60
Options forfeited	61,450	(61,450)	2.30

Balance at December 31, 2007	666,410	2,666,790	$2.14
Adjustment to beginning balance from merger ratio	20,942	79,052	—

Balance at February 12, 2008	687,352	2,745,842	—
Options authorized under the 2008 plan	4,606,246	—	—
Reduction to options available to be issued under the 2003 plan	(671,881)	—	—
Options granted	(475,309)	475,309	1.46
Shares issued to directors	(105,000)	—	—
Options exercised	—	(290,083)	0.65
Shares cancelled and forfeited	—	(702,855)	2.08

Balance at December 31, 2008	4,041,408	2,228,213	$2.15

The weighted average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 were $0.98 and $1.80, respectively. The total intrinsic values of stock options exercised the years ended December 31, 2008 and 2007 were $290,000 and $0, respectively.

12. Stock Based Compensation (continued)

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2008:

	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding	2,140,519	8.13	2.16	$—

Exercisable	1,351,344	7.66	2.21	$—

The following table summarizes certain information about all stock options outstanding as of December 31, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number of Options Exercisable
$1.40	449,838	9.69	112,457

$1.55	185,652	6.07	185,652

$2.19	10,000	9.33	2,500

$2.33	994,827	7.50	747,773

$2.62	587,896	8.75	302,962

	2,228,213		1,351,344

The fair value of our options granted to employees was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	2008	2007
Estimated dividend yield	—	—
Expected stock price volatility	77.43%	85.67%
Risk-free interest rate	3.02%	4.38%
Expected life of option (in years)	5.75	5.77
Weighted average fair value per share	$0.98	$1.70

The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. Due to limited historical data, the Company’s estimated stock price volatility reflects application of SEC Staff Accounting Bulletin No. 107 (SAB 107), which provides for an estimate of volatility based on the actual volatility of comparable publicly traded companies over the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve during the expected life of the option. The expected life of employee stock options is based on the mid-point between the vesting date and the end of the contractual term in accordance

12. Stock Based Compensation (continued)

with the simplified method prescribed in SAB 107, and the expected life for share-based compensation granted to non-employees is the contractual term of the award.

The Company recognized stock-based compensation expense for employees and non-employee directors as follows:

	Year Ended December 31,		Period from June 22, 2002 (inception) to December 31, 2008
	2008	2007
Research and development	$497,570	$389,498	$1,039,504
General and administrative	721,469	200,627	2,512,529

Total stock-based compensation	$1,219,038	$590,125	$3,552,033

As of December 31, 2008, there was $864,269 of total unrecognized compensation cost to nonvested share-based stock option compensation arrangements which is expected to be recognized over a weighted average period of 1.94 years.

Restricted stock

The following table summarizes restricted stock activity issued to members of our Board of Directors during the fiscal year ended December 31, 2008:

	Outstanding Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2007	—	$—
Restricted stock granted	105,000	1.98
Restricted stock vested	26,250	1.98
Restricted stock cancelled	—	—

Nonvested restricted stock at December 31, 2008	78,750	$1.98

The total fair value of shares vesting during the years ended December 31, 2008 and 2007 were $87,404 and $0, respectively, and $87,404 for the period from June 22, 2002 (inception) through December 31, 2008. As of December 31, 2008, there was $119,796 of total unrecognized compensation cost related to nonvested restricted stock arrangements which is expected to be recognized over a weighted average period of 2.5 years.

Stock based payments in exchange for services

The Company recognized stock-based compensation expense for awards to nonemployees in exchange for services totaling $322,264 and $1,706 for the years ended December 31, 2008 and 2007, respectively, and $323,970 for the period from June 22, 2002 (inception) through December 31, 2008.

13. Employee Benefit Plan

During 2005, the Company adopted a defined contribution employee benefit plan that covers all qualifying employees. The plan provides for voluntary employee contributions and a discretionary matching employer contribution equal to amounts that do not exceed the maximum amounts allowed by the Internal Revenue Service. Defined contribution plan expense for the years ended December 31, 2008 and 2007 was $53,204 and 48,471 respectively, and $172,835 for the period from June 22, 2002 (inception) through December 31, 2008.

14. Related Party Transactions

The Company incurred expenses of approximately $15,200 during the year ended December 31, 2008 related to aircraft usage from an entity owned by the former Co-Chairman of the Board, Mr. Steve Gorlin. Mr. Gorlin resigned from his position January 2009.

15. Subsidiaries

During 2004, the Company organized several subsidiaries: Signum Pharmaceuticals, OnsetThera, Inc., and MIKKO Pharmaceuticals. Upon formation, the Company acquired 1,000,000 shares of each of the subsidiaries which represented 100% equity ownership. OnsetThera, Inc. and Signum Pharmaceuticals obtained licensing rights for certain patents and technologies during 2004 in exchange for certain payments and the sale to the licensors of a 40% and 25% equity ownership in the respective entities. These transactions reduced the Company’s ownership in OnsetThera, Inc. to 60% and its ownership in Signum Pharmaceuticals to 75%.

During 2005, the Company was issued 1,333,333 additional shares of Signum Pharmaceuticals, Inc. and 1,666,667 additional shares of OnsetThera, Inc. in consideration for expenses incurred and monies spent (or committed to be spent) for the benefit of Signum Pharmaceuticals, Inc. and OnsetThera, Inc. by the Company. The additional shares increased the Company’s investment in Signum Pharmaceuticals, Inc. and OnsetThera, Inc. from 75% and 60% to 87.5% and 80%, respectively.

During 2005, the Board of Directors authorized the creation of a new subsidiary, NYVARA Pharmaceuticals, Inc. Upon formation, the Company acquired 1,000,000 shares of the subsidiary representing 100% equity ownership. NYVARA obtained licensing rights for certain patents and technologies during 2005 in exchange for certain payments and the sale to the licensors of a 15% equity ownership in the entity. This transaction reduced the Company’s ownership in NYVARA Pharmaceuticals, Inc. to 85%.

Effective December 18, 2006, the Company filed certificates of dissolution for both Onset Thera, Inc. and NYVARA Pharmaceuticals, Inc. Effective December 16, 2008, the company filed a certificate of dissolution for Mikko Pharmaceuticals.

16. Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows at December 31:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$74,063,406	$2,314,765
Tax credits	4,314,264	107,827
Investments and other	1,467,186	1,017,255

Total deferred tax assets	79,844,856	3,439,847
Valuation allowance	(79,844,856)	(3,439,847)

Net deferred tax assets	$—	$—

As part of the reverse acquisition of Point Therapeutics, Inc. on February 12, 2008 (see Footnote 3), the Company acquired the following deferred tax assets:

Deferred tax assets:
Federal loss carryforwards	$63,371,669
State loss carryforwards	5,370,677
Contributions carryforwards	581
Federal tax credits	2,088,816
State tax credits	1,522,723
Valuation allowance	(72,354,466)

Net deferred tax assets	$—

The Company has provided a valuation allowance against the deferred tax assets recorded as of December 31, 2008 and 2007, due to uncertainties as to their ultimate realization. The increase in the valuation allowance in each period resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2008 and 2007, respectively, the Company had an estimated $199.4 million and $4.8 million of U.S. Federal net operating loss carryforwards that begin to expire in 2016. The Company also has an estimated $90.5 million and $4.3 million of state net economic loss carryforwards that have already started to expire. Additionally, the Company has research and development credits of approximately $2.7 million and $1.5 million for federal and state tax purposes, respectively, which begin to expire in 2011.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. If these changes have occurred, the ultimate realization of the net operating loss and R&D credit carryforwards could be permanently impaired.

16. Income Taxes (continued)

Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

	2008	2007
Expected federal tax benefit	$(3,933,576)	$(513,227)
State income taxes, net of federal benefit	(518,945)	(68,580)
Other permanent differences	422,833	572,806
Tax credits	(498,770)	(234,523)
Other	474,304	(68,371)
Change in unrealized gain/loss on marketable securities	—	(2,100,025)
Change in valuation allowance	4,054,154	2,411,920

Income tax expense	$—	$—

On January 1, 2007, the Company adopted FIN 48. There was a cumulative effect adjustment of $219,000 upon adoption and included in this amount is $24,900 related to penalties and interest. An additional $18,200 and $15,600 of penalties and interest on these liabilities was accrued in 2007 and 2008, respectively. Since the Company has incurred cumulative operating losses since inception, all tax years remain open to examination by major jurisdictions.

The following is a rollforward of gross unrecognized tax positions:

Gross tax liability at December 31, 2007	$194,445
Changes in the current year	—

Gross tax liability at December 31, 2008	$194,445

17. Subsequent Events

March 10, 2009, the United States Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application (“IND”) for DB959, allowing DARA to commence Phase 1 studies in humans. DB959 is a unique, first-in-class dual peroxisome proliferator activated receptor (“PPAR”) delta/gamma agonist and is intended for use in the treatment of Type 2 Diabetes Mellitus (“T2D”) including addressing the abnormalities in cholesterol and triglycerides in these patients. DARA plans to study DB959 as both monotherapy and in combination with other standard glucose lowering agents such as metformin, dipeptidyl-peptidase IV (“DPP IV”) inhibitors, sulphonylureas (SU), and metformin/SU combinations. DARA is in the process of evaluating strategies for raising additional capital and/or forming strategic partnerships to fund further clinical development. Under the terms of its third party license agreement, this IND approval triggers a $500,000 milestone payment to be paid within 90 days.

On January 30, 2009, the Company entered into a stock purchase and loan agreement and related agreements (the Purchase and Loan Agreement) with SurgiVision, Inc. (SVI) pursuant to which the Company received $1,000,000 of total proceeds. The Company sold 500,000 of its 2,749,970 shares of SVI at $1.00 per share. In addition the Company entered into a loan agreement secured by 500,000 shares of the Company’s SVI stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of March 27, 2009.

Name	Age	Position
Richard A. Franco, Sr., R. Ph.	67	President, Chief Executive Officer, Director
Ann A. Rosar	57	Chief Accounting Officer

Richard A. Franco, Sr., R. Ph. has served as our Chief Executive Officer and a member of our board of directors since January 1, 2009 and our President since February 6, 2009. Previously, Mr. Franco served as our Chairman of the Board from October 2007 until March 2008, as President, Chief Executive Officer from January 1, 2007 until March 2008 and as President and a member of our board of directors from 2005 until March 2008. Mr. Franco has been a leader in the pharmaceutical and medical industry for more than 35 years. Prior to joining our management team, Mr. Franco co-founded LipoScience, Inc., a private medical technology and diagnostics company, and served as president, CEO and director of that company. Prior to founding LipoScience, Inc., Mr. Franco served as president, CEO and director of Trimeris, Inc., a biopharmaceutical company (TRMS-NASDAQ). Mr. Franco was employed for more than a decade with Glaxo Inc. (now GlaxoSmithKline), where he served as a member of the Executive Committee, vice president and general manager of Glaxo Dermatology and the Cerenex Division and vice president of Commercial Development and Marketing. Mr. Franco currently is a director of Salix Pharmaceuticals, Ltd. (SLXP-NASDAQ), a specialty pharmaceutical company; NeoMatrix, LLC, a private medical technology company commercializing screening systems for breast cancer detection; and Chapter President and Director of the Research Triangle Chapter of the National Association of Corporate Directors (NACD). Mr. Franco earned a Bachelor of Science degree in pharmacy from St. John’s University and did his graduate work in pharmaceutical marketing and management at Long Island University.

Ann A. Rosar has served as our Chief Accounting Officer since January 9, 2009 and as our Controller since November 2007. Ms. Rosar has over twenty years experience in finance with publicly held companies and more than ten years experience regarding regulatory reporting requirements. Prior to joining the Company, Ms. Rosar was the Manager of Financial Reporting and Accounting with Cicero, Inc. (formerly Level 8 Systems) where she was responsible for Security Exchange Commission reporting, audits and budget analysis. Prior to that position, she served as Senior Financial Analyst-Business Operations for Nextel Communications. Ms. Rosar received a MBA in Finance from the University of Houston and received her undergraduate degree from North Carolina State University.

Directors

The following table sets forth certain information concerning our non-employee directors as of March 27, 2009:

Name	Age	Board Committees
Geert Cauwenbergh, Ph.D.	55	Audit; Compensation; Nominating and Corporate Governance
Haywood Cochrane	60	Audit; Compensation; Nominating and Corporate Governance
David Drutz	70	Audit; Compensation; Nominating and Corporate Governance

Geert Cauwenbergh, Ph.D. has served as a member of DARA’s board of directors since June 2008. Dr. Cauwenbergh has more than 20 years’ specialty pharmaceuticals and anti-infectives experience in international research, clinical drug development and new product commercialization at both pharmaceutical and biotechnology companies, including Johnson & Johnson and the Janssen Research Foundation. He is the founder and Chief Executive Officer of Phase123, LLC, which focuses on identifying and developing technology platforms for emerging healthcare companies. Dr. Cauwenbergh was also the founder of Barrier Therapeutics,

Inc. (NASDAQ: BTRX), a biopharmaceutical company specializing in the development and commercialization of pharmaceutical products in the field of dermatology. Dr. Cauwenbergh currently serves on the board of directors of Upstream BioSciences (OTCBB: UPBS) and Barrier Therapeutics, Inc. (NASDAQ: BTRX) as well as the boards of other domestic and international companies. Dr. Cauwenbergh received his PhD in Medical Sciences from the Catholic University of Leuven, Faculty of Medicine where he also completed his Masters and undergraduate work.

Haywood Cochrane has served as a member of DARA’s board of directors since February 2008. Mr. Cochrane served as Vice Chairman and a director of I-Trax, Inc. (AMEX: DMX), a publicly traded, total population health management and productivity company, from 2004 to 2008. He joined I-trax when I-trax acquired CHD Meridian Healthcare where he served as Chairman and Chief Executive Officer from 1997 to 2004. Mr. Cochrane has over 20 years of healthcare experience in executive and senior management positions, including Senior Vice President and Chief Operating Officer of Roche Biomedical Laboratories, President and Chief Executive Officer of Allied Clinical Laboratories and Executive Vice President and Chief Financial Officer of Laboratory Corporation of America. Mr. Cochrane earned an A.B. degree in Political Science from the University of North Carolina at Chapel Hill where he was a Morehead Scholar.

David J. Drutz, M.D. has served as a member of DARA’s board of directors since February 2008. Dr. Drutz currently serves as Chairman of the board of directors of Tranzyme Inc. and as a director of MethylGene Inc. (TSX: MYG), a biopharmaceuticals company. He has been a General Partner with Pacific Rim Ventures (Tokyo, Japan) since 1999. Pacific Rim Ventures (PRV) is focused on global biotechnology investment opportunities in the area of the life sciences. He has also been President of Pacific Biopharma Associates, a biotechnology consulting firm, since 1999. Dr. Drutz was formerly Vice President Biological Sciences (Drug Discovery) and Vice President Clinical Research (AIDS therapeutics) at Smith Kline and French Laboratories in King of Prussia, PA, and Vice President Clinical Development, Daiichi Pharmaceutical Corporation, Ft. Lee, NJ. At Daiichi he was responsible for the development of five anti-infective and oncology products. Dr. Drutz left Daiichi in 1990 to enter the biotechnology industry. Before joining PRV he was President and Chief Executive Officer of Inspire Pharmaceuticals, Inc. (NASDAQ: ISPH), a company specializing in therapeutics for diseases of the respiratory tract and other mucus membrane surfaces. Dr. Drutz received his M.D. degree at the University of Louisville, and postgraduate medical training at Vanderbilt University, following which he served as a U.S. Navy medical officer in Taiwan, Vietnam and the Philippines. He held senior faculty positions at the University of California, San Francisco, University of Texas and the University of Pennsylvania. He is board-certified in Internal Medicine, and a Fellow of the American College of Physicians and the Infectious Diseases Society of America.

Audit Committee

The board of directors has an Audit Committee whose current members are Messrs. Cochrane (Chairman), Cauwenbergh and Drutz. The primary purpose of the Audit Committee is to act on behalf of the board of directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The board of directors has determined that Mr. Cochrane is an “audit committee financial expert” as that term is defined under Regulation S-K, Item 407 (d)(5)(ii), and that he is independent under the current rules of the NASDAQ Stock Market and SEC rules and regulations.

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2008, all filing requirements were timely satisfied except that Mr. Franco and John Didsbury, a former officer of the company, each filed a Form 4 one day late with respect to February 22, 2008 acquisitions of our common stock.

Code of Ethics and Conduct

Our board of directors adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees. The Code of Ethics is available in print to any shareholder that requests a copy. Copies may be obtained by contacting Investor Relations at our corporate headquarters. Our Code of Ethics is also available in the Investor Relations section of our website at http://www.darabiosciences.com. We intend to make any disclosures regarding amendments to, or waivers from, the Code of Business Conduct required under Form 8-K by posting such information on our website.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officer during 2008 and our most highly compensated executive officer other than the individuals who served as our Principal Executive Officer during 2008 (collectively, the “named executive officers”):

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Richard A. Franco, Sr., R.Ph. Former Chairman, Chief Executive Officer and President	2008 2007	133,333 544,259	(20,471 —)	— 97,500	112,863 641,759

John Didsbury, Ph.D. Former President and Chief Operating Officer	2008 2007	294,359 252,083	272,467 —	— 50,417	566,826 302,500

John Thomas Former Chief Financial Officer and Secretary	2008 2007	134,500 163,000	42,961 —	— 32,600	177,461 195,600

(1)	The amounts shown in this column indicate the dollar amount of compensation cost recognized by us for financial statement reporting purposes in 2007 and 2008 pursuant to FAS 123R for stock option awards granted in 2007, 2008 and in prior years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions made in calculating these amounts, see Note 12 to the consolidated financial statements included herein. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

The following table sets forth information concerning the compensation earned by Point’s Principal Executive Officer and its most highly compensated executive officer other than its Principal Executive Officer prior to the Merger:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Donald R. Kiepert, Jr. Point Chairman, Chief Executive Officer and President	2008 2007	— 217,248	— 91,221	25,000 474,565	(2) (3)	25,000 783,034

Richard M. Small Point Senior Vice President, Chief Financial Officer and President	2008 2007	— 148,734	— 54,620	25,000 339,312	(2) (3)	25,000 542,666

(1)	The amounts shown in this column indicate the dollar amount of compensation cost recognized by Point for financial statement reporting purposes in 2007 pursuant to FAS 123R for stock option awards granted in 2007 and in prior years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions made in calculating these amounts, see Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
(2)	These amounts consist of severance and benefit reimbursement payments received in connection with the Merger pursuant to such individual’s employment agreement net of amounts accrued for severance in 2007.
(3)	These amounts consisted of (i) severance paid, (ii) severance accrued, (iii) consulting fee, (iv) vacation (v) benefits accrued, and (vi) matching contributions to 401(k) Plan and (vi) reimbursement of health club membership fees as follows:

	Severance Paid ($)	Severance Accrued ($)	Consulting Fees ($)	Vacation ($)	Benefits Accrued ($)	Matching Contribution to 401(k) Plan ($)	Health Club Membership ($)	Total ($)
Donald R. Kiepert, Jr.	88,454	294,846	33,438	25,799	25,000	6,634	394	474,565
Richard M. Small	60,577	201,923	27,000	17,668	25,000	6,750	394	339,312

Outstanding Equity Awards at Fiscal Year-End

Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
John R. Didsbury	154,710 23,205 200,370 64,462 62,500	— 7,737 200,372 64,463 187,500	— — — — —	$ $ $ $ $	2.33 2.33 2.33 2.62 1.40	11/28/15 04/18/16 04/01/17 09/21/17 09/09/18
John C. Thomas, Jr	154,710 51,570 51,570 9,669	— — 51,570 29,009	— — — —	$ $ $ $	1.55 2.33 2.62 1.40	01/25/15 10/18/15 09/21/17 09/09/18

Compensation of Directors

In connection with the Merger, we adopted a new compensation program for our non-employee directors that included cash compensation components as follows:

•	an annual board retainer of $15,000;

•	board meeting fees of $2,500 for in person meetings and $1,000 for telephonic meetings;

•	committee membership retainers of $2,500;

•	chair retainers of $5,000 for service as chairman of a committee.

In light of cash constraints, in December 2008, these cash compensation components were eliminated.

Each non-employee director also receives an initial grant of 35,000 shares of restricted common stock. One-fourth of such shares vest on the grant date and the remainder vest in three equal annual installments as noted in the Stock Award Agreement. In addition, each non-employee director receives an annual grant of 5,000 shares of restricted common stock which vest on the first anniversary of the date of grant.

The following table sets forth information concerning the compensation earned by the individuals serving as non-employee directors during 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
David J. Drutz	24,167	33,534	—	57,701
Haywood D. Cochrane, Jr.	25,708	33,534	—	59,243
Gerard Cauwenbergh	8,875	20,335		29,210
Steve Gorlin	—	—	—	—
Tom D’Alonzo	30,540	—	11,156	41,697
Stuart McWhorter	26,582	—	33,116	59,697
Kurt Eichler	25,582	—	11,156	36,738
W. Hamilton Jordan	1,707	35,887	35,887	73,481

Based on the December 2008, Board of Directors’ action regarding the elimination of cash compensation due to the Company’s cash constraints, the Company did not pay $65,417 in director fees for the fourth quarter of 2008.

(1)	The amounts shown in this column indicate the dollar amount of compensation cost recognized by us for financial statement reporting purposes in 2007 pursuant to FAS 123R for awards of restricted stock granted in 2008. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions made in calculating these amounts, see Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The table below provides the number of shares of restricted stock held by each non-employee director as of December 31, 2008.

Non-Employee Director Name	Number of Vested Shares	Number of Unvested Shares
David J. Drutz	8,750	26,250
Haywood D. Cochrane, Jr.	8,750	26,250
Gerard Cauwenbergh	8,750	26,250

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership Table

The following table sets forth, as of March 27, 2009, certain information concerning beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each of our directors, (2) each of our executive officers, (3) all directors and executive officers as a group and (4) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Except as otherwise indicated, the address for each person is to the care of DARA BioSciences, Inc., 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27609.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock		Shares Subject to Options (1)	Total	Percentage of Class
Directors
Geert Cauwenbergh	37,917		—	37,917	*

Haywood Cochrane	39,167		—	39,167	*

David Drutz	39,167		—	39,167	*

Executive Officers
Richard A. Franco, Sr., R. Ph.	447,820		333,333	781,153	2.6%

Ann A. Rosar	—		32,231	—	*

Directors and Executive Officers as a group (5 persons)	564,071		365,564	897,404	2.9%

Five Percent Holders
Steve Gorlin	2,168,188	(2)	—	2,168,188	7.2%

*	Less than one percent.
(1)	Represents shares subject to options which are exercisable within 60 days.
(2)	Represents shares held by the Steve Gorlin Revocable Trust. DARA has been advised that Steve Gorlin serves as trustee for the Steve Gorlin Revocable Trust and in such capacity, exercises sole voting and investment authority with respect to the shares held by such entity. Mr. Gorlin’s address is 400 Coleman Point, Destin, Florida 32541.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,228,213	$2.15	4,041,408

Equity compensation plans not approved by security holders	—	—	—

Total	2,228,213	$2.15	4,041,408

Item 13.	Certain Relationships and Related Transactions and Director Independence.

During the 2008 fiscal year, the following individuals served as members of our board of directors: Geert Cauwenbergh, Haywood D. Cochrane, Thomas D’Alonzo, David Drutz, Kurt Eichler, Richard Franco, Steve Gorlin, Hamilton Jordan and Stuart L. McWhorter. Each of such directors, other than Mr. Franco and Mr. Gorlin, was “independent” as such term is defined in the listing standards of The Nasdaq Stock Market and the applicable rules of the SEC.

Prior to the Merger, the following individuals served as members of Point’s board of directors: Timothy J. Barberich, Richard J. Benjamin, Thomas M. Claflin II, Donald R. Kiepert, Jr., Larry G. Pickering, Daniel T. Roble and William J. Whelan, Jr. Each of such directors, other than Mr. Kiepert, was “independent” as such term is defined in the listing standards of The Nasdaq Stock Market and the applicable rules of the SEC.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and Point’s consolidated financial statements for the fiscal year ended December 31, 2007 and fees billed for other services rendered by Ernst & Young LLP during those periods.

The aggregate fees billed for professional services by Ernst & Young LLP in 2008 and 2007 for these various services were:

	2008	2007
Audit fees (1)	$352,985	$194,986
Audit-related fees (2)	6,500	—
Tax fees (3)	15,000	17,500
All other fees	—	—

Total	$374,485	$212,486

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and also includes fees billed for consents, comfort letters and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees consist of assurance and related services relating to concerning financial accounting and reporting standards not classified as audit fees.
(3)	Tax fees principally included review of and consultation regarding the Company’s federal and state tax returns and tax planning.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page 23.

(a)(2)	Financial Statement Schedules:

All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

(a)(3)	Exhibits:

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b)	The Exhibits are set forth on the following exhibit index. Management contracts, compensatory plans and arrangements are identified in the exhibit index with an asterisk “*.”

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

DARA BIOSCIENCES, INC.

By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and executive officers of DARA BioSciences, Inc., hereby severally constitute and appoint Ann A. Rosar our true and lawful attorney and agent, with full power to her to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of DARA BioSciences, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.

Signature	Title	Date

/s/ Richard A. Franco Richard A. Franco	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Ann A. Rosar Ann A. Rosar	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

/s/ Geert Cauwenbergh Geert Cauwenbergh	Director	March 31, 2009

/s/ Haywood Cochrane Haywood Cochrane	Director	March 31, 2009

/s/ David Drutz David Drutz	Director	March 31, 2009

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger, dated October 9, 2007 by and among DARA BioSciences, Inc., Point Therapeutics, Inc. and DP Acquisition Corp.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 10, 2007

2.2	Amendment to Agreement and Plan of Merger, dated December 14, 2007 by and among DARA BioSciences, Inc., Point Therapeutics, Inc. and DP Acquisition Corp.	Incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on December 17, 2007

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

4.1	Specimen stock certificate for common stock	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

4.2	Form of Warrant for Point Therapeutics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

4.3	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003

4.4	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003

4.5	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2004

4.8	Form of Investor Securities Purchase Agreement dated as of March 24, 2004	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2004

4.9	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

4.10	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

10.1	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.2	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

Exhibit No.	Description	Incorporated by Reference to
10.3	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.4	Lease Agreement dated November 30, 2007, by and between DARA BioSciences, Inc. and The Prudential Insurance Company of America	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Employment Agreement with John Didsbury, dated November 28, 2005 *	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.6	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Incentive Stock Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.7	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Non-Qualified Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.8	Form of Restricted Stock Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.9	Form of Restricted Stock Unit Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.10	License Agreement dated May 3, 2004, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.11	Exclusive License Agreement effective July 1, 2004, by and between Kirin Brewery Company, Limited and DARA Therapeutics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.12	Exclusive License Agreement effective December 22, 2006, by and between Nuada, LLC and DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.13	Exclusive License Agreement dated October 8, 2007, by and between Bayer Pharmaceuticals Corporation and DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.14	Securities Purchase Agreement dated October 21, 2008, DARA BioSciences, Inc. and the purchasers identified therein	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

10.15	Placement Agent Agreement dated October 21, 2008, by and between DARA BioSciences, Inc. and Gilford Securities Incorporated	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

10.16	Stock Purchase and Loan Agreement dated January 30, 2009, by and between DARA BioSciences, Inc. and Surgivision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

Exhibit No.	Description	Incorporated by Reference to
10.17	Secured Promissory Note dated January 30, 2009, by and between DARA BioSciences, Inc. and Surgivision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

21	Subsidiaries of DARA BioSciences, Inc.

23	Consent of Ernst & Young LLP

24	Power of Attorney	Included on signature page

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2009

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2009

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2009

*	Management Contract or Compensatory Plan or Arrangement.