Form 10-Q
period 2009-03-31
DARA BioSciences, Inc.
filed 2009-05-15
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 000-23776

DARA BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3216862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 160 Raleigh, North Carolina	27615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 872-5578

(Former Address if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 14, 2009 was approximately 30,083,412.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARA BIOSCIENCES, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$800,819	$959,898
Marketable securities	97,670	1,656,408
Interest receivable	431	—
Prepaid expenses, current portion	248,307	113,694

Total current assets	1,147,227	2,730,000
Furniture, fixtures and equipment, net	99,627	112,253
Restricted Cash	78,105	78,105
Prepaid expenses, net of current portion	268,663	285,996
Prepaid license fee, net	430,000	460,000
Investments	173,889	222,479

Total assets	$2,197,511	$3,888,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$664,251	$866,081
Accrued liabilities	922,814	328,117
Note payable	50,316	—
Capital lease obligation, current portion	13,742	12,951

Total current liabilities	1,651,123	1,207,149

Deferred lease obligation	7,911	5,933
Accrued interest on note payable	6,667	—
Note payable—long term	500,000	—
Other liability	256,974	253,174
Capital lease obligation, net of current portion	45,226	48,973
Patent obligation	20,261	20,261

Total liabilities	2,488,162	1,535,490

Equity (deficit):
Common stock, $.01 par value; 75,000,000 shares authorized, 30,112,579 issued and outstanding as of March 31, 2009. 30,113,829 issued and outstanding as of December 31, 2008.	301,126	301,138
Additional paid in capital	24,442,846	24,296,934
Accumulated other comprehensive income	97,426	1,656,008
Deficit accumulated during the development stage	(25,736,443)	(24,549,937)

Total stockholders’ equity (deficit)	(895,045)	1,704,143
Noncontrolling interest	604,394	649,200

Total equity (deficit)	(290,651)	2,353,343

Total liabilities and equity (deficit)	$2,197,511	$3,888,833

See accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from June 22, 2002 (inception) through March 31, 2009
	2009	2008
Operating expenses:
Research and development	$890,558	$1,462,112	$18,261,629
General and administrative	961,466	1,221,532	17,568,990

Total operating expenses	1,852,024	2,683,644	35,830,619

Loss from operations	(1,852,024)	(2,683,644)	(35,830,619)

Other income (expense):
Gain on distribution of nonmonetary asset	551,410	—	5,220,453
Other income (expense), net	—	—	135,899
Interest (expense) income	(9,227)	188,102	781,858
Loss on disposal of assets	(2,785)	—	(18,766)
Gain on sale of marketable securities	81,314	—	5,730,946

Other income (expense)	620,712	188,102	11,850,390

Loss before undistributed loss in equity method investments	(1,231,312)	(2,495,542)	(23,980,229)
Undistributed loss in equity method investments	—	—	(2,374,422)

Consolidated net loss	(1,231,312)	(2,495,542)	(26,354,651)
Net loss attributable to non-controlling interest	44,806	74,432	837,555
Net loss attributable to controlling interest	$(1,186,506)	$(2,421,110)	$(25,517,096)

Basic and diluted net loss per common share	$(0.04)	$(0.09)

Shares used in computing basic and diluted net loss per common share	30,112,926	27,963,118

See accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through March 31, 2009
	2009	2008
Operating activities
Consolidated net loss	$(1,231,312)	$(2,495,542)	$(26,354,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,024	37,443	315,684
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Shares issued to directors for services	10,999	27,500	147,539
Share-based compensation	134,901	275,637	4,010,904
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	—	183,214
Loss on disposal of furniture, fixtures and equipment	2,785	—	36,805
Distribution of investment for compensation	100,000	—	100,000
Gain on distribution of nonmonetary asset	(551,410)	—	(5,220,453)
Gain on sale of marketable securities	(81,314)	—	(5,730,946)
Deferred lease obligation	1,978	(2,019)	7,912
Changes in operating assets and liabilities:
Interest receivable	(431)	(53,518)	(431)
Prepaid license fee and other prepaid expenses	(84,297)	(157,378)	(603,350)
Due from affiliates	—	(17,184)	—
Accounts payable	(201,830)	419,440	334,251
Accrued liabilities	601,364	(223,891)	224,104
Other liability	3,800	—	19,426

Net cash used in operating activities	(1,237,743)	(2,189,512)	(28,466,262)

Investing activities
Purchases of furniture, fixtures, and equipment	—	(10,828)	(189,063)
Proceeds from sale of furniture, fixtures, and equipment	150	—	4,466
Payments on capital lease	(2,956)	—	761
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	81,470	—	1,854,557
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	771,670	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	500,000	—	4,405,692

Net cash provided by investing activities	578,664	760,842	3,687,729

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through March 31, 2009
	2009	2008
Financing activities
Proceeds from issuance of notes payable	500,000	—	605,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	—	—	80,051
Proceeds from issuance of common stock and warrants, net of issuance costs	—	—	25,227,406
Establishment of restricted cash	—	—	(78,105)

Net cash provided by financing activities	500,000	—	25,579,352

Net (decrease) increase in cash and cash equivalents	(159,079)	(1,428,670)	800,819
Cash and cash equivalents at beginning of period	959,898	8,263,006	—

Cash and cash equivalents at end of period	$800,819	$6,834,336	$800,819

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to directors for services	—	27,500	136,540
Shares issued to third party for services	—	—	322,261
Conversion of note into equity of subsidiary	—	—	1,441,948

	$—	$27,500	$3,066,185

DARA BIOSCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc (the “Company” or “DARA”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage company that acquires therapeutic drug candidates for development and subsequent licensing or sale to biotechnology and pharmaceutical companies.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception through March 31, 2009 of $25,517,096 and expects to continue to incur losses and require additional financial resources to achieve commercialization of its products.

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

Going Concern

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through March 31, 2009 and has a deficit accumulated during the development stage of $25,736,443 at March 31, 2009. Management expects operating losses and negative cash flows to continue during 2009 and into the foreseeable future.

At March 31, 2009 management believes that currently available cash and cash equivalents and marketable securities together with existing financing agreements would provide sufficient funds to enable the Company to meet its obligations through June of 2009. To date, the Company has principally raised capital through public and private placements of its equity securities. Management plans to continue to finance the Company’s operations with a combination of equity issuances and debt arrangements, as well as pursuing collaborative revenue generating arrangements with healthcare companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as presented in the unaudited consolidated financial statements at March 31, 2009, DARA had unrestricted cash of $800,819 and the Company also incurred a net loss attributable to controlling interest of $1,186,506 and negative cash flows from operations of $1,237,743 during the three month period ended March 31, 2009. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements as of and for the period ended March 31, 2009 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Held-to-maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading Securities—Debt and equity securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale—Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

In accordance with SFAS 115, the Company reassesses the appropriateness of the classification of its investments as of the end of each reporting period. To date, all marketable securities have been classified as available-for-sale, and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

The Company utilizes SFAS No. 157, Fair Value Measurements (“SFAS 157”) to value its financial assets and liabilities.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

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

The Company’s other investments include investments in privately-held companies. Pursuant to APB 18, The Equity Method of Accounting for Investments in Common Stock, the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the guidance required by Financial Accounting Standards Board (FASB) Staff Position 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to fifteen years) using the straight-line method.

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

Share-Based Compensation Valuation and Expense

Share-based compensation is accounted for using the fair value method prescribed by SFAS No. 123R, Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award on the date of grant. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity (deficit) in its annual financial statements. Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments.

As of March 31, 2009, an unrealized gain of $97,426 has been recorded in accumulated other comprehensive income in the accompanying unaudited Consolidated Balance Sheet. Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale investments. Comprehensive loss was $1,089,080 and $225,099 for the three month periods ended March 31, 2009 and 2008, respectively.

Net (Loss) Earnings Per Common Share

The Company calculates its basic (loss) earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted (loss) earnings per share is computed by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For the three month periods ended March 31, 2009 and 2008, 4,277,511 warrants, 1,445,165 options and 635,264 warrants, 1,561,432 options respectively, have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three months ended March 31,
	2009	2008
Net loss attributable to controlling interest	$(1,186,506)	$(2,421,110)

Basic and diluted net loss per share:
Weighted-average shares used in computing basic net loss per share	30,112,926	27,963,118

Basic and diluted net loss per common share	$(0.04)	$(0.09)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that non-controlling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. SFAS 160 also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 160. The effect was an increase in Total equity (deficit) of $604,394 as of March 31, 2009 and $649,200 for December 31, 2008. There was no material effect to the Company’s consolidated results of operations.

FAS 160 also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, noncontrolling interests at December 31, 2008 and March 31, 2008, which were previously reported as minority interest in subsidiary, have been reclassified as a separate component of equity. Furthermore, net earnings previously reported as minority interest in subsidiary for the three months ended March 31, 2008 have been presented as attributable to noncontrolling interest.

In November 2007, the EITF ratified a consensus on EITF 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning January 1, 2009. The Company’s adoption of EITF 07-1 did not have a material effect on the Company’s consolidated results of operations and financial position.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on previously reported results of operations, financial position, or cash flows.

3. Investments

MiMedx (NASDAQ: MDXG.OB)

The Company’s marketable securities classified as available-for-sale entirely consist of equity securities in MiMedx Group, Inc. (OTBB:MDXG), formerly Spine Medica, Inc. MiMedx became a publicly traded company on February 8, 2008. The Company had carried the investment at cost of $400 and classified it as a long-term investment in fiscal years prior to that date.

The Company was restricted from selling the shares until February 9, 2009 upon which date the Company became able to sell shares to improve its cash position. Utilizing SFAS 157, the valuation of MiMedx was based upon Level 3 inputs which included applying a lack-of-marketability discount to the quoted market price of MiMedx common stock as of December 31, 2008. This resulted in a fair value of $1,656,000 as of December 31, 2008 which represented an unrealized gain of $1,656,000 for the year.

In the period subsequent to December 31, 2008, the restriction from selling shares of MiMedx was lifted and the market value declined to $0.40 as of March 31, 2009. The Company has sold 143,937 shares of MiMedx since February 9, 2009 realizing a gain on the sale of marketable securities of $81,314. The current market value of the Company’s investment in MiMedx at March 31, 2009 is $97,670.

The Company does not have any other assets measured at fair value that would require non-recurring fair value adjustments (for example, where there is evidence of impairment).

SurgiVision, Inc.

SurgiVision, Inc. (SVI) is developing “real-time” devices to be used with Functional MRI Technology. The company is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. The Company’s initial investment of $2,000,000 for 9,094,970 shares was in 2004. In 2006, the Company distributed a dividend of 6,166,312 and 178,688 shares of SVI common stock to all investors and vested stock option holders, respectively. The remaining investment of 2,749,970 shares was carried at cost of $222,479 at December 31, 2008.

In January 2009, the Company entered into a stock purchase and loan agreement and related agreements (the “Purchase and Loan Agreement”) with SVI in which the Company received $1,000,000 of total proceeds. The Company sold 500,000 of its 2,749,970 shares of SVI at $1.00 per share. In addition the Company entered into a loan agreement secured by 500,000 shares of the Company’s SVI stock (See Footnote 4). The Company recorded a gain of $459,500 on distribution of nonmonetary asset.

Also in January 2009, the board of directors distributed 25,000 shares each, to three independent members of the board valued at $1.00 per share. The Company distributed an additional 25,000 shares valued at $1.00 per share as severance to its former Chief Financial Officer. The Company recorded compensation expense of $100,000 and a gain of $91,910 on distribution of nonmonetary asset.

As of March 31, 2009, the remaining investment of 2,149,970 shares was carried at cost of $173,889.

Medeikon, Corporation

Medeikon Corporation (Medeikon) is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Medeikon at March 31, 2009.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon of $1,050,000 for the period from June 22, 2002 (inception) through March 31, 2009. The carrying value at March 31, 2009 and 2008 of the investment in Medeikon was $0.

4. Note Payable

On January 30, 2009, the Company entered into a stock purchase and loan agreement and related agreements (the Purchase and Loan Agreement) with SurgiVision, Inc. (SVI) pursuant to which the Company received $1,000,000 of total proceeds. The Company sold 500,000 of its 2,749,970 shares of SVI at $1.00 per share. The Company also entered into a loan agreement for $500,000 at 8% interest per annum due July 30, 2010. As collateral security for this loan, DARA pledged to SVI 500,000 additional SVI shares owned by the Company (See Footnote 3).

5. Merger

On February 12, 2008, DARA and Point Therapeutics, Inc. (“Point”) merged. The Directors of Point and DARA, respectively, believed that by combining Point and DARA, the combined company would generate improved long-term operating and financial results and establish a stronger competitive position in the industry by gaining access to greater resources, diversification and increased access to capital. In merging with Point, the DARA board also considered the potential for increased liquidity for its stockholders expected as the result of the Merger.

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

6. Commitments and Contingencies

On March 10, 2009, the United States Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application (“IND”) for DB959, allowing DARA to commence Phase 1 studies in humans. DB959 is a unique, first-in-class dual peroxisome proliferator activated receptor (“PPAR”) delta/gamma agonist and is intended for use in the treatment of Type 2 Diabetes Mellitus (“T2D”) including addressing the abnormalities in cholesterol and triglycerides in these patients. DARA plans to study DB959 as both monotherapy and in combination with other standard glucose lowering agents such as metformin, dipeptidyl-peptidase IV (“DPP IV”) inhibitors, sulphonylureas (SU), and metformin/SU combinations. DARA is in the process of evaluating strategies for raising additional capital and/or forming strategic partnerships to fund further clinical development. Under the terms of its third party license agreement, this IND approval triggers a $500,000 milestone payment to be paid within 90 days. The Company accrued this $500,000 expense in research and development expense at March 31, 2009.

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such matters as of the date of these financial statements.

7. Income Taxes

The Company recorded no tax expense in either of the three months ended March 31, 2009 or 2008.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained or tax strategies can be developed that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 as of January 1, 2007. As of January 1, 2009 the Company had approximately $253,174 of unrecognized tax liabilities. The total balance of unrecognized liabilities at March 31, 2009 of $256,974, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognized interest and penalties within its income tax provision.

8. Stockholders’ Equity (Deficit)

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

9. Stock-Based Compensation

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

The fair value of our options granted to employees was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Expected dividend yield	—	—
Expected volatility	81.44%	75.00%
Weighted-average expected life (in years)	5.50	5.80
Risk free interest rate	2.05%	3.00%
Forfeiture rate	10.00%	10.00%

The Company’s consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, respectively, include the following stock-based compensation expense related to issuances of stock options which the Company recognized as stock-based compensation expense to employees and non-employee consultants and board members as follows:

	Three months ended March 31,
	2009	2008
Research and development	$66,138	$88,743
General and administrative	79,762	214,394

Total stock-based compensation	$145,900	$303,137

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) No.96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair-value approach. The equity instruments, consisting of shares of restricted stock, stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. For the periods ended March 31, 2009 and 2008, employee option expense was $52,778 and $88,743 for research and development, respectively; and $67,470 and $186,894 for general and administrative, respectively. For the periods ended March 31, 2009 and 2008, non-employee option expense was $13,360, and $0 for research and development consultant expense; and $1,293 and $0 general and administrative consultant expense, respectively. For the periods ended March 31, 2009 and 2008, non-employee option expense was $0 and $27,500 for general and administrative board of director expense. The Company recognized restricted stock-based compensation expense to certain members of the board of directors of $10,999 and $0 for the three month periods ended March 31, 2009 and 2008, respectively.

Unrecognized stock-based compensation expense, including time-based options, performance-based options and restricted stock awards, expected to be recognized over an estimated weighted-average amortization period of 1.83 years was approximately $354,221 at March 31, 2009 and over an estimated weighted-average amortization period of 2.2 years was $1,761,500 at March 31, 2008.

A summary of activity under the Company’s stock option plans for the three month period ended March 31, 2009 is as follows:

		Options Outstanding
	Shares Available To Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2008	4,041,408	2,228,213	$2.15
Options granted	(1,000,000)	1,000,000	0.25
Shares issued to directors	(11,251)	—	—
Shares cancelled and forfeited	—	(398,121)	2.31

Balance at March 31, 2009	3,030,157	2,830,092	$1.44

10. Subsequent Events

On April 13, 2009 the Company filed a Current Report on Form 8-K reporting the receipt of notice from the Staff of The NASDAQ Stock Market that the Company no longer satisfies Marketplace Rule 4310(c)(3), which requires a listed company to maintain a minimum stockholders’ equity of $2.5 million, at least $35 million in market value of listed securities, or a minimum $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing on The NASDAQ Capital Market (the “Rule”). The Staff’s notice has no effect on the Company’s listing at this time.

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

We hire experts with strong pharmaceutical project management skills in specific disciplines we believe are important to maintain within our Company. We contract with and manage strong outsource partners to complete the necessary development work. This permits us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites. It allows us to control our annual expenses and to optimize resources.

After we establish proof of concept for an innovative drug candidate, we seek a strong biotechnology or pharmaceutical partner to license the drug candidate and to commercialize it after regulatory approval. The success of our business is highly dependent on the marketplace value of our drug candidates, the related patents we obtain and our ability to find strong commercial partners to successfully commercialize the drug candidates.

We generally in-license or otherwise acquire drug candidates that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”) (which is part of the process to get approval from the FDA for marketing a new prescription drug in the U.S.). The first operational stage of develop of our drug candidates is in-licensing, which we typically do at the pre-clinical stage of development. The next stage of development is to obtain FDA approval of an IND application and test the drug candidates in Phase 1 and Phase 2 clinical trials. Finally, we seek to license the drug candidate or find a strategic collaborative partner who would further the development of the compound in later stage trials and commercialize it. Key indicators to evaluate our success are how our drug candidates advance through the drug development process, and ultimately, if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our drug candidates. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. To date, we have received net proceeds from the sale of those assets in the amount of $1,854,557 in sale of marketable securities and $4,405,692 in proceeds from sale of an investment. These proceeds together with capital raised from the sale of our securities have been our primary source of working capital.

We expect to continue to incur operating losses for the foreseeable future. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

Status of our Drug Candidates

We currently have a portfolio of five programs with drug candidates for the treatment of neuropathic pain, type 2 diabetes and psoriasis. In connection with a cost reduction plan we announced on January 6, 2009 necessitated by our inability to raise sufficient funds to maintain all of our programs, we have focused our resources entirely towards the development of our two most advanced programs, KRN5500 and DB959. Due to this allocation of resources, development of our other three programs, DB160, DB900 and DB200 has been delayed. Based on our present working capital, we believe that we have sufficient working capital to maintain our KRN5500 and DB959 development programs on a limited basis into the second quarter of 2009 and that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate with initial development for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain (CINP). The drug candidate has recently completed a Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. The results of this trial are expected to be reported in the second quarter of 2009. A second larger Phase 2 trial is planned for initiation in 2009 assuming sufficient additional funding is secured or through a collaboration or out-license.

We incurred approximately $129,000 in development costs associated with the development of KRN5500 during the three month period ended March 31, 2009, and we have incurred costs of approximately $3,098,000 from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

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

Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp (“Bayer”). This license, which was entered into in October 2007, gives the Company rights to over 2,000 compounds with agonist activities toward multiple PPAR sub-types. On October 24, 2008, in accordance with the terms of this license, we provided Bayer with written notice of our intent to pursue a sublicense of our rights under the agreement to a third party for purposes of enabling such third party to commercialize “Licensed Products” (as such term is defined in the agreement). Under the terms of the license agreement, unless Bayer exercises certain rights of first refusal provided to it under the agreement and we reach agreement with Bayer concerning commercialization of Licensed Products, we will be permitted to enter into an agreement with a third party concerning commercialization of Licensed Products.

We incurred approximately $585,000 in development costs associated with the development of DB959 during the three month period ended March 31, 2009, and we have incurred costs of approximately $3,951,000 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees resulted in compensation expense of $120,248 and $275,637 for the three months ended March 31, 2009 and 2008, respectively. The Company recognized stock-based compensation expense for awards to non-employees totaling $25,652 and $27,500 for the three months ended March 31, 2009 and 2008, respectively.

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Actual results may differ from such estimates.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Research and development expenses decreased approximately $571,000, from approximately $1,462,000 for the three months ended March 31, 2008 to approximately $891,000 for the corresponding 2009 period, primarily as a result of the implementation of a cost reduction plan to conserve our remaining cash balance.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased approximately $261,000, from approximately $1,222,000 for the three months ended March 31, 2008 to approximately $961,000 for the corresponding 2009 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger and becoming a public company and the implementation of a cost reduction plan to conserve our remaining cash balance.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net increased approximately $433,000 from income of approximately $188,000 for the three months ended March 31, 2008 to approximately $621,000 for the corresponding 2009 period. The increase is primarily due to the gain on investments of approximately $551,000 from the distribution of SurgiVision stock, as well as the gain on the Company’s sale of its marketable securities of approximately $81,000.

Liquidity and Capital Resources

Overview

From inception through March 31, 2009, we have financed our operations primarily from the net proceeds of (1) private placements of equity securities, through which we raised approximately $25,227,000, (2) the sale of securities we acquired through investments made in other companies, through which we raised approximately $6,260,000, and (3) a $500,000 loan we received from SurgiVision, Inc.

At March 31, 2009, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $801,000. As of March 31, 2009, we had net working capital of approximately ($504,000). Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements.

Cash Flows

During the three month period ended March 31, 2009, cash used in our operating activities was $1,238,000. This decrease in cash from operations was primarily due to the operating loss offset in part by non-cash stock-based compensation of approximately $146,000 and depreciation and amortization of approximately $57,000. Prepaid expenses decreased by approximately $84,000 for the three month period ended March 31, 2009, primarily representing prepaid director and officer insurance coverage. Accounts payable decreased by approximately $202,000 and accrued liabilities increased by approximately $601,000 during the three month period ended March 31, 2009 primarily due to the $500,000 milestone payment accrual to Bayer for the cleared IND application for DB959.

Our investing activities provided net cash of approximately $579,000 for the three month period ended March 31, 2009 primarily as a result of proceeds of approximately $81,000 from sale of marketable securities and proceeds of $500,000 from the sale of an investment.

We generated approximately $500,000 of cash from financing activities for the three month period ended March 31, 2009. The Company entered into a loan agreement for $500,000 at 8% interest per annum due July 30, 2010.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2009 that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

NASDAQ Delisting Notice

On April 6, 2009 we received a notice from The NASDAQ Stock Market that we no longer satisfied Marketplace Rule 4310(c)(3), which requires a listed company to maintain a minimum stockholders’ equity of $2.5 million, at least $35 million in market value of listed securities, or a minimum $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing on The NASDAQ Capital Market (the “Rule”). The Staff’s notice has no effect on the Company’s listing at this time.

On April 20, 2009 we submitted a plan to regain compliance with the Rule (the “Plan”). If the Plan is accepted, we may receive an exception of up to 105 calendar days, through July 20, 2009, to evidence compliance with the Rule. If the Plan is not accepted, we may appeal the Staff’s determination to a Listing Qualifications Panel pursuant to applicable NASDAQ rules. We are currently evaluating our alternatives to resolve the listing deficiency. If we are not able to cure the listing deficiency, our common stock may be delisted from the NASDAQ Capital Market. Delisting could adversely affect both the market liquidity and the market price of our common stock.

Cautionary Information regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations. These statements and expectations are based on currently available competitive, financial and economic data along with our operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Forward-looking statements may address the following subjects: results of operations; development of drug candidates; operating expenses, including research and development expense; capital resources and access to financing; and results of clinical trials. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2008 under Part I, Item 1A—Risk Factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

During the first quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of May 14, 2009, we had no outstanding material legal proceedings.

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

DARA BIOSCIENCES, INC.

Date: May 15, 2009	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Item 15(c)	Exhibits:

Exhibit No.	Description	Incorporated by Reference to
10.1	Stock Purchase and Loan Agreement dated January 30, 2009, by and between the Company and SurgiVision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

10.2	Secured Promissory Note	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002