Form 10-Q
period 2009-06-30
DARA BioSciences, Inc.
filed 2009-08-14
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 12, 2009 was approximately 33,517,296.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DARA BioSciences, Inc.

(a Development Stage Company)

Consolidated Balance Sheet

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,374,665	$959,898
Marketable securities	—	1,656,408
Interest receivable	52	—
Prepaid expenses, current portion	227,604	113,694

Total current assets	1,602,321	2,730,000

Furniture, fixtures and equipment, net	90,183	112,253
Restricted cash	78,641	78,105
Prepaid expenses, net of current portion	251,330	285,996
Prepaid license fee, net	400,000	460,000
Investments	173,889	222,479

Total assets	$2,596,364	$3,888,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$607,913	$866,081
Accrued liabilities	850,060	328,117
Other financing agreements	16,250	—
Capital lease obligation, current portion	14,581	12,951

Total current liabilities	1,488,804	1,207,149

Deferred lease obligation	8,930	5,933
Accrued interest on note payable - SVI	16,666	—
Note payable - SVI	500,000	—
Other liability	260,774	253,174
Capital lease obligation, net of current portion	41,251	48,973
Patent obligation	20,261	20,261

Total liabilities	2,336,686	1,535,490

Equity:
Common stock, $.01 par value; 75,000,000 shares authorized, 33,517,296 issued and outstanding as of June 30, 2009. 30,113,829 issued and outstanding as of December 31, 2008.	335,173	301,138
Additional paid in capital	25,812,556	24,296,934
Accumulated other comprehensive income	—	1,656,008
Deficit accumulated during the development stage	(26,446,618)	(24,549,937)

Total stockholders’ (deficit) equity	(298,889)	1,704,143
Noncontrolling interest	558,567	649,200

Total equity	259,678	2,353,343

Total liabilities and equity	$2,596,364	$3,888,833

See accompanying notes.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 22, 2002 (inception) through June 30, 2009
	2009	2008	2009	2008
Operating expenses:
Research and development	$262,901	$2,030,369	$1,153,459	$3,492,481	$18,524,530
General and administrative	575,457	1,044,769	1,536,923	2,266,301	18,144,447

Total operating expenses	838,358	3,075,138	2,690,382	5,758,782	36,668,977

Loss from operations	(838,358)	(3,075,138)	(2,690,382)	(5,758,782)	(36,668,977)

Other income (expense):
Gain on distribution of nonmonetary asset	—	—	551,410	—	5,220,453
Other income (expense), net	—	—	—	—	135,899
Interest (expense) income	(14,629)	(60,304)	(23,856)	127,798	767,229
Gain (loss) on disposal of assets	575	(18,964)	(2,210)	(18,964)	(18,191)
Gain on sale of marketable securities	96,410	—	177,724	—	5,827,356

Other income (expense)	82,356	(79,268)	703,068	108,834	11,932,746

Loss before undistributed loss in equity method investments	(756,002)	(3,154,406)	(1,987,314)	(5,649,948)	(24,736,231)
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Consolidated net loss	(756,002)	(3,154,406)	(1,987,314)	(5,649,948)	(27,110,653)

Net loss attributable to non-controlling interest	45,827	75,144	90,633	149,576	883,382

Net loss attributable to controlling interest	$(710,175)	$(3,079,262)	$(1,896,681)	$(5,500,372)	$(26,227,271)

Basic and diluted net loss per common share	$(0.02)	$(0.11)	$(0.06)	$(0.20)

Shares used in computing basic and diluted net loss per common share	30,579,095	27,331,397	30,347,298	27,281,120

See accompanying notes.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period From June 22, 2002 (inception) through June 30,
	2009	2008	2009
Operating activities
Consolidated net loss	$(1,987,314)	$(5,649,948)	$(27,110,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,741	74,440	370,401
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	290	406,359
Shares issued to directors for services	12,262	71,574	148,802
Share-based compensation	191,509	428,852	4,067,512
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	47,706	—	230,920
Loss on disposal of furniture, fixtures and equipment	2,785	19,339	36,805
Distribution of investment for compensation	100,000	—	100,000
Gain on distribution of nonmonetary asset	(551,410)	—	(5,220,453)
Gain on sale of marketable securities	(177,724)	—	(5,827,356)
Deferred lease obligation	2,997	(2,940)	8,931
Changes in operating assets and liabilities:
Interest receivable	(588)	44,429	(588)
Prepaid license fee and other prepaid expenses	(97,660)	8,148	(616,713)
Accounts payable	(258,168)	557,418	277,913
Accrued liabilities	538,609	(480,201)	161,349
Other liability	7,600	—	23,226

Net cash used in operating activities	(2,057,655)	(4,928,599)	(29,286,174)

Investing activities
Purchases of furniture, fixtures, and equipment	—	(16,019)	(189,063)
Proceeds from sale of furniture, fixtures, and equipment	2,210	375	6,526
Payments on capital lease	(6,092)	(1,766)	(2,375)
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	178,124	—	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	771,671	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	500,000	—	4,405,692

Net cash provided by investing activities	674,242	754,261	3,783,307

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six months ended June 30,		Period From June 22, 2002 (inception) through June 30,
	2009	2008	2009
Financing activities
Proceeds from issuance of notes payable	500,000	—	605,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	—	—	80,051
Proceeds from issuance of common stock and warrants, net of issuance costs	1,298,180	188,554	26,525,586
Establishment of restricted cash	—	—	(78,105)

Net cash provided by financing activities	1,798,180	188,554	26,877,532

Net increase (decrease) in cash and cash equivalents	414,767	(3,985,784)	1,374,665

Cash and cash equivalents at beginning of period	959,898	8,263,006	—

Cash and cash equivalents at end of period	$1,374,665	$4,277,222	$1,374,665

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$52,543	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Unrealized gain on available-for-sale securities	—	1,604,008	1,604,008
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to directors for services	12,262	71,574	148,802
Shares issued to third party for services	—	—	322,261
Conversion of note into equity of subsidiary	—	—	1,441,948

DARA BIOSCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company” or “DARA”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage company that acquires therapeutic drug candidates for development and subsequent licensing or sale to biotechnology and pharmaceutical companies.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception through June 30, 2009 of $26,227,271 and expects to continue to incur losses and require additional financial resources to achieve commercialization of its products.

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

Going Concern

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through June 30, 2009 and has a deficit accumulated during the development stage of $26,446,618 at June 30, 2009. Management expects operating losses and negative cash flows to continue during 2009 and into the foreseeable future.

At June 30, 2009 management believes that currently available cash and cash equivalents and marketable securities together with existing financing agreements would provide sufficient funds to enable the Company to meet its obligations into the second quarter of 2010. To date, the Company has principally raised capital through public and private placements of its equity securities. Management plans to continue to finance the Company’s operations with a combination of equity issuances and debt arrangements, as well as pursuing collaborative revenue generating arrangements with healthcare companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as presented in the unaudited consolidated financial statements at June 30, 2009, DARA had unrestricted cash of $1,374,665 and the Company also incurred a net loss attributable to controlling interest of $1,896,681 and negative cash flows from operations of $2,057,655 during the six month period ended June 30, 2009. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements as of and for the period ended June 30, 2009 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company has been diligently implementing a plan to raise working capital and reduce expenses. To this end DARA has reduced staff by 60% and burn rate by approximately 70%. The Chief Executive Officer is compensated at $1.00 per year and all salary increases and 401k contributions have been suspended. In addition, the Company is now focusing on the two lead drug candidates and has suspended work on three.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Therapeutics, Inc. and Signum Pharmaceuticals, Inc. The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Available-for-Sale – Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

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

In determining fair value, the Company utilizes techniques to optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As such, the Company uses valuation models in determining fair value. Based on this valuation technique, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or risks inherent in the inputs.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. As of June 30, 2009, the Company had sold all of its available-for-sale investments recognizing a gain on available-for-sale investments of $96,410 and $177,724 for the three and six month periods ended June 30, 2009, respectively. Comprehensive loss was $1,475,254 and $3,896,364 for the three and six month periods ended June 30, 2008, respectively.

Net (Loss) Earnings Per Common Share

The Company calculates its basic (loss) earnings per share in accordance with SFAS No. 128, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted (loss) earnings per share is computed by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three and six month periods ended June 30, 2009 and 2008 calculation of diluted net loss per share as their effect is anti-dilutive. 7,855,745 warrants and 2,657,222 options have been excluded for the June 30, 2009 periods and 698,064 warrants and 1,778,375 options have been excluded for the June 30, 2008 periods respectively, because their inclusion would be anti-dilutive.

	Three months ended June 30,
	2009	2008
Net loss attributable to controlling interest	$(710,175)	$(3,079,262)

Basic and diluted net loss per common share:
Weighted-average shares used in computing basic and diluted net loss per common share	30,579,095	27,331,397

Basic and diluted net loss per common share	$(0.02)	$(0.11)

	Six months ended June 30,
	2009	2008
Net loss attributable to controlling interest	$(1,896,681)	$(5,500,372)

Basic and diluted net loss per common share:
Weighted-average shares used in computing basic and diluted net loss income per common share	30,347,298	27,281,120

Basic and diluted net loss per common share	$(0.06)	$(0.20)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that non-controlling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. SFAS 160 also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 160. The effect was an increase in Total equity (deficit) of $558,567 as of June 30, 2009 and $649,200 for December 31, 2008. There was no material effect to the Company’s consolidated results of operations.

FAS 160 also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, noncontrolling interests at December 31, 2008 which were previously reported as minority interest in subsidiary, have been reclassified as a separate component of equity. Furthermore, net earnings previously reported as minority interest in subsidiary for the three and six month periods ended June 30, 2008 and for the period from June 22, 2002 (inception) through June 30, 2009 have been presented as attributable to noncontrolling interest.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. We adopted this statement effective June 15, 2009.

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

The Company was restricted from selling the shares until February 9, 2009 upon which date the Company became able to sell shares to improve its cash position. Utilizing SFAS 157, the valuation of MiMedx was based upon Level 3 inputs which included applying a lack-of-marketability discount to the quoted market price of MiMedx common stock as of December 31, 2008. This resulted in a fair value of $1,656,408 as of December 31, 2008 which represented an unrealized gain of $1,656,008 for the year.

In the period subsequent to December 31, 2008, the restriction from selling shares of MiMedx was lifted and the market value declined to $0.54 as of June 30, 2009. The Company sold 243,565 shares of MiMedx shares for the three month period ended June 30, 2009 realizing gain on the sale of marketable securities $96,410. Between February 9, 2009 and June 30, 2009, the Company sold all its 400,002 shares of MiMedx realizing a gain on the sale of marketable securities of $177,724. At June 30, 2009, the Company no longer held an investment in MiMedx.

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

In January 2009, the Company entered into a stock purchase and loan agreement and related agreements (the “Purchase and Loan Agreement”) with SVI in which the Company received $1,000,000 of total proceeds. The Company sold 500,000 of its 2,749,970 shares of SVI at $1.00 per share. In addition the Company entered into a loan agreement secured by 500,000 shares of the Company’s SVI stock (See Note 4). The Company recorded a gain of $459,500 on distribution of nonmonetary asset.

Also in January 2009, the board of directors distributed 25,000 shares each, to three independent members of the board valued at $1.00 per share. The Company distributed an additional 25,000 shares valued at $1.00 per share as severance to its former Chief Financial Officer. The Company recorded compensation expense of $100,000 and a gain of $91,910 on distribution of nonmonetary asset.

As of June 30, 2009, the remaining investment of 2,149,970 shares was carried at cost of $173,889.

Medeikon, Corporation

Medeikon Corporation (Medeikon) is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Medeikon at June 30, 2009.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon of $1,050,000 for the period from June 22, 2002 (inception) through June 30, 2009. The carrying value at June 30, 2009 and December 31, 2008 of the investment in Medeikon was $0.

The fair values of cost method investments (when applicable) are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.

4. Note Payable

On January 30, 2009, the Company entered into the Purchase and Loan Agreement with SVI pursuant to which the Company received $1,000,000 of total proceeds. The Company sold 500,000 of its 2,749,970 shares of SVI at $1.00 per share. The Company also entered into a loan agreement for $500,000 at 8% interest per annum due July 30, 2010. As collateral security for this loan, DARA pledged to SVI 500,000 additional SVI shares owned by the Company (See Note 3).

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

6. Securities Purchase Agreement

On June 15, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors in connection with the private issuance and sale to such investors of 3,433,884 units (the “Private Placement”). Gross proceeds to the Company from this sale were $1,397,000, and net proceeds after placement agent fees were approximately $1,298,000.

Each unit consists of (1) one share of common stock and (2) one warrant to purchase one share of common stock. The units were issued and sold to investors at a price per unit equal to the average of the closing sales price on the NASDAQ Capital Market for one share of common stock for the period of twenty (20) trading days ending on the last trading day prior to the date the investor executed the securities purchase agreement and deposited the purchase price. With this pricing mechanism, different investors paid different prices in the Private Placement depending on when they signed the Purchase Agreement and submitted their funds. Purchase prices ranged from $.39 to $.55 per unit. Each warrant has an exercise price equal to $.46, which was the consolidated closing bid price on the trading day prior to the closing date. The warrants are exercisable beginning twelve months after the date of issuance with an expiration date of five years after the date of issuance. In addition to the warrants issued to investors, the placement agents received a total of 151,848 warrants.

The Company will use the net proceeds from the Private Placement for working capital. The Purchase Agreement contemplates a total potential offering of up to $5,000,000 of units. If any additional units are sold in the Private Placement, they will be sold at a subsequent closing. There can be no assurance that the Company will sell any additional units in the Private Placement.

The Company sold the units to certain accredited investors without registration under the Securities Act of 1933, as amended (the “Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Since the units have not been registered, they may not be offered or sold by investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Act. Subject to the volume limit, manner of sale and other requirements of Rule 144, investors who are not affiliates of the Company would be able to re-sell the shares of the Company’s common stock acquired in the Private Placement following a six month holding period.

7. Stockholders’ Equity

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

8. Share-Based Compensation

Effective with the adoption of SFAS 123R, Share-Based Payments as of January 1, 2006, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method” as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U. S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. SFAS 123R requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

The fair value of options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended June 30,
	2009	2008
Expected dividend yield	—	—
Expected volatility	83%	79%
Weighted-average expected life (in years)	5.8	5.8
Risk free interest rate	2.3%	1.9%
Forfeiture rate	10%	10%

The Company’s consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$14,771	$83,402	$67,549	$172,145
General and administrative	33,402	69,813	100,872	256,707

Total share-based compensation related to employee and non-employee directors stock options	$48,173	$153,215	$168,421	$428,852

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) No.96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair-value approach. The equity instruments, consisting of shares of restricted stock, stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. Measurements of share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and are recognized as an expense over the term of the related financing or the period over which services are received.

For the three month and six month periods ended June 30, 2009, non-employee (i.e. consultants) option expense was $6,343 and $19,703 for research and development and $2,093 and $3,386 for general and administrative, respectively. For the three month and six month periods ended June 30, 2008 non-employee option expense was $0 for both research and development and general and administrative.

The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $1,262 and $12,262 for the three and six month periods ended June 30, 2009, respectively. The Company recognized $44,074 for the three and six month periods ended June 30, 2008.

Unrecognized share-based compensation expense, including time-based options, performance-based options and restricted stock awards expected to be recognized over an estimated weighted-average amortization period of 1.81 years was approximately $267,347 at June 30, 2009 and over an estimated weighted-average amortization period of 2.0 years was $1,164,400 at June 30, 2008.

A summary of activity under the Company’s stock option plans for the three month and six month periods ended June 30, 2009 is as follows:

		Options Outstanding
	Shares Available to Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2008	4,041,408	2,228,213	$2.15
Options granted	(1,000,000	1,000,000	0.25
Shares issued to directors	(11,251)	—	—
Shares cancelled and forfeited	—	(398,121	2.31

Balance at March 31, 2009	3,030,157	2,830,092	$1.44
Options exercised	—	—
Shares (issued) forfeited to directors	29,167	—	—
Options granted	(150,000)	150,000	0.43
Shares cancelled and forfeited	41,677	(322,870)	2.31

Balance at June 30, 2009	2,951,001	2,657,222	$1.28

9. Commitments and Contingencies

On March 10, 2009, the United States Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application (“IND”) for DB959, allowing DARA to commence Phase 1 studies in humans. DB959 is a unique, first-in-class dual peroxisome proliferator activated receptor (“PPAR”) delta/gamma agonist and is intended for use in the treatment of Type 2 Diabetes Mellitus (“T2D”) including addressing the abnormalities in cholesterol and triglycerides in these patients. DARA plans to study DB959 as both monotherapy and in combination with other standard glucose lowering agents such as metformin, dipeptidyl-peptidase IV (“DPP IV”) inhibitors, sulphonylureas (“SU”), and metformin/SU combinations. DARA is in the process of evaluating strategies for raising additional capital and/or forming strategic partnerships to fund further clinical development. Under the terms of its third party license agreement, this IND approval triggers a $500,000 milestone payment to be paid within 90 days. This $500,000 in research and development expense is included in accrued liabilities at June 30, 2009.

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such matters as of the date of these financial statements.

10. Income Taxes

The Company did not record any current tax expense in the three and six month periods ended June 30, 2009 and 2008, respectively.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 as of January 1, 2007. The Company had approximately $260,774 and $253,174 of unrecognized tax liabilities at June 30, 2009 and December 31, 2008, respectively, which if recognized, would affect the effective tax rate for computing tax expense for the six and twelve month periods then ended, respectively. Consistent with prior periods, the Company accrued interest and penalties, if any, within its interest expense.

11. Employee Benefit Plan

As part of the Company’s cost reduction program, effective April 1, 2009 the Company amended its contribution to the employee benefit plan to remove the Safe Harbor Cash or Deferred Arrangement provisions. The plan provides for voluntary employee contributions and a discretionary matching employer contribution equal to amounts that do not exceed the maximum amounts allowed by the Internal Revenue Service. The defined contribution plan match prior to the effective date of the amendment was $6,524. The Company does not anticipate matching employee contributions for the remainder of the year.

12. Other Significant Events

On April 6, 2009, the Company received a notice from the Staff of The NASDAQ Stock Market that the Company no longer satisfies Listing Rule 5550(b), which requires a listed company to maintain a minimum stockholders’ equity of $2.5 million, at least $35 million in market value of listed securities, or a minimum $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing on The NASDAQ Capital Market (the “Rule”). On April 20, 2009, the Company submitted a plan to regain compliance with the Rule and received an extension from the Staff of The NASDAQ Stock Market until July 2009.

The Company received an additional notice of noncompliance on July 21, 2009 from the Staff of The NASDAQ Stock Market notifying the Company that trading of the Company’s common stock would be suspended at the opening of business on July 30, 2009, unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The Company has requested a hearing before the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing, and if it does not, the Company’s common stock would be delisted from the NASDAQ Stock Market.

13. Subsequent Events

The Company has evaluated subsequent events through August 14, 2009 which represents the date the Company’s Form 10-Q for the quarter ended June 30, 2009 was filed with the Securities and Exchange Commission.

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

We generally in-license or otherwise acquire drug candidates that are prepared to enter pre-clinical studies prior to being submitted for an Investigational New Drug application (“IND”) (which is part of the process to get approval from the FDA for marketing a new prescription drug in the U.S.). The first operational stage of development of our drug candidates is in-licensing, which we typically do at the pre-clinical stage of development. The next stage of development is to obtain FDA approval of an IND application and test the drug candidates in Phase 1 and Phase 2 clinical trials. Finally, we seek to license the drug candidate or find a strategic collaborative partner who would further the development of the compound in later stage trials and commercialize it. Key indicators to evaluate our success are how our drug candidates advance through the drug development process, and ultimately, if we are successful in negotiating collaborations, licenses, or sales agreements with larger pharmaceutical companies for our drug candidates. In order to successfully achieve these goals, having sufficient liquidity is important since we do not have a recurring sales or revenue stream to provide such working capital.

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

Status of our Drug Candidates

We currently have a portfolio of five programs with drug candidates for the treatment of neuropathic pain, type 2 diabetes and psoriasis. In connection with a cost reduction plan we announced on January 6, 2009 necessitated by our inability to raise sufficient funds to maintain all of our programs, we have focused our resources entirely towards the development of our two most advanced programs, KRN5500 and DB959. Due to this allocation of resources, development of our other three programs, DB160, DB900 and DB200 has been delayed. Based on our present working capital, we believe that we have sufficient working capital to maintain our KRN5500 and DB959 development programs on a limited basis into the second quarter of 2010 and that we will require additional funding to meet our working capital needs to progress those programs to a liquidity event through a collaboration, sale or out-license. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate with initial development for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain (CINP). On May 12, 2009, the Company announced positive results from the recently completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. A second larger Phase 2 trial is planned for initiation in the fourth quarter 2009 assuming sufficient additional funding is secured or through a collaboration or out-license.

We incurred approximately $149,000 and $278,000 in development costs associated with the development of KRN5500 during the three and six month periods ended June 30, 2009, and we have incurred costs of approximately $3,247,000 from inception to June 30, 2009. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

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

Our development work is being conducted under an exclusive worldwide license to develop and commercialize the drug candidate from Bayer Pharmaceuticals Corp (“Bayer”). This license, which was entered into in October 2007, gives the Company rights to over 2,000 compounds with agonist activities toward multiple PPAR sub-types. On October 24, 2008, in accordance with the terms of this license, we provided Bayer with written notice of our intent to pursue a sublicense of our rights under the agreement to a third party for purposes of enabling such third party to commercialize “Licensed Products” (as such term is defined in the license agreement). Under the terms of the license agreement, unless Bayer exercises certain rights of first refusal provided to it under the agreement and we reach agreement with Bayer concerning commercialization of Licensed Products, we will be permitted to enter into an agreement with a third party concerning commercialization of Licensed Products.

We incurred approximately $71,600 and $656,600 in development costs associated with the development of DB959 during the three and six month periods ended June 30, 2009, and we have incurred costs of approximately $4,023,000 from inception to June 30, 2009. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

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

Research and Development Expenses

We expense research and development expenses when incurred. The costs of certain research programs, such as patient recruitment and related supporting functions for clinical trials, are based on reports and invoices submitted by the contract research organization (“CRO”) assisting us in conducting the clinical trial. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical centers, investigators, testing facilities and patients for participating in our clinical trials. Certain research and development costs must be prepaid which, if the research and development work ceases to progress for whatever reason, are not repayable to us. In such cases, those costs are expensed when paid.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123R, Share-Based Payment (“SFAS 123R”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $49,434 and $197,289 for the three month periods ended June 30, 2009 and 2008, respectively, and $180,683 and $500,426 for the six month periods ended June 30, 2009 and 2008, respectively. The Company recognized stock-based compensation expense for awards to non-employees totaling $8,436 and $23,089 for the three and six months ended June 30, 2009, respectively. The Company did not have any non-employee option expense for the three and six months ended June 30, 2008.

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Actual results may differ from such estimates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Research and development expenses decreased approximately $1,767,000, from approximately $2,030,000 for the three months ended June 30, 2008 to approximately $263,000 for the corresponding 2009 period, primarily as a result of the implementation of a cost reduction plan to conserve our remaining cash balance and to the delay in the development of three of the Company’s drug programs.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased approximately $470,000, from approximately $1,045,000 for the three months ended June 30, 2008 to approximately $575,000 for the corresponding 2009 period, as a result of the implementation of a cost reduction plan to conserve our remaining cash balance.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net increased approximately $161,000 from an expense of approximately $79,000 for the three months ended June 30, 2008 to an income of approximately $82,000 for the corresponding 2009 period. The increase is primarily due to the gain on the sale of marketable securities.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Research and development expenses decreased approximately $2,339,000, from approximately $3,492,000 for the six months ended June 30, 2008 to approximately $1,153,000 for the corresponding 2009 period, primarily as a result of the implementation of a cost reduction plan to conserve our remaining cash balance and to the delay in the development of three of the Company’s drug programs.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased approximately $729,000, from approximately $2,266,000 for the six months ended June 30, 2008 to approximately $1,537,000 for the corresponding 2009 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger and becoming a public company and the implementation of a cost reduction plan to conserve our remaining cash balance.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net increased approximately $594,000 from income of approximately $109,000 for the six months ended June 30, 2008 to income of approximately $703,000 for the corresponding 2009 period. The increase is primarily due to the gain on investments of approximately $551,000 from the distribution of SurgiVision stock, as well as the gain on the Company’s sale of its marketable securities of approximately $178,000, offset by disposition of equipment and interest expense.

Liquidity and Capital Resources

Overview

From inception through June 30, 2009, we have financed our operations primarily from the net proceeds of (1) private placements of equity securities, through which we raised approximately $26,525,000 in net proceeds, including approximately $1,298,000 in net proceeds from the Company’s private placement in June 2009 pursuant to the Purchase Agreement (see following discussion), (2) the sale of securities we acquired through investments made in other companies, through which we raised approximately $6,260,000, and (3) a $500,000 loan we received from SurgiVision, Inc.

At June 30, 2009, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $1,375,000. As of June 30, 2009, we had net working capital of approximately $114,000. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements.

On June 15, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors in connection with the private issuance and sale to such investors of 3,433,884 units. Each unit consisted of (1) one share of common stock and (2) one warrant to purchase one share of common stock. Our gross proceeds from this sale were $1,397,000, and net proceeds after placement agent fees were approximately $1,298,000. We will use these net proceeds for working capital. The Purchase Agreement contemplates a total potential offering of up to $5,000,000 of units. If any additional units are sold, they will be sold at a subsequent closing. There can be no assurance that we will sell any additional units in the Private Placement.

Cash Flows

During the six month period ended June 30, 2009, cash used in our operating activities was approximately $2,058,000. This decrease in cash from operations was primarily due to the operating loss offset in part by non-cash stock-based compensation of approximately $204,000 and depreciation and amortization of approximately $112,000. Prepaid expenses decreased by approximately $98,000 for the six month period ended June 30, 2009, primarily representing prepaid director and officer insurance coverage. Accounts payable decreased by approximately $258,000 and accrued liabilities increased by approximately $539,000 during the six month period ended June 30, 2009, primarily due to the $500,000 milestone payment accrual to Bayer for the cleared IND application for DB959.

Our investing activities provided net cash of approximately $674,000 for the six month period ended June 30, 2009, primarily as a result of proceeds of approximately $178,000 from sale of marketable securities and proceeds of $500,000 from the sale of an investment.

We generated approximately $1,298,000 of cash from the issuance of common stock and warrants during the six month period ended June 30, 2009. The Company entered into a loan agreement for $500,000 at 8% interest per annum due July 30, 2010.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations into the second quarter of 2010. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our securities pursuant to the 2009 Private Placement discussed above or the sale of certain of our investments. We have no commitments to obtain any additional funds (assuming the Purchase Agreement is not a commitment), and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	respond to customers and competition; or

•	remain in operation.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2009 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

NASDAQ Delisting Notice

On April 6, 2009, we received a notice from the Staff of The NASDAQ Stock Market that we no longer satisfy Listing Rule 5550(b), which requires a listed company to maintain a minimum stockholders’ equity of $2.5 million, at least $35 million in market value of listed securities, or a minimum $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing on The NASDAQ Capital Market (the “Rule”). On April 20, 2009, we submitted a plan to regain compliance with the Rule and received an extension from the Staff of The NASDAQ Stock Market until July 2009.

We received an additional notice of noncompliance on July 21, 2009 from the Staff of The NASDAQ Stock Market notifying us that trading of our common stock would be suspended at the opening of business on July 30, 2009, unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We have requested a hearing before the Panel. There can be no assurance that the Panel will grant our request for continued listing, and if it does not, our common stock would be delisted from the NASDAQ Stock Market. Delisting could adversely affect both the market liquidity and the market price of our common stock.

Cautionary Information regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations. These statements and expectations are based on currently available competitive, financial and economic data along with our operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Forward-looking statements may address the following subjects: results of operations; development of drug candidates; operating expenses, including research and development expense; capital resources and access to financing; and results of clinical trials. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2008 under Part I, Item 1A — Risk Factors.

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

During the six month period ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 14, 2009, we had no outstanding material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARA BIOSCIENCES, INC.

Date: August 14, 2009	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to
4	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on June 16, 2009

10	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on June 16, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002