Form 10-Q
period 2009-09-30
DARA BioSciences, Inc.
filed 2009-11-13
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2009

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2009 was approximately 44,633,474.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DARA BioSciences, Inc.

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,037,203	$959,898
Marketable securities	—	1,656,408
Prepaid expenses, current portion	191,550	113,694

Total current assets	4,228,753	2,730,000

Furniture, fixtures and equipment, net	83,486	112,253
Restricted cash	78,757	78,105
Prepaid expenses, net of current portion	242,663	285,996
Prepaid license fee, net	370,000	460,000
Investments	173,889	222,479

Total assets	$5,177,548	$3,888,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058,753	$866,081
Accrued liabilities	228,106	328,117
Accrued interest on note payable -SVI	26,667	—
Note payable -SVI	500,000	—
Other financing agreements	13,458	—
Capital lease obligation, current portion	15,472	12,951

Total current liabilities	1,842,456	1,207,149
Deferred lease obligation	9,949	5,933
Other liability	264,723	253,174
Capital lease obligation, net of current portion	37,032	48,973
Patent obligation	20,261	20,261

Total liabilities	2,174,421	1,535,490
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized, 43,233,437 issued and outstanding as of September 30, 2009. 30,113,829 issued and outstanding as of December 31, 2008.	432,334	301,138
Additional paid in capital	29,332,138	24,296,934
Accumulated other comprehensive income	—	1,656,008
Deficit accumulated during the development stage	(27,271,794)	(24,549,937)

Total stockholders’ equity	2,492,678	1,704,143
Non-controlling interest	510,449	649,200

Total stockholders’ equity	3,003,127	2,353,343

Total liabilities and stockholders’ equity	$5,177,548	$3,888,833

See accompanying notes.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period From June 22, 2002 (inception) September 30, 2009
	2009	2008	2009	2008
Operating expenses:
Research and development	$295,945	$2,704,727	$1,449,404	$6,197,208	$18,820,475
General and administrative	562,950	1,271,564	2,099,873	3,537,865	18,707,397

Total operating expenses	858,895	3,976,291	3,549,277	9,735,073	37,527,872

Loss from operations	(858,895)	(3,976,291)	(3,549,277)	(9,735,073)	(37,527,872)

Other (expense) income:
Gain on distribution of nonmonetary asset	—	—	551,410	—	5,220,453
Other income (expense), net	—	—	—	—	135,899
Interest (expense) income	(14,723)	3,925	(38,579)	131,723	752,506
Gain (loss) on disposal of assets	325	2,468	(1,885)	(16,496)	(17,866)
Gain on sale of marketable securities	—	—	177,724	—	5,827,356

Other (expense) income	(14,398)	6,393	688,670	115,227	11,918,348

Loss before undistributed loss in equity method investments	(873,293)	(3,969,898)	(2,860,607)	(9,619,846)	(25,609,524)
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Consolidated net loss	(873,293)	(3,969,898)	(2,860,607)	(9,619,846)	(27,983,946)
Net loss attributable to non-controlling interest	48,117	58,789	138,750	208,365	931,499

Net loss attributable to controlling interest	$(825,176)	$(3,911,109)	$(2,721,857)	$(9,411,481)	$(27,052,447)

Basic and diluted net loss per common share	$(0.02)	$(0.14)	$(0.09)	$(0.41)

Shares used in computing basic and diluted net loss per common share	34,912,742	27,619,876	31,885,836	23,206,008

See accompanying notes.

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period From June 22, 2002 (inception) through September 30, 2009

	2009	2008
Operating activities
Consolidated net loss	$(2,860,607)	$(9,619,846)	$(27,983,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,578	113,126	377,239
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	324,783	1,215,185	4,337,326
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	47,706	—	230,920
Loss on disposal of furniture, fixtures and equipment	1,885	16,496	35,905
Distribution of investment for compensation	100,000	—	100,000
Gain on distribution of nonmonetary asset	(551,410)	—	(5,220,453)
Gain on sale of marketable securities	(177,724)	—	(5,827,356)
Deferred lease obligation	4,016	(963)	9,949
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31,842)	117,050	(540,770)
Accounts payable	192,672	591,522	728,753
Accrued liabilities	(59,886)	(549,400)	(465,470)
Other liability	11,549	—	45,375

Net cash used in operating activities	(2,880,280)	(8,116,830)	(30,108,799)
Investing activities
Purchases of furniture, fixtures, and equipment	(2,747)	(17,410)	(191,810)
Proceeds from sale of furniture, fixtures, and equipment	1,050	2,844	5,366
Payments on capital lease	(9,420)	(2,241)	(5,703)
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	178,124	—	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	771,671	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	500,000	—	4,405,692

Net cash provided by investing activities	667,007	754,864	3,776,072

DARA BIOSCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine months ended September 30,		Period From June 22, 2002 (inception) through September 30, 2009

	2009	2008
Financing activities
Proceeds from issuance of notes payable	500,000	—	605,000
Principal payments on notes payable	—	—	(255,000)
Proceeds from exercise of options and warrants	110,750	—	190,801
Proceeds from issuance of common stock and warrants, net of issuance costs	4,679,828	188,554	29,907,234
Establishment of restricted cash reserve	—	—	(78,105)

Net cash provided by financing activities	5,290,578	188,554	30,369,930

Net increase (decrease) in cash and cash equivalents	3,077,305	(7,173,412)	4,037,203
Cash and cash equivalents at beginning of period	959,898	8,263,006	—

Cash and cash equivalents at end of period	$4,037,203	$1,089,594	$4,037,203

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$52,543	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Unrealized gain on available-for-sale securities	—	1,628,008	—
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to directors for services	22,481	99,731	159,021
Shares issued to employees	4,705	—	4,705
Shares issued to third party for services	5,000	19,527	327,261
Conversion of note into equity of subsidiary	—	—	1,441,948

DARA BIOSCIENCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company” or “DARA”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage biopharmaceutical company that acquires therapeutic drug candidates for development and subsequent licensing or sale to biotechnology and pharmaceutical companies.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be a biopharmaceutical development company. The Company has incurred losses since inception through September 30, 2009 of $27,052,447 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

Going Concern

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through September 30, 2009 and has a deficit accumulated during the development stage of $27,271,794 at September 30, 2009. Management expects operating losses and negative cash flows to continue during 2009 and into the near-term future.

At September 30, 2009, management believes that currently available cash and cash equivalents and marketable securities together with existing financing agreements would provide sufficient funds to enable the Company to meet its obligations through the beginning of 2011. To date, the Company has principally raised capital through public and private placements of its equity securities and the sale of equities of other companies that were owned by the Company. Management plans to continue to finance the Company’s operations with a combination of equity issuances and debt arrangements, as well as pursuing collaborative revenue generating arrangements with healthcare companies and or Government agencies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

Since January 2009, the Company has been diligently implementing a plan to raise working capital and reduce expenses. To this end DARA has reduced staff by 60% and burn rate by approximately 70%. The Chief Executive Officer is compensated at $1.00 per year and all salary increases and 401k contributions have been suspended. In addition, all independent director monetary compensation has been also suspended. The Company is now focusing on the two lead drug candidates and has suspended work on three. The Company has raised approximately $5,000,000 during the nine month period ended September 30, 2009.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., (which is wholly owned by the Company), DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company) and Signum Pharmaceuticals, Inc. of which the Company owns 87.5%. The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Investments

The Company accounts for its investment in marketable securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. See Note 3 for further information. This statement requires certain securities to be classified into three categories:

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

In accordance with FASB ASC 320, the Company reassesses the appropriateness of the classification of its investments as of the end of each reporting period. To date, all marketable securities have been classified as available-for-sale, and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

The Company utilizes FASB ASC 820 Fair Value Measurements and Disclosures to value its financial assets and liabilities. FASB ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. FASB ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

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

The Company’s other investments include investments in privately-held companies. Pursuant to FASB ASC 323, Investments – Equity Method and Joint Ventures the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the guidance required by FASB ASC 320, Investments – Debt and Equity Securities.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

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

Share-Based Compensation Valuation and Expense

Share-based compensation is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award on the date of grant. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 8 for further information.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Comprehensive Income (Loss)

FASB ASC 220, Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, are included as part of total comprehensive income. The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity (deficit) in its annual financial statements.

Comprehensive income (loss) consists of net loss and unrealized gains and losses on available-for-sale investments. As of September 30, 2009, the Company had sold all of its available-for-sale investments recognizing a gain on available-for-sale investments of $0 and $177,724 for the three and nine month periods ended September 30, 2009, respectively. Comprehensive loss was $825,176 and $2,721,857 for the three and nine month periods ended September 30, 2009, respectively. Comprehensive loss was $3,887,109 and $7,783,473 for the three and nine month periods ended September 30, 2008, respectively.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three and nine month periods ended September 30, 2009 and 2008 calculation of diluted net loss per share as their effect is anti-dilutive. For the period ended September 30, 2009, 14,273,658 warrants and 1,431,550 options have been excluded, because their inclusion would be anti-dilutive. Also for the period ended September 30, 2008, 700,597 warrants and 2,228,213 options have been excluded because their inclusion would be anti-dilutive.

	Three months ended September 30,
	2009	2008
Net loss attributable to controlling interest	$(825,176)	$(3,911,109)

Basic and diluted net loss per common share:
Weighted-average shares used in computing basic and diluted net loss per common share	34,912,742	27,619,876

Basic and diluted net loss per common share	$(0.02)	$(0.14)

	Nine months ended September 30,
	2009	2008
Net loss attributable to controlling interest	$(2,721,857)	$(9,411,481)

Basic and diluted net loss per common share:
Weighted-average shares used in computing basic and diluted net loss per common share	31,885,836	23,206,008

Basic and diluted net loss per common share	$(0.09)	$(0.41)

Recently Issued Accounting Pronouncements

In June, 2009, FASB issued and the Company adopted FASB ASC 105, Generally Accepted Accounting Principles. FASB ASC 105 approved the FASB ASC as the source of authoritative nongovernmental GAAP. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative. Accordingly, all references to accounting standards have been conformed to the new ASC hierarchy.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. See Note 13 for further information.

In December 2007, the FASB issued FASB ASC 810, Consolidation. FASB ASC 810 requires that non-controlling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. FASB ASC 810 also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained non-controlling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. FASB ASC 810 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted FASB ASC 810. The effect was an increase in total equity of $510,449 as of September 30, 2009 and $649,200 for December 31, 2008. There was no material effect to the Company’s consolidated results of operations.

FASB ASC 810 also requires retrospective application of its disclosure and presentation requirements for all periods presented. Accordingly, non-controlling interests at December 31, 2008 which were previously reported as minority interest in subsidiary, have been reclassified as a separate component of equity. Furthermore, net earnings previously reported as minority interest in subsidiary for the three and nine month periods ended September 30, 2008 and for the period from June 22, 2002 (inception) through September 30, 2009 have been presented as attributable to non-controlling interest.

In November 2007, the EITF ratified a consensus on FASB ASC 808, Collaborative Arrangements, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. FASB ASC 808 is effective beginning January 1, 2009. The Company’s adoption of FASB ASC 808 did not have a material effect on the Company’s consolidated results of operations and financial position.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on previously reported results of operations, financial position, or cash flows.

3. Investments

MiMedx (NASDAQ: MDXG.OB)

The Company’s marketable securities classified as available-for-sale consists entirely of equity securities in MiMedx Group, Inc. (OTBB:MDXG), formerly Spine Medica, Inc. MiMedx became a publicly traded company on February 8, 2008. The Company had carried the investment at cost of $400 and classified it as a long-term investment in fiscal years prior to that date.

The Company was restricted from selling the shares until February 9, 2009 upon which date the Company became able to sell shares to improve its cash position. Utilizing ASC 820, the valuation of MiMedx was based upon Level 3 inputs which included applying a lack-of-marketability discount to the quoted market price of MiMedx common stock as of December 31, 2008. This resulted in a fair value of $1,656,408 as of December 31, 2008 which represented an unrealized gain of $1,656,008 for the year.

As of September 30, 2009, following the removal of the restriction allowing the sale of MiMedx shares, the market value declined to $0.75. Between February 9, 2009 and September 30, 2009, the Company sold all its 400,002 shares of MiMedx realizing a gain on the sale of marketable securities of $177,724. At September 30, 2009, the Company no longer held an investment in MiMedx.

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

Also in January 2009, the board of directors distributed 25,000 SVI shares each, to three independent members of the board valued at $1.00 per share. The Company distributed an additional 25,000 SVI shares valued at $1.00 per share as severance to its former Chief Financial Officer. The Company recorded compensation expense of $100,000 and a gain of $91,910 on distribution of nonmonetary asset.

As of September 30, 2009, the remaining investment of 2,149,970 shares was carried at cost of $173,889.

Medeikon, Corporation

Medeikon Corporation (Medeikon) is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Medeikon at September 30, 2009.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon of $1,050,000 for the period from June 22, 2002 (inception) through September 30, 2009. The carrying value at September 30, 2009 and December 31, 2008 of the investment in Medeikon was $0.

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

6. Securities Purchase Agreement

On June 15, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with the private issuance and sale to such investors of 3,433,884 units. Gross proceeds to the Company from this sale were $1,397,000, and net proceeds after placement agent fees were approximately $1,298,000. Each unit consisted of (1) one share of common stock and (2) one warrant to purchase one share of common stock. The units were issued and sold to investors at a price per unit equal to the average of the closing sales price on the NASDAQ Capital Market for one share of common stock for the period of twenty (20) trading days ending on the last trading day prior to the date the investor executed the securities purchase agreement and deposited the purchase price. With this pricing mechanism, different investors paid different prices in the Private Placement depending on when they signed the Purchase Agreement and submitted their funds. Purchase prices ranged from $0.39 to $0.55 per unit. Each warrant has an exercise price equal to $0.46, which was the consolidated closing bid price on the trading day prior to the closing date. The warrants are exercisable beginning twelve months after the date of issuance with an expiration date of five years after the date of issuance. In addition to the warrants issued to investors, the placement agents received a total of 151,848 warrants.

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

On September 10, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 6,578,947 shares of the Company’s common stock and 4,934,210 warrants to purchase shares of common stock. The common stock and warrants were issued and sold in units for $0.38 per unit, with each unit consisting of one share of common stock and three-fourths of a warrant to purchase one share of common stock for each unit purchased. Under the securities purchase agreement, the units were sold at a closing that was completed on September 14, 2009 for gross proceeds of $2,500,000 and net proceeds after placement agent fees were approximately $2,300,000. In connection with the September 18, 2009 transaction described above, the number of shares covered by these warrants increased by ten percent to 5,427,630 as the result of the operation of applicable anti-dilution provisions. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $0.56. The warrants are exercisable beginning March 15, 2010 and expire September 14, 2012.

On September 16, 2009, DARA entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 2,200,000 shares of the Company’s common stock and 1,100,000 warrants to purchase shares of common stock. In the offering, the common stock and warrants were sold in units for $0.5525 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. The closing of the sale of units under the Purchase Agreement took place on September 18, 2009 for gross proceeds of $1,215,500 and net proceeds after placement agent fees were approximately $1,118,000. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $0.49. The warrants are immediately exercisable and expire September 18, 2014.

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

8. Share-Based Compensation

Effective with the adoption of FASB ASC 718, Compensation-Stock Compensation as of January 1, 2006, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method” as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U. S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. FASB ASC 718 requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

The fair value of options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended September 30,
	2009	2008
Expected dividend yield	—	—
Expected volatility	82%	79%
Weighted-average expected life (in years)	5.3	5.8
Risk free interest rate	2.02%	3.02%
Forfeiture rate	10%	10%

The Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$21,069	$309,706	$88,618	$481,851
General and administrative	81,872	356,522	182,744	613,229

Total share-based compensation related to employee and non-employee directors stock options	$102,941	$666,228	$271,362	$1,095,080

The Company issued 500,000 restricted shares to five employees in the three month period ending September 30, 2009. The Chief Executive Officer/President was awarded 300,000 restricted shares and four employees each were awarded 50,000 restricted shares. The shares will vest 100% on the anniversary of the grant, September 24, 2010. The Company recognized $3,764 and $941 stock-based compensation expense in general and administrative and research and development, respectively. There was no restricted share expense for employees prior to this period.

The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $10,220 and $22,481 for the three and nine month periods ended September 30, 2009, respectively. The Company recognized $28,157 and $99,731 for the three and nine month periods ended September 30, 2008, respectively.

The Company satisfied a $5,000 obligation with a non-cash issuance of shares. The Company recognized $1,667 of share based expense for the three and nine month periods ended September 30, 2009.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505 Equity, using a fair-value approach. The equity instruments, consisting of shares of restricted stock, stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. Measurements of share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and are recognized as an expense over the term of the related financing or the period over which services are received.

For the three month and nine month periods ended September 30, 2009, non-employee (i.e. consultants) option expense was $0 and $19,703 for research and development and $1,478 and $4,864 for general and administrative, respectively. For the three month and nine month periods ended September 30, 2008 non-employee option expense was $0 for both research and development and general and administrative.

In September 2009, the Chief Executive Officer/President exercised 400,000 stock options at $0.25 per share. Also during September 2009, the Chief Accounting Officer exercised 25,000 stock options at $0.43 per share.

Unrecognized share-based compensation expense, including time-based options, performance-based options and restricted stock awards expected to be recognized over an estimated weighted-average amortization period of 0.57 years was approximately $162,000 at September 30, 2009 and over an estimated weighted-average amortization period of 2.2 years was approximately $1,309,000 at September 30, 2008.

A summary of activity under the Company’s stock option plans for the three month and nine month periods ended September 30, 2009 is as follows:

		Options Outstanding
	Shares Available to grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	4,041,408	2,228,213	$2.15

Restricted shares issued to directors	(11,251)	—	—
Shares issued	(1,000,000)	1,000,000	0.25
Shares cancelled and forfeited 2003 Plan	—	(398,121)	2.31

Balance at March 31, 2009	3,030,157	2,830,092	1.44
Shares (issued ) forfeited to directors	29,167	—
Options granted	(150,000)	150,000	0.43
Shares cancelled and forfeited	41,677	(322,870)	2.31

Balance at June 30, 2009	2,951,001	2,657,222	1.28
Shares issued	(512,195)	—	—
Options exercised	—	(425,000)	0.26
Shares cancelled and forfeited	250,000	(800,672)	2.06

Balance at September 30, 2009	2,688,806	1,431,550	$1.15

9. Commitments and Contingencies

On March 10, 2009, the United States Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application (“IND”) for DB959, allowing DARA to commence Phase 1 studies in humans. DB959 is a unique, first-in-class dual peroxisome proliferator activated receptor (“PPAR”) delta/gamma agonist and is intended for use in the treatment of Type 2 Diabetes Mellitus (“T2D”) including addressing the abnormalities in cholesterol and triglycerides in these patients. DARA plans to study DB959 as both monotherapy and in combination with other standard glucose lowering agents such as metformin, dipeptidyl-peptidase IV (“DPP-IV”) inhibitors, sulphonylureas (“SU”), and metformin/SU combinations. DARA is in the process of evaluating strategies for raising additional capital and/or forming strategic partnerships to fund further clinical development. Under the terms of its third party license agreement, this IND approval triggers a $500,000 milestone payment to be paid within 90 days.

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

10. Income Taxes

The Company did not record any current tax expense in the three and nine month periods ended September 30, 2009 and 2008.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The Company adopted the provisions of ASC 740 Income Taxes as of January 1, 2007. The Company had approximately $264,723 and $253,174 of unrecognized tax liabilities at September 30, 2009 and December 31, 2008, respectively, which if recognized, would affect the effective tax rate for computing tax expense for the six and twelve month periods then ended, respectively. Consistent with prior periods, the Company accrued interest and penalties, if any, within its interest expense.

11. Employee Benefit Plan

As part of the Company’s cost reduction program, effective April 1, 2009, the Company amended its contribution to the employee benefit plan to remove the Safe Harbor Cash or Deferred Arrangement provisions. The plan provides for voluntary employee contributions and a discretionary matching employer contribution equal to amounts that do not exceed the maximum amounts allowed by the Internal Revenue Service. The defined contribution plan match prior to the effective date of the amendment was $6,524. The Company does not anticipate matching employee contributions for the remainder of the year.

12. Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, which represents the date the Company’s Form 10-Q for the quarter ended September 30, 2009 was filed with the Securities and Exchange Commission.

On October 13, 2009, DARA entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 1,400,037 shares of the Company’s common stock and 700,018 warrants to purchase shares of common stock. In the offering, the common stock and warrants were sold in units for $0.5357 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. Under the securities purchase agreement, the units were sold at a closing that was completed on October 14, 2009 for gross proceeds of $750,000. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $0.4732. The warrants are immediately exercisable and expire October 14, 2014.

On October 9, 2009, DARA entered into an Addendum and First Amendment to Material Transfer Agreement (the “Amendment”) with America Stem Cell, Inc. pursuant to which the Material Transfer Agreement between the Company and America Stem Cell dated March 24, 2008 (the “Agreement”) was amended. Under the Agreement, the Company is providing America Stem Cell with dipeptidylpeptidase (DPP-IV) inhibitors from its proprietary library which America Stem Cell is using to further its research and development program related to hematopoietic stem cell (HSC) transplants (the “Program”). Under the Agreement as amended by the Amendment, America Stem Cell is required to pay the Company a total of $250,000, in four equal installments over approximately three years, contingent upon America Stem Cell’s receipt of at least $3 million in grant funding for the Program.

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

Overview

We are a Raleigh, North Carolina-based development stage biopharmaceutical company that acquires promising therapeutic drug candidates from third parties and advances their clinical development for later sale or license to healthcare companies. We operate a business model that focuses on the following:

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

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. To date, we have received net proceeds from the sale of those assets in the amount of $1,951,211 in sale of marketable securities and $4,405,692 in proceeds from sale of an investment. These proceeds together with capital raised from the sale of our securities have been our primary source of working capital.

We expect to continue to incur operating losses in the near-term. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

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

KRN5500

KRN5500 is a drug candidate with development for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of this market being targeted is chemotherapy-induced neuropathic pain (CINP). On May 12, 2009, the Company announced positive results from the recently completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. A second larger Phase 2 trial is planned for initiation in the fourth quarter 2009 assuming sufficient additional funding is secured or through a collaboration or out-license.

We incurred approximately $144,000 and $422,000 in development costs associated with the development of KRN5500 during the three and nine month periods ended September 30, 2009, respectively, and we have incurred costs of approximately $3,391,000 from inception to September 30, 2009. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

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

We incurred approximately $77,000 and $733,000 in development costs associated with the development of DB959 during the three and nine month periods ended September 30, 2009, respectively, and we have incurred costs of approximately $4,099,000 from inception to September 30, 2009. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $5.4 billion in 2010.

Based on recently published literature, the Company is exploring the PPARs in its library for the treatment of Alzheimer’s disease, Multiple sclerosis (MS), liver disease, and autoimmune disease.

DB160

DB160 is a DPP-IV inhibitor for the treatment of type 2 diabetes. DPP-IV is an enzyme that inactivates a key hormone involved in promoting control of blood sugar levels thus giving diabetics better control of their blood sugar levels. Prior to the implementation of the cost reduction plan, the Company was developing this drug candidate as a once-daily oral therapy. We are currently negotiating with America Stem Cell to provide America Stem Cell with dipeptidylpeptidase (DPP-IV) inhibitors from the Company’s proprietary library for America Stem Cell to use to further its research and development program related to hematopoietic stem cell (HSC) transplants. We will continue to evaluate the competitive environment for DB160 and potential positioning of the compound for other indications. If our evaluation concludes that further development is warranted, the next step in our development of this candidate would be to file an IND application to the FDA. Our development work with DB160 is pursuant to an exclusive worldwide license to develop and commercialize the drug candidate from Nuada, LLC.

We incurred approximately $4,000 and $13,000 in direct outside development costs associated with the development of DB160 for the three and nine month periods ended September 30, 2009, respectively, and we have incurred costs of approximately $2.3 million from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $5.1 billion in 2016.

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

We incurred approximately $0 and $14,000 in direct outside development costs associated with the development of DB900 series compounds for the three and nine month periods ended September 30, 2009, respectively, and we have incurred costs of approximately $129,000 from inception to date.

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

We incurred approximately $0 and less than $1,000 in direct development costs associated with the development of DB200 series compounds for the three and nine month periods ended September 30, 2009, respectively, and we have incurred costs of approximately $377,000 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.6 billion in 2014.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by FASB ASC 718 . For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $117,867 and $666,228 for the three month periods ended September 30, 2009 and 2008, respectively, and $298,548 and $1,095,080 for the nine month periods ended September 30, 2009 and 2008, respectively. The Company recognized stock-based compensation expense for awards to non-employees totaling $1,478 and $24,567 for the three and nine months ended September 30, 2009, respectively. The Company did not have any non-employee option expense for the three and nine months ended September 30, 2008.

Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at our balance sheet date. Actual results may differ from such estimates.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Research and development expenses decreased approximately $2,409,000, from approximately $2,705,000 for the three months ended September 30, 2008 to approximately $296,000 for the corresponding 2009 period, primarily as a result of the implementation of a cost reduction plan to conserve our remaining cash balance and to the delay in the development of three of the Company’s drug programs.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased approximately $709,000, from approximately $1,272,000 for the three months ended September 30, 2008 to approximately $563,000 for the corresponding 2009 period, as a result of the implementation of a cost reduction plan to conserve our remaining cash balance.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased approximately $20,000 from an income of approximately $6,000 for the three months ended September 30, 2008 to an expense of approximately $14,000 for the corresponding 2009 period. The increase in expense is primarily due the expense accrual for the SVI loan.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Research and development expenses decreased approximately $4,748,000, from approximately $6,197,000 for the nine months ended September 30, 2008 to approximately $1,449,000 for the corresponding 2009 period, primarily as a result of the implementation of a cost reduction plan to conserve our remaining cash balance and to the delay in the development of three of the Company’s drug programs.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased approximately $1,438,000, from approximately $3,538,000 for the nine months ended September 30, 2008 to approximately $2,100,000 for the corresponding 2009 period, primarily as a result of the substantial expenses we incurred in the first quarter of 2008 in connection with the Merger and becoming a public company and the implementation of a cost reduction plan to conserve our remaining cash balance.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net increased approximately $574,000 from income of approximately $115,000 for the nine months ended September 30, 2008 to income of approximately $689,000 for the corresponding 2009 period. The increase is primarily due to the gain on investments of approximately $551,000 from the distribution of SurgiVision stock, as well as the gain on the Company’s sale of its marketable securities of approximately $178,000, offset by disposition of equipment and interest expense.

Liquidity and Capital Resources

Overview

From inception through September 30, 2009, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised approximately $29,907,000 in net proceeds, including approximately $3,418,000 in net proceeds from the Company’s two registered direct offerings in September 2009 and $1,298,000 in net proceeds from the Company’s private placement in June 2009 pursuant to the Purchase Agreement (see following discussion), (2) the sale of securities we acquired through investments made in other companies, through which we raised approximately $6,260,000, and (3) a $500,000 loan we received from SurgiVision, Inc.

At September 30, 2009, our principal sources of liquidity were our cash and cash equivalents which totaled approximately $4,037,000. As of September 30, 2009, we had net working capital of approximately $2,386,000. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to preclinical and clinical trials, increased administrative expenses to support our research and development operations and increased capital expenditures, and various equipment needs and facility improvements.

On September 16, 2009, we entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 2,200,000 shares of the Company’s common stock and 1,100,000 warrants to purchase shares of common stock. Our gross proceeds from this sale were approximately $1,216,000, and net proceeds after placement agent fees were approximately $1,118,000.

On September 10, 2009, we entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 6,578,947 shares of the Company’s common stock and 4,934,210 warrants to purchase shares of common stock. Our gross proceeds from this sale were approximately $2,500,000, and net proceeds after placement agent fees were approximately $2,300,000. In connection with the entry into the Securities Purchase Agreement on September 16, 2009 as described above, the number of shares covered by these warrants increased by ten percent to 5,427,630 as the result of the operation of applicable anti-dilution provisions.

On June 15, 2009, we entered into a Securities Purchase Agreement with certain accredited investors in connection with the private issuance and sale to such investors of 3,433,884 units. Each unit consisted of (1) one share of common stock and (2)

one warrant to purchase one share of common stock. Our gross proceeds from this sale were $1,397,000, and net proceeds after placement agent fees were approximately $1,298,000.

Cash Flows

During the nine month period ended September 30, 2009, cash used in our operating activities was approximately $2,880,000. This decrease in cash from operations was primarily due to the operating loss offset in part by non-cash stock-based compensation of approximately $325,000 and depreciation and amortization of approximately $119,000. Prepaid expenses decreased by approximately $32,000 for the nine month period ended September 30, 2009, primarily representing prepaid director and officer insurance coverage. Accounts payable increased by approximately $193,000 and accrued liabilities decreased by approximately $60,000 during the nine month period ended September 30, 2009, primarily due to the $100,000 milestone payment to Bayer and corresponding $400,000 in accounts payable for the cleared IND application for DB959.

Our investing activities provided net cash of approximately $667,000 for the nine month period ended September 30, 2009, primarily as a result of proceeds of approximately $178,000 from sale of marketable securities and proceeds of $500,000 from the sale of an investment, offset by payments on capital lease and purchase of equipment.

We generated approximately $5,000,000 of cash from the issuance of common stock and warrants during the nine month period ended September 30, 2009. We generated approximately $111,000 from the exercise of options during the nine month period ended September 30, 2009. The Company entered into a loan agreement for $500,000 at 8% interest per annum due July 30, 2010.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations into the second quarter of 2010. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities or the sale of certain of our investments. We have no commitments to obtain any additional funds and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	respond to customers and competition; or

•	remain in operation.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2009 that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

NASDAQ Delisting Notice

On April 6, 2009, we received a letter from the NASDAQ Stock Market (“NASDAQ”) notifying us that, based on our Form 10-K for the period ended December 31, 2008, we no longer maintained the minimum $2,500,000 stockholders’ equity required for continued listing on The NASDAQ Capital Market under Marketplace Stockholders’ Equity Rule 4310(c)(3) (the “Stockholders’ Equity Rule”). On October 22, 2009, the Company received notification from NASDAQ indicating that the Company had demonstrated compliance with the Stockholders’ Equity Rule.

On September 15, 2009, we received a letter from NASDAQ stating that the minimum bid price of the our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The notification letter states that DARA will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the Minimum Bid Price Rule. In accordance with Marketplace Rule 5810(c)(3)(a), we will regain compliance if the closing bid price of the our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we do not regain compliance with the Minimum Bid Price Rule by March 15, 2010, our common stock may be delisted from NASDAQ.

If our common stock were delisted from NASDAQ, among other things, it could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws, fewer business development opportunities and greater difficulty in obtaining financing.

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

During the nine month period ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of November  13, 2009, we had no outstanding material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of DARA BioSciences, Inc. (the “Corporation”) was held August 12, 2009 at the Corporation’s offices at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615 at 11:00 a.m. local time. The Board of Directors had fixed June 26, 2009 as the record date for the Annual Meeting and provided appropriate notice concerning the availability of a list of stockholders of record for inspection by stockholders of the Corporation. More than a majority of the outstanding voting power represented by shares of Common Stock of the Corporation was represented at the meeting in person or by proxy. The following proposals were submitted and approved by the stockholders at the meeting:

1.	Election of four nominees to the Board of Directors:

	Votes For	Votes Withheld
Richard A. Franco, Sr.	23,557,559	137,018
Haywood D. Cochrane, Jr.	23,593,465	101,112
David J. Drutz, M.D.	23,593,739	100,838
Gail F. Lieberman	23,574,446	120,131

2.	Approval of the issuance of shares of the Corporation’s Common Stock in connection with a private placement transaction (28,201,143 for, 23,883 against, 12,898,576 broker non-votes, 591 abstaining).

3.	Ratification of the selection of Ernst & Young LLP as independent public accountants for fiscal 2009 (23,524,514 for, 29,280 against, 140,783 abstaining).

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARA BIOSCIENCES, INC.

Date: November 13, 2009	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to
4.1	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

4.2	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on September 21, 2009

10.1	Form of Securities Purchase Agreement dated September 10, 2009, by and between DARA BioSciences, Inc. and the purchasers signatory thereto	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

10.2	Placement Agent Agreement, dated August 21, 2009, by and between DARA BioSciences, Inc. and Moody Capital Solutions, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

10.3	Form of Securities Purchase Agreement dated September 16, 2009, by and between DARA BioSciences, Inc. and the purchasers signatory thereto	Incorporated by reference to the Company’s Report on Form 8-K filed on September 21, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002