Form 10-Q
period 2010-03-31
DARA BioSciences, Inc.
filed 2010-05-14
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 12, 2010 was approximately 3,060,212.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,988,069	$3,167,302
Prepaid expenses and other assets, current portion	288,117	149,040

Total current assets	4,276,186	3,316,342

Furniture, fixtures and equipment, net	53,543	56,213
Restricted cash	78,872	78,757
Prepaid expenses and other assets, net of current portion	199,331	216,664
Prepaid license fee, net	310,000	340,000
Investments	130,468	130,468

Total assets	$5,048,400	$4,138,444

Liabilities and stockholders’ equity
Accounts payable	$349,436	$374,565
Accrued liabilities	275,422	284,567
Capital lease obligation, current portion	6,717	6,338

Total current liabilities	631,575	665,470

Deferred lease obligation	11,987	10,968
Other liability	271,622	268,622
Capital lease obligation, net of current portion	20,180	22,009
Patent obligation	17,895	17,895

Total liabilities	953,259	984,964

Stockholders’ equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 3,057,130 shares issued and outstanding at March 31, 2010, 2,789,526 shares issued and outstanding at December 31, 2009.	30,571	27,895
Additional paid-in capital	32,673,627	30,588,276
Deficit accumulated during the development stage	(28,989,618)	(27,893,552)

Total stockholders’ equity before noncontrolling interest	3,714,580	2,722,619
Noncontrolling interest	380,561	430,861

Total stockholders’ equity	4,095,141	3,153,480

Total liabilities and stockholders’ equity	$5,048,400	$4,138,444

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period from June 22, 2002 (inception) through March 31, 2010
	Three months ended March 31,
	2010	2009
Operating expenses:
Research and development	$359,569	$890,558	$19,617,853
General and administrative	788,622	961,466	20,244,308

Total operating expenses	1,148,191	1,852,024	39,862,161

Loss from operations	(1,148,191)	(1,852,024)	(39,862,161)

Other income (expense):
Gain on distribution of nonmonetary asset	—	551,410	4,760,953
Gain on sale of marketable securities	—	81,314	6,780,147
Other (expense) income	(160)	(2,785)	110,183
Interest income (expense)	1,985	(9,227)	753,641

Other income (expense)	1,825	620,712	12,404,924

Loss before undistributed loss in equity method investments	(1,146,366)	(1,231,312)	(27,457,237)
Undistributed loss in equity method investments	—	—	(2,374,422)

Consolidated net loss	(1,146,366)	(1,231,312)	(29,831,659)

Net loss attributable to non-controlling interest	50,300	44,806	1,061,388

Net loss attributable to controlling interest	$(1,096,066)	$(1,186,506)	$(28,770,271)

Basic and diluted net loss per common share	$(0.38)	$(0.63)

Shares used in computing basic and diluted net loss per common share	2,895,753	1,881,987

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through March 31, 2010
	2010	2009
Operating activities
Consolidated net loss	$(1,146,366)	$(1,231,312)	$(29,831,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,760	57,024	451,591
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	228,482	145,900	4,744,087
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	—	230,920
Loss on disposal of capital assets	—	—	19,930
Gain on extinguishment of capital lease obligation	—	—	(12,240)
Loss on disposal of furniture, fixtures and equipment	160	2,785	36,065
Sale of investment as payment for interest expense	—	—	36,712
Distribution of investment for compensation	—	100,000	100,000
Gain on distribution of nonmonetary asset	—	(551,410)	(4,760,953)
Gain on sale of marketable securities	—	(81,314)	(6,780,147)
Deferred lease obligation	1,019	1,978	11,988
Changes in operating assets and liabilities:
Prepaid license fee and other prepaid expenses	(121,744)	(84,728)	(606,811)
Due from affiliates	—	—	—
Accounts payable	(25,129)	(201,830)	19,436
Accrued liabilities	(95,016)	601,364	(526,695)
Other liability	3,000	3,800	34,074

Net cash used in operating activities	(1,119,834)	(1,237,743)	(32,769,972)

Investing activities
Purchases of furniture, fixtures, and equipment	(3,600)	—	(196,659)
Proceeds from sale of furniture, fixtures, and equipment	350	150	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	81,470	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	—	500,000	4,405,692

Net cash (used in) provided by investing activities	(3,250)	581,620	3,777,276

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through March 31, 2010
	2010	2009
Financing activities
Proceeds from issuance of notes payable	—	500,000	605,000
Principal payments on notes payable	—	—	(255,000)
Repayments of capital lease obligation	(1,450)	(2,956)	(19,070)
Establishment of other financing	103,927	—	122,486
Repayments on other financing	(18,056)	—	(28,112)
Proceeds from exercise of options and warrants	100,000	—	479,355
Proceeds from issuance of common stock and warrants, net of issuance costs	1,759,545	—	32,154,978
Establishment of restricted cash	(115)	—	(78,872)

Net cash provided by financing activities	1,943,851	497,044	32,980,765

Net increase (decrease) in cash and cash equivalents	820,767	(159,079)	3,988,069

Cash and cash equivalents at beginning of period	3,167,302	959,898	—

Cash and cash equivalents at end of period	$3,988,069	$800,819	$3,988,069

Supplemental disclosure of non-cash financing activities
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees & non-employee directors	82,660	—	328,757
Shares issued to third party for services	22,650	—	386,578
Exchange of investment for cancellation of accrued interest	—	—	36,712
Exchange of investment for cancellation of note payable	—	—	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

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

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be a biopharmaceutical development company. The Company has incurred losses since inception through March 31, 2010 of $28,770,271 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

On May 12, 2010, the Company effected a reverse stock split of the Company’s common stock. Pursuant to this reverse stock split, each 16 shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split was converted into one share of the Company’s common stock. The main purpose of the reverse stock split is to enable the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing of the Company’s common stock on The NASDAQ Capital Market. All share or per share information included in these unaudited Notes to Consolidated Financial Statements and the audited and unaudited Consolidated Financial Statements have been retroactively restated to effect the reverse stock split.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., (which is wholly owned by the Company), DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company) and Point Therapeutics Massachusetts, Inc. The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Share-Based Compensation Valuation and Expense

Share-based compensation is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award on the date of grant. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 5 for further information.

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

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three months ended March 31, 2010 and 2009 calculation of diluted net loss per share as their effect is anti-dilutive. For the three months ended March 31, 2010 and 2009, 62,000 options, and 20,314 options, respectively, and 0 warrants for both years have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months ended March 31,
	2010	2009
Net loss attributable to controlling interest	$(1,096,066)	$(1,186,506)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	2,895,753	1,881,987

Basic and diluted net loss per common share attributable to controlling interest	$(0.38)	$(0.63)

Recently Issued Accounting Pronouncements

The ASC includes guidance in ASC 605-25, Revenue Recognition-Mutiple-Element Arrangements, related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Recognition for a Single Unit of Accounting that was codified by Accounting Standards Update (ASU) 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2009-13 will have a material impact on the Company’s financial statements.

At the March 2010 meeting, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition (EITF 08-9). The Accounting Standards Update resulting from EITF 08-9 amends ASC 605-28, Revenue Recognition-Milestone Method. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASC 605-28 will have a material impact on the Company’s financial statements.

3. Investments

MiMedx (NASDAQ: MDXG.OB)

The Company held 400,002 shares of equity securities in MiMedx Group, Inc. (OTBB:MDXG), formerly Spine Medica, Inc. MiMedx became a publicly traded company on February 8, 2008. The Company had carried the investment at cost of $400 and classified it as a long-term investment in fiscal years prior to that date.

The Company was restricted from selling the shares until February 9, 2009 and the Company sold 143,937 shares of MiMedx during the three months ended March 31, 2009 realizing a gain on the sale of marketable securities of $81,314. The market value of the Company’s remaining investment in MiMedx at March 31, 2009 was $97,670. The Company sold all its 400,002 shares of MiMedx as of June 30, 2009 and no longer holds an investment in MiMedx.

The Company does not have any other assets measured at fair value that would require non-recurring fair value adjustments (for example, where there is evidence of impairment).

SurgiVision, Inc.

SurgiVision, Inc. (SVI) is developing “real-time” devices to be used with Functional MRI Technology. The Company is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. On December 23, 2009, SVI filed a registration statement on Form S-1 in anticipation of an initial public offering (IPO).

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

On December 31, 2009, the Company entered into a Stock Purchase Agreement with SVI pursuant to which the Company sold 536,712 shares of SVI common stock to SVI. The purchase price for the shares was paid through cancellation of outstanding principal of $500,000 and accrued interest of $36,712 on the January 2009 secured promissory note issued by the Company to SVI. As of March 31, 2010, the remaining investment of 1,613,258 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 405,000 shares of common stock in SVI that has an exercise price of $0.80 per share.

Medeikon, Corporation

Medeikon Corporation (Medeikon) is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Medeikon at March 31, 2010.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon of $1,050,000 for the period from June 22, 2002 (inception) through March 31, 2010. The carrying value at March 31, 2010 and December 31, 2009 of the investment in Medeikon was $0.

The fair values of cost method investments (when applicable) are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.

4. Stockholders’ Equity

On February 26, 2010 and March 5, 2010, the Company entered into two Securities Purchase Agreements with certain accredited investors in connection with the private issuance and sale to such investors of 228,248 units and 6,648 units, respectively. Proceeds to the Company from these sales were $1,759,545, net of issuance costs of $6,959. Each unit consists of (1) one share of common stock and (2) one-half of a warrant to purchase one share of common stock. The units were issued and sold to investors for $7.52 per unit. The warrants have an exercise price of $7.52 and are exercisable beginning six months after the date of issuance with an expiration date of five years after the initial exercise date.

5. Share-Based Compensation

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

The fair value of options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended March 31,
	2010	2009
Expected dividend yield	—	—
Expected volatility	85%	81%
Weighted-average expected life (in years)	5.7	5.5
Risk free interest rate	2.62%	2.05%
Forfeiture rate	10%	10%

The Company’s consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended March 31,
	2010	2009
Research and development	$9,932	$52,778
General and administrative	113,393	67,470

Total share-based compensation related to employee and non-employee directors stock options	$123,325	$120,248

The Company issued 31,250 restricted shares to five employees during 2009. The Company’s President and CEO was awarded 18,750 restricted shares and four employees were each awarded 3,125 restricted shares. The shares will vest 100% on the anniversary of the grant, September 24, 2010. The Company recognized $56,466 and $14,116 stock-based compensation expense in general and administrative and research and development, respectively during the three months ended March 31, 2010. There was no restricted share expense for employees during the three months ended March 31, 2009.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vest one year from the date of issue, January 4, 2011. On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vest on January 4, 2011. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $12,078 and $10,999 for the three months ended March 31, 2010 and 2009, respectively.

On January 4, 2010 the Company issued 6,250 shares for third party services. During the three months ended March 31, 2010, the Company recognized share-based compensation related to issuance of restricted stock to non-employees in exchange for services totaling $21,400. There was no restricted share expense for non-employees during the three months ended March 31, 2009.

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

For the three months ended March 31, 2010 and 2009, non-employee (i.e. consultants) option expense was $0 and $13,360 for research and development and $1,097 and $1,293 for general and administrative, respectively.

In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.49 years was $315,739 at March 31, 2010 and over an estimated weighted-average amortization period of 1.83 years was $354,221 at March 31, 2009.

A summary of activity under the Company’s stock option plans for the three months ended March 31, 2010 is as follows:

		Options Outstanding
	Shares Available to grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	168,048	89,473	$18.40
2008 Stock Plan increase	284,347	—	—
Options granted	(68,125)	68,125	7.35
Options exercised	—	(25,000)	4.00
Shares issued as compensation	(7,708)	—	—

Balance at March 31, 2010	376,562	132,598	$15.42

6. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

7. Income Taxes

The Company did not record any current tax expense in the three months ended March 31, 2010 and 2009.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The total balance of unrecognized tax liabilities at March 31, 2010 was $271,622 which was recorded in other liability and if recognized, would affect the effective tax rate for computing tax expense for the three and twelve month periods then ended, respectively. Consistent with prior periods, the Company accrued interest and penalties, if any, within its interest expense.

8. Employee Benefit Plan

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

9. Subsequent Events

On May 12, 2010 at the Company’s annual Stockholder’s meeting the stockholders approved the proposal to effect a reverse stock split to afford the board of directors the authority to implement a reverse stock split in its discretion within the range of 2:1 to 16:1. The board of directors authorized a reverse split of 16:1 which was implemented on May 12, 2010 and the financial statements included within this document have been adjusted accordingly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, which has been filed with the Securities and Exchange Commission (the “SEC”). .

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations. These statements and expectations are based on currently available competitive, financial and economic data along with our operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Forward-looking statements may address the following subjects: results of operations; development of drug candidates; operating expenses, including research and development expense; capital resources and access to financing; and results of clinical trials. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 under Part I, Item 1A — Risk Factors. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements.

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

Status of our Drug Candidates

We currently have a portfolio of drug candidates at various stages of development for the treatment of neuropathic pain for patients with cancer, type 2 diabetes (including dyslipidemia), enhancement of homing and engraftment of stem cell transplantation and psoriasis. Our portfolio also includes CPT-1 inhibitors intended for topical application for patients with psoriasis, a library of DPPIV inhibitors and a diverse library of approximately 1800 PPAR agonists of various molecular modalities. PPAR receptors are found throughout the human body and recent publications report that PPAR agonists may be useful in the treatment of Alzheimer’s disease, cystic fibrosis, liver disease, and a variety of autoimmune diseases. Because our diverse PPAR library has the potential to address the unmet medical needs of these diseases, we plan to explore several of these indications.

Our cost containment program announced on January 6, 2009, designed to reduce our cash burn rate, necessitated that we focus the majority of our working capital on advancing our two lead programs; the continued development of KRN5500 for the treatment of neuropathic pain for patients with cancer and DB959 for the treatment type 2 diabetes. Due to this allocation, we reduced our headcount by approximately 60 percent and inventoried three programs, DB160, DB900 and DB200, for future development. Based on our present working capital and sharpened focus, we have sufficient working capital to advance KRN5500 and DB959 development through 2010. In the event that these two candidates are not monetized during 2010, additional funding will be required to continue development. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate for the treatment of neuropathic pain in cancer patients. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The primary segment of the market being targeted by KRN5500 is chemotherapy-induced neuropathic pain. On May 12, 2009, we announced positive results from the recently completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. KRN5500 met its primary endpoint and was statistically significantly (p=0.03) better than placebo. A second Phase 2 clinical trial is planned to start during the second half of 2010. On April 26, 2010, DARA Therapeutics, Inc., a subsidiary of ours, entered into an agreement with the Division of Cancer Prevention, National Cancer Institute (“DCP”), which is an agency of the U.S. Government with a mission to improve cancer care, for the clinical development of KRN5500. Under the agreement, we will, at our sole cost and expense, supply DCP with KRN5500 to perform clinical trials that are intended to further test the effectiveness of KRN5500 as a treatment and/or prevention for chemotherapy-induced peripheral neuropathy. DCP will be responsible for all costs and expenses associated with DCP’s activities in carrying out the clinical trials.

We incurred $98,227 in development costs associated with the development of KRN5500 during the three month period ended March 31, 2010, and we have incurred costs of $3,505,336 from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $1.6 billion in 2014.

DB959

The second drug candidate, DB959, is a highly selective, non-thiazolidinedione (TZD), first-in-class dual PPAR (peroxisome proliferator activated receptor) delta/gamma agonist in development for type 2 diabetes. A phase 1 clinical for DB959 is underway and the Company plans to announce results in the second half of 2010. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain.

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

We incurred costs of $112,381 during the three month period ended March 31, 2010, and we have incurred costs of $4,320,027 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $21 billion in 2034.

DB160

DB160 is a dipeptidylpeptidase (DPPIV) inhibitor. Prior to January 2009 we were developing this drug candidate as a once-daily oral therapy for the treatment of type 2 diabetes. In connection with the implementation of our January 2009 cost reduction plan we suspended this development program. Our development work with DB160 is pursuant to an exclusive worldwide license to develop and commercialize the drug candidate from Nuada, LLC.

We incurred nominal expense of $210 during the three month period ended March 31, 2010, and we have incurred costs of $2,294,463 from inception to date.

On August 4, 2009, we announced a collaboration with America Stem Cell to expand on observations from recent preclinical studies showing that DPPIV inhibitors improve the efficiency of hematopoietic stem cell (HSC) transplants. On October 12, 2009, we entered into an Addendum and First Amendment to Material Transfer Agreement with America Stem Cell, Inc. pursuant to which the Material Transfer Agreement between the Company and America Stem Cell was amended. Under the Material Transfer Agreement, we are providing America Stem Cell with DB160 as well as another one of our DPPIV inhibitors, DB295, which America Stem Cell is using to further its research and development program related to HSC transplants.

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

We incurred $0 in direct outside development costs associated with the development of DB900 series compounds during the three month period ended March 31, 2010, and we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $30.0 billion in 2014.

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

We incurred $599 in direct outside development costs associated with the development of DB200 series compounds during the three month period ended March 31, 2010, and we have incurred costs of $379,818 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

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

We incurred $11,156 in direct costs associated with Talabostat during the three month period ended March 31, 2010, and we have incurred costs of $82,481 from inception to date.

Critical Accounting Policies and Significant Judgments and Estimates

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $205,985 and $131,247 for the three months ended March 31, 2010 and 2009, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $22,497 and $14,653 for the three months ended March 31, 2010 and 2009, respectively.

Carrying Value of Property and Equipment and the Value of Certain Liabilities

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Research and development expenses decreased $530,989 from $890,558 for the three months ended March 31, 2009 to $359,569 for the corresponding 2010 period, primarily as a result of the DB959 $500,000 Milestone payment to Bayer in 2009, as well as other cost reduction measures implemented in 2009.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased $172,844 from $961,466 for the three months ended March 31, 2009 to $788,622 for the corresponding 2010 period, as a result of the accrual of severance taken the first quarter of 2009 for the former Chief Operating Officer of the Company offset by an increase in option and restricted stock expense as well as an increase in investor relations expense and the reinstatement of Board of Director fees.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased $618,887 from an income of $620,712 for the three months ended March 31, 2009 to an income of $1,825 for the corresponding 2010 period. The decrease is primarily due to the gain on investments of $551,410 from the distribution of SurgiVision stock, as well as the gain on the Company’s sale of its marketable securities of $81,314 in 2009.

Liquidity and Capital Resources

Overview

From inception through March 31, 2010, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $32,161,937 in net proceeds, including $1,759,545 in net proceeds from the Company’s private placement in February and March 2010 discussed below and (2) the sale of securities we acquired through investments made in other companies, through which we raised $6,856,903.

On February 26, 2010 and March 5, 2010, we entered into two Securities Purchase Agreements with certain accredited investors in connection with the private issuance and sale to such investors of 228,243 units and 6,648 units, respectively. Our gross proceeds were $1,766,504. Each unit consisted of (1) one share of common stock and (2) one-half of a warrant to purchase one share of common stock. The units were issued and sold to investors for $7.52 per unit. The warrants have an exercise price of $7.52 and are exercisable beginning six months after the date of issuance with an expiration date of five years after the initial exercise date.

At March 31, 2010, our principal sources of liquidity were our cash and cash equivalents which totaled $3,988,069. As of March 31, 2010, we had net working capital of $3,644,611. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses.

Cash Flows

During the three months ended March 31, 2010, cash used in our operating activities was $1,119,834. Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $228,482 and depreciation and amortization of $35,760. Prepaid expenses increased by $121,744 for the three months ended March 31, 2010, primarily representing prepaid director and officer insurance coverage. Accounts payable decreased by $25,129 and accrued liabilities decreased by $95,016.

Our investing activities used $3,600 cash for the purchase of computers offset by the sale of equipment previously disposed.

We generated $1,759,545 of net cash from the private placement of common stock and warrants, $100,000 from the exercise of options by the Company’s President and CEO. We established $103,927 in other financing offset by payments of $19,506 on capital lease and other financing agreements during the three months ended March 31, 2010.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations through the end of 2010. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities or the sale of certain of our investments. In particular, as described in the Registration Statement on Form S-1 filed by us with the Securities and Exchange Commission on April 2, 2010, we are currently contemplating an underwritten public offering of $10 million of units comprised of shares of common stock and warrants to purchase shares of common stock. However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate this transaction or any other transaction. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	successfully out-license or otherwise monetize any of our programs; or

•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2010.

NASDAQ Capital Market Listing

Our common stock is currently traded on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. Since November 2008, our common stock has traded below the $1.00 per share level. The closing price on March 5, 2010, was $0.54 per share, pre-split. On September 15, 2009, we received a letter from NASDAQ stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The notification letter stated that we had until March 15, 2010, to regain compliance with the Minimum Bid Price Rule. In accordance with Marketplace Rule 5810(c)(3)(a), to regain compliance the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days.

We had not regained compliance with the Minimum Bid Price Rule as of March 15, 2010. Accordingly, we received a notice from NASDAQ on March 16, 2010 stating that due to our failure to so regain compliance with the Minimum Bid Price Rule our stock would be delisted. We requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”), which took place on April 28, 2010 and at which we requested the continued listing of our common stock on The NASDAQ Capital Market pending the completion of our plan to evidence compliance with the Minimum Bid Price Rule, the centerpiece of which is implementation of a reverse stock split. On May 12, 2010, we effected a reverse stock split pursuant to which each 16 shares of our common stock issued and outstanding immediately prior to the reverse stock split was converted into one share of our common stock. As a result, we anticipate that we will regain compliance with the Minimum Bid Price Rule. However, there can be no assurance that the Panel will grant our request for continued listing or that we will regain compliance with the Minimum Bid Price Rule, and if it does not or we do not, our common stock would be delisted from the NASDAQ Capital Market.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of May 13, 2010, we had no outstanding material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

The Annual Meeting of Stockholders of the Company was held May 12, 2010 at the Corporation’s offices at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615 at 11:00 a.m. local time. The following proposals, each of which is described in the definitive proxy statement filed by the Company with the SEC on April 12, 2010, were submitted to and approved by the stockholders at the meeting:

1.	Election of four members of the board of directors:

	Votes For	Votes Withheld
Richard A. Franco, Sr.	16,404,173	271,176
Haywood D. Cochrane, Jr.	16,307,969	367,380
David J. Drutz, M.D.	16,307,669	367,680
Gail F. Lieberman	16,306,855	368,494

2.

Approval of an amendment to the Certificate of Incorporation to effect a reverse stock split to afford the board of directors the authority to implement a reverse stock split in its discretion within the range of 2:1 to 16:1 (29,681,361 for, 1,726,504 against, 0 broker non-votes, 150,997 abstaining).

3.

Approval of an amendment to the Certificate of Incorporation to effect an increase in the authorized number of shares of common stock to up to 100,000,000 to afford the board of directors the authority to implement an increase in our authorized shares of common stock in its discretion (29,630,339 for, 1,521,064 against, 0 broker non-votes, 407,457 abstaining).

4.	Ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2010 fiscal year (31,196,312 for, 302,284 against, 0 broker non-votes, 60,265 abstaining).

On May 12, 2010, the Company filed a certificate of amendment to the Company’s restated certificate of incorporation in order to effect a 16-for-1 reverse stock split of the Company’s common stock effective as of the opening of trading of the Company’s common stock on the NASDAQ Capital Market on May 13, 2010. The main purpose of the reverse stock split is to enable the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing of the Company’s common stock on The NASDAQ Capital Market.

As a result of the reverse stock split, every 16 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The reverse stock split did not change the number of authorized shares of the Company’s common stock. No fractional shares of common stock were issued as a result of the reverse stock split. Holders of record of common stock who, as a result of the reverse stock split, would otherwise have received a fractional share of common stock, are entitled to receive a cash payment in lieu thereof.

The certificate of amendment to the Company’s restated certificate of incorporation is filed herewith as Exhibit 3 and is incorporated by reference herein.

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2010.

DARA BIOSCIENCES, INC.

Date: May 14, 2010	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3	Certificate of Amendment to Restated Certificate of Incorporation

4	Form of Common Stock Purchase Warrant

10	Form of Securities Purchase Agreement by and between DARA Pharmaceuticals, Inc. and certain accredited investors

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010