Form 10-Q
period 2010-06-30
DARA BioSciences, Inc.
filed 2010-08-13
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of August 11, 2010 was approximately 3,063,337.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,483,041	$3,167,302
Prepaid expenses and other assets, current portion	309,725	149,040

Total current assets	2,792,766	3,316,342

Furniture, fixtures and equipment, net	73,427	56,213
Restricted cash	51,400	78,757
Prepaid expenses and other assets, net of current portion	181,998	216,664
Prepaid license fee, net	280,000	340,000
Deferred stock issuance costs	92,930	—
Investments	130,468	130,468

Total assets	$3,602,989	$4,138,444

Liabilities and stockholders’ equity

Accounts payable	$412,098	$374,565
Accrued liabilities	683,954	284,567
Capital lease obligation, current portion	12,339	6,338

Total current liabilities	1,108,391	665,470

Deferred lease obligation	12,009	10,968
Other liability	274,322	268,622
Capital lease obligation, net of current portion	38,252	22,009
Patent obligation	17,895	17,895

Total liabilities	1,450,869	984,964

Stockholders’ equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 3,060,212 shares issued and outstanding at June 30, 2010, 2,789,526 shares issued and outstanding at December 31, 2009.	30,602	27,895
Additional paid-in capital	32,831,811	30,588,276
Deficit accumulated during the development stage	(31,017,472)	(27,893,552)

Total stockholders’ equity before noncontrolling interest	1,844,941	2,722,619
Noncontrolling interest	307,179	430,861

Total stockholders’ equity	2,152,120	3,153,480

Total liabilities and stockholders’ equity	$3,602,989	$4,138,444

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 22, 2002 (inception) through June 30, 2010
	2010	2009	2010	2009
Operating expenses:
Research and development	$1,265,910	$262,901	$1,625,479	$1,153,459	$20,883,763
General and administrative	835,470	575,457	1,624,092	1,536,923	21,079,778

Total operating expenses	2,101,380	838,358	3,249,571	2,690,382	41,963,541

Loss from operations	(2,101,380)	(838,358)	(3,249,571)	(2,690,382)	(41,963,541)

Other income (expense):
Gain on distribution of nonmonetary asset	—	—	—	551,410	4,760,953
Gain on sale of marketable securities	—	96,410	—	177,724	6,780,147
Other (expense) income	—	575	(160)	(2,210)	110,183
Interest income (expense)	144	(14,629)	2,129	(23,856)	753,785

Other income (expense)	144	82,356	1,969	703,068	12,405,068

Loss before undistributed loss in equity method investments	(2,101,236)	(756,002)	(3,247,602)	(1,987,314)	(29,558,473)
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Consolidated net loss	(2,101,236)	(756,002)	(3,247,602)	(1,987,314)	(31,932,895)

Net loss attributable to noncontrolling interest	73,382	45,827	123,682	90,633	1,134,770

Net loss attributable to controlling interest	$(2,027,854)	$(710,175)	$(3,123,920)	$(1,896,681)	$(30,798,125)

Basic and diluted net loss per common share	$(0.66)	$(0.37)	$(1.05)	$(1.00)

Shares used in computing basic and diluted net loss per common share	3,094,111	1,911,193	2,978,385	1,896,706

See accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		June 22, 2002 (inception) through June 30, 2010

	2010	2009
Operating activities
Consolidated net loss	$(3,247,602)	$(1,987,314)	$(31,932,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,526	111,741	488,357
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	386,697	203,771	4,902,302
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	47,706	230,920
Loss on disposal of capital assets	—	—	19,930
Gain on extinguishment of capital lease obligation	—	—	(12,240)
Loss on disposal of furniture, fixtures and equipment	160	2,785	36,065
Sale of investment as payment for interest expense	—	—	36,712
Distribution of investment for compensation	—	100,000	100,000
Gain on distribution of nonmonetary asset	—	(551,410)	(4,760,953)
Gain on sale of marketable securities	—	(177,724)	(6,780,147)
Deferred lease obligation	1,041	2,997	12,010
Changes in operating assets and liabilities:
Interest receivable	—	(588)
Prepaid license fee and other prepaid expenses	(126,019)	(97,660)	(611,086)
Due from affiliates	—	—	—
Accounts payable	37,533	(258,168)	82,098
Accrued liabilities	355,926	538,609	(75,753)
Other liability	5,700	7,600	36,774

Net cash used in operating activities	(2,514,038)	(2,057,655)	(34,164,176)

Investing activities
Purchases of furniture, fixtures, and equipment	(4,151)	—	(197,210)
Proceeds from sale of furniture, fixtures, and equipment	350	2,210	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	178,124	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	—	500,000	4,405,692

Net cash (used in) provided by investing activities	(3,801)	680,334	3,776,725

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six months ended June 30,		Period From June 22, 2002 (inception) through June 30,
	2010	2009	2010
Financing activities
Proceeds from issuance of notes payable	—	500,000	605,000
Principal payments on notes payable	—	—	(255,000)
Repayments of capital lease obligation	(3,855)	(6,092)	(21,475)
Establishment of other financing	103,927	—	122,486
Repayments on other financing	(60,466)	—	(70,522)
Proceeds from exercise of options and warrants	100,000	—	479,355
Proceeds from issuance of common stock and warrants, net of issuance costs	1,666,615	1,298,180	32,062,048
Establishment of restricted cash	27,357	—	(51,400)

Net cash provided by financing activities	1,833,578	1,792,088	32,870,492

Net (decrease) increase in cash and cash equivalents	(684,261)	414,767	2,483,041

Cash and cash equivalents at beginning of period	3,167,302	959,898	—

Cash and cash equivalents at end of period	$2,483,041	$1,374,665	$2,483,041

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees & non-employee directors	166,130	12,262	412,227
Shares issued to third party for services	37,525	—	401,453
Exchange of investment for cancellation of accrued interest	—	—	36,712
Exchange of investment for cancellation of note payable	—	—	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company” or “DARA”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage biopharmaceutical company that acquires therapeutic drug candidates for development and subsequent licensing or sale to biotechnology and pharmaceutical companies. The focus is primarily small molecules.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, acquiring promising therapeutic candidates for development, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be a biopharmaceutical company. The Company has incurred losses since inception through June 30, 2010 of $30,798,125 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

On May 12, 2010, the Company effected a reverse stock split of the Company’s common stock. Pursuant to this reverse stock split, each 16 shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split was converted into one share of the Company’s common stock. The main purpose of the reverse stock split was to enable the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing of the Company’s common stock on The NASDAQ Capital Market. All share or per share information included in these unaudited Notes to Consolidated Financial Statements and the audited and unaudited Consolidated Financial Statements have been retroactively restated to effect the reverse stock split.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three and six month periods ended June 30, 2010 and 2009 calculation of diluted net loss per share as their effect is anti-dilutive. For the period ended June 30, 2010, 145,098 options and 1,027,226 warrants have been excluded, because their inclusion would be anti-dilutive. Also for the period ended June 30, 2009, 166,076 options and 490,984 warrants have been excluded, because their inclusion would be anti-dilutive.

	Three Months ended June 30,
	2010	2009
Net loss attributable to controlling interest	$(2,027,854)	$(710,175)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	3,094,111	1,911,193

Basic and diluted net loss per common share attributable to controlling interest	$(0.66)	$(0.37)

	Six Months ended June 30,
	2010	2009
Net loss attributable to controlling interest	$(3,123,920)	$(1,896,681)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	2,978,385	1,896,706

Basic and diluted net loss per common share attributable to controlling interest	$(1.05)	$(1.00)

Recently Issued Accounting Pronouncements

The ASC includes guidance in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, related to the allocation of arrangement consideration to multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Recognition for a Single Unit of Accounting, which was codified by Accounting Standards Update (ASU) 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2009-13 will have a material impact on the Company’s financial statements.

At the March 2010 meeting, the FASB ratified EITF, Issue No. 08-9, Milestone Method of Revenue Recognition (EITF 08-9). The Accounting Standards Update resulting from EITF 08-9 amends ASC 605-28, Revenue Recognition Milestone Method. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASC 605-28 will have a material impact on the Company’s financial statements.

3. Investments

MiMedx (NASDAQ: MDXG.OB)

The Company held 400,002 shares of equity securities in MiMedx Group, Inc. (OTBB:MDXG), formerly Spine Medica, Inc. MiMedx became a publicly traded company on February 8, 2008. The Company had carried the investment at cost of $400 and classified it as a long-term investment in fiscal years prior to that date.

The Company was restricted from selling the shares until February 9, 2009 and the Company sold 243,565 shares of MiMedx during the three months ended June 30, 2009 realizing a gain on the sale of marketable securities of $96,410. Between February 9, 2009 and June 30, 2009, the Company sold all of its 400,002 shares of MiMedx realizing a gain on the sale of marketable securities of $177,724. At June 30, 2009, the Company no longer held an investment in MiMedx.

The Company does not have any other assets measured at fair value that would require non-recurring fair value adjustments (for example, where there is evidence of impairment).

SurgiVision, Inc.

SurgiVision, Inc. (SVI) is developing “real-time” devices to be used with Functional MRI Technology. The Company is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. On December 23, 2009, SVI filed a registration statement on Form S-1 in anticipation of an initial public offering (IPO). The following discussion reflects the effect of a 1-for-4 reverse stock split implemented by SVI on July 13, 2010. The Company’s initial investment of $2,000,000 for 2,273,743 shares was in 2004. In 2006, the Company distributed a dividend of 1,541,578 and 44,672 shares of SVI common stock to all investors and vested stock option holders, respectively.

In January 2009, the Company entered into a stock purchase and loan agreement and related agreements (the “Purchase and Loan Agreement”) with SVI in which the Company received $1,000,000 of total proceeds. The Company sold 125,000 of its 687,493 shares of SVI at $4.00 per share. In addition the Company entered into a loan agreement secured by 125,000 shares of the Company’s SVI stock. The Company recorded a gain of $459,500 on the sale.

Also in January 2009, the board of directors distributed 6,250 SVI shares to each of three independent members of the board valued at $4.00 per share. The Company distributed an additional 6,250 SVI shares valued at $4.00 per share as severance to its former Chief Financial Officer. The Company recorded compensation expense of $100,000 and a gain of $91,910 on distribution of nonmonetary asset.

On December 31, 2009, the Company entered into a Stock Purchase Agreement with SVI pursuant to which the Company sold 134,178 shares of SVI common stock to SVI. The purchase price for the shares was paid through cancellation of outstanding principal of $500,000 and accrued interest of $36,712 on the January 2009 secured promissory note issued by the Company to SVI. As of June 30, 2010, the remaining investment of 403,315 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 101,250 shares of common stock in SVI that has an exercise price of $3.20 per share.

Medeikon Corporation

Medeikon Corporation (Medeikon) is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Medeikon at June 30, 2010.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon of $1,050,000 for the period from June 22, 2002 (inception) through June 30, 2010. The carrying value at June 30, 2010 and December 31, 2009 of the investment in Medeikon was $0.

4. Stockholders’ Equity

On May 12, 2010, the Company effected a reverse stock split of the Company’s common stock. Pursuant to this reverse stock split, each 16 shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split was converted into one share of the Company’s common stock. The financial information within this document has been adjusted accordingly.

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

On June 15, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with the private issuance and sale to such investors of 214,617 units. Gross proceeds to the Company from this sale were $1,397,000, and net proceeds after placement agent fees were approximately $1,298,000.

5. Share-Based Compensation

Effective with the adoption of FASB ASC 718, Compensation-Stock Compensation, as of January 1, 2006, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method” as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U. S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. FASB ASC 718 requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

The fair value of options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended June 30,
	2010	2009
Expected dividend yield	—	—
Expected volatility	96%	83%
Weighted-average expected life (in years)	5.8	5.8
Risk free interest rate	2.56%	2.30%
Forfeiture rate	10%	10%

The Company’s consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$17,782	$14,771	$27,714	$67,549
General and administrative	41,820	33,402	155,213	100,872

Total stock-based compensation to employees and non-employee directors	$59,602	$48,173	$182,927	$168,421

The Company issued 31,250 restricted shares to five employees during 2009. The Company’s President and CEO was awarded 18,750 restricted shares and four employees were each awarded 3,125 restricted shares. The shares will vest 100% on the anniversary of the grant, September 24, 2010. The Company recognized $57,093 and $14,273 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended June 30, 2010. The Company recognized $113,559 and $28,389 stock-based compensation expense in general and administrative and research and development, respectively, during the six month period ended June 30, 2010. There was no restricted share expense for employees during the three and six month period ended June 30, 2009.

On January 4, 2010, the Company issued 625 shares of restricted stock each to two non-employee members of the board which vest one year from the date of issue, January 4, 2011. On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vests on January 4, 2011. The Company recognized share-based compensation expense related to the issuance of restricted stock to certain members of the board of directors in general and administrative expense of $12,104 and $24,182 for the three and six month period ended June 30, 2010, respectively. The Company recognized share-based compensation expense related to the issuance of restricted stock to certain members of the board of directors in general and administrative expense of $1,262 and $12,262 for the three and six month period ended June 30, 2009, respectively.

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

On April 30, 2010 the Company issued 3,125 shares and on January 4, 2010 the Company issued 6,250 shares to a third party in exchange for services. During the three and six month period ended June 30, 2010, the Company recognized share-based compensation related to issuance of restricted stock to non-employees in exchange for services of $14,042 and $35,441, respectively. There was no restricted share expense for non-employees during the six month period ended June 30, 2009.

For the three and six month periods ended June 30, 2010, non-employee option expense was $0 for research and development and $1,100 and $2,197 for general and administrative, respectively. For the three and six month periods ended June 30, 2009, non-employee option expense was $6,343 and $19,703 for research and development and $2,093 and $3,386 for general and administrative, respectively.

In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.33 years was $310,411 at June 30, 2010 and over an estimated weighted-average amortization period of 1.81 years was $267,347 at June 30, 2009.

A summary of activity under the Company’s stock option plans for the three months ended June 30, 2010 is as follows:

		Options Outstanding
	Shares Available to grant	Shares Subject to Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	168,048	89,473	$18.40
2008 Stock Plan increase	284,347	—	—
Options granted	(68,125)	68,125	7.35
Options exercised	—	(25,000)	4.00
Shares issued as compensation	(7,708)	—	—

Balance at March 31, 2010	376,562	132,598	$15.42

Options granted	(12,500)	12,500	6.25
Shares issued as compensation	(3,125)	—	—

Balance at June 30, 2010	360,937	145,098	$14.64

6. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

7. Income Taxes

The Company did not record any current tax expense in the three and six month periods ended June 30, 2010 and 2009.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The total balance of unrecognized tax liabilities at June 30, 2010 was $274,322 which was recorded in other liability and if recognized, would affect the effective tax rate for computing tax expense for the six and twelve month periods then ended, respectively. The Company accrues estimated interest and penalties related to unrecognized tax liabilities within its interest expense.

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

9. Subsequent Events

The Company has evaluated subsequent events through August 13, 2010, which represents the date the Company’s Form 10-Q for the quarter ended June 30, 2010 was filed with the Securities and Exchange Commission.

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

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. To date, we have received net proceeds from the sale of those assets in the amount of $1,951,211 in the sale of marketable securities and $4,405,692 in proceeds from sale of an investment. These proceeds together with capital raised from the sale of our securities have been our primary source of working capital.

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

Our cost containment program announced on January 6, 2009, designed to reduce our cash burn rate, necessitated that we focus the majority of our working capital on advancing our two lead programs: the continued development of KRN5500 for the treatment of neuropathic pain for patients with cancer and DB959 for the treatment of type 2 diabetes. Due to this allocation, we reduced our headcount by approximately 60 percent and inventoried three programs, DB160, DB900 and DB200, for future development. Based on our present working capital and sharpened focus, we have sufficient working capital to advance KRN5500 and DB959 development through 2010. In the event that these two candidates are not monetized during 2010, additional funding will be required to continue development. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate for the treatment of neuropathic pain. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. One primary segment of the market being targeted by KRN5500 is Chemotherapy-induced Peripheral Neuropathy (CIPN). On May 12, 2009, we announced positive results from the recently completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess its safety and efficacy. KRN5500 provided clinical proof of concept and statistical significance (p=0.03) in meeting its primary endpoint of pain reduction from baseline. KRN5500 was superior to placebo with a median reduction of 24% in patient rated pain scores, compared to median of zero (0) for placebo. In addition, KRN5500 demonstrated a median of 29% for best weekly improvement in pain scores compared to zero (0) for placebo (p=0.02) A Phase 2b clinical trial is planned to start during the first half of 2011.

On April 26, 2010, DARA Therapeutics, Inc., a subsidiary of ours, entered into an agreement with the Division of Cancer Prevention, National Cancer Institute (“DCP”), which is an agency of the U.S. Government with a mission to improve cancer care, for the clinical development of KRN5500. Chronic neuropathic pain, due to cancer treatments or increased vulnerability to other etiologies, is a frequent complication in cancer; etiologies for the neuropathic pain in the KRN5500 Phase 2a study included CIPN in 84% of the patients. Under the agreement with DCP, we will, at our sole cost and expense, supply DCP with KRN5500 to perform clinical trials that are intended to further test the effectiveness of KRN5500 as a treatment and/or prevention for Chemotherapy-induced Peripheral Neuropathy. DCP will be responsible for all costs and expenses associated with DCP’s activities in carrying out the clinical trials.

We incurred $187,190 and $285,417 in development costs associated with the development of KRN5500 during the three and six month periods ended June 30, 2010, and we have incurred costs of $3,692,526 from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $8 to $9 billion in the U.S. alone.

DB959

The second drug candidate, DB959, is a highly selective, non-thiazolidinedione (TZD), first-in-class dual PPAR (peroxisome proliferator activated receptor) delta/gamma agonist in development for type 2 diabetes. A phase 1 clinical trial for DB959 is underway and the Company plans to announce results in the second half of 2010. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain.

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

We incurred costs of $816,030 and $928,411 during the three and six month periods ended June 30, 2010, and we have incurred costs of $5,136,057 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $21 billion in 2034.

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

We incurred nominal expense of $16,803 and $17,013 during the three and six month periods ended June 30, 2010, and we have incurred costs of $2,311,476 from inception to date.

On August 4, 2009, we announced collaboration with America Stem Cell, Inc. to expand on observations from recent preclinical studies showing that DPPIV inhibitors improve the efficiency of hematopoietic stem cell (HSC) transplants. On October 12, 2009, we entered into an Addendum and First Amendment to Material Transfer Agreement with America Stem Cell, Inc. pursuant to which the Material Transfer Agreement between the Company and America Stem Cell was amended. Under the Material Transfer Agreement, we are providing America Stem Cell with DB160 as well as another one of our DPPIV inhibitors, DB295, which America Stem Cell is using to further its research and development program related to HSC transplants.

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

We incurred $0 in direct outside development costs associated with the development of DB900 series compounds during the three and six month periods ended June 30, 2010, and we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $30.0 billion in 2014.

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

We incurred $1,224 and $1,823 in direct outside development costs associated with the development of DB200 series compounds during the three and six month periods ended June 30, 2010, and we have incurred costs of $381,042 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

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

We incurred $14,004 and $25,160 in direct costs associated with Talabostat during the three and six month periods ended June 30, 2010, and we have incurred costs of $96,485 from inception to date.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $143,073 and $49,434 for the three months ended June 30, 2010 and 2009, respectively, and $349,058 and $180,683 for the six month periods ended June 30, 2010 and 2009, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $15,142 and $8,436 for the three months ended June 30, 2010 and 2009, respectively, and $37,638 and $23,089 for the six month periods ended June 30, 2010 and 2009, respectively.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Development expenses increased $1,003,009 from $262,901 for the three months ended June 30, 2009 to $1,265,910 for the corresponding 2010 period, primarily as a result of the initiation of a phase 1 study for DB959 whose results we plan to announce in the Fall as well as the completion of the improved formulation, validation and manufacture of KRN5500. Clinical studies planned with the National Cancer Institute (NCI) will utilize this new formulation.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased $260,013 from $575,457 for the three months ended June 30, 2009 to $835,470 for the corresponding 2010 period, primarily as a result of additional compensation expense and expenses associated with our capital raise activities.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased $82,212 from an income of $82,356 for the three months ended June 30, 2009 to an income of $144 for the corresponding 2010 period. The decrease is due to the gain on the Company’s sale of its marketable securities of $96,410 in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Development expenses increased $472,020 from $1,153,459 for the six months ended June 30, 2009 to $1,625,479 for the corresponding 2010 period, primarily as a result of the initiation of a phase 1 study for DB959 whose results we plan to announce in the Fall as well as the completion of the improved formulation, validation and manufacture of KRN5500. Clinical studies planned with the National Cancer Institute (NCI) will utilize this new formulation.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased $87,169 from $1,536,923 for the six months ended June 30, 2009 to $1,624,092 for the corresponding 2010 period, primarily as a result of additional compensation expense and expenses associated with our capital raise activities.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased $701,099 from an income of $703,068 for the six months ended June 30, 2009 to an income of $1,969 for the corresponding 2010 period. The decrease is primarily due to the gain on investments of $551,410 from the distribution of SurgiVision stock, as well as the gain on the Company’s sale of its marketable securities of $177,724 in 2009.

Liquidity and Capital Resources

Overview

From inception through June 30, 2010, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $32,062,048 in net proceeds, including $1,759,545 in net proceeds from the Company’s private placement in February and March 2010 discussed below and (2) the sale of securities we acquired through investments made in other companies, through which we raised $6,856,903.

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

At June 30, 2010, our principal sources of liquidity were our cash and cash equivalents which totaled $2,483,041. As of June 30, 2010, we had net working capital of $1,684,375. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses.

Cash Flows

During the six month period ended June 30, 2010, cash used in our operating activities was $2,514,038. Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $386,697 and depreciation and amortization of $72,526. Prepaid expenses increased by $126,019 for the six month period ended June 30, 2010, primarily representing prepaid director and officer insurance coverage. Accounts payable increased by $37,533 and accrued liabilities increased by $355,926.

Our investing activities used $3,801 cash for the purchase of computers offset by the sale of equipment previously disposed.

We generated $1,666,615 of cash from the private placement of common stock and warrants, net of issuance costs, and $100,000 from the exercise of options by the Company’s President and CEO. We established $103,927 in other financing offset by payments of $64,321 on capital lease and other financing agreements during the six month period ended June 30, 2010.

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

We had no off-balance sheet arrangements as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2009 we entered into a letter of agreement with Cameron Associates, Inc., an investor relations firm, pursuant to which we agreed as partial consideration for services to be rendered to us under the agreement to issue to such firm a total of 12,500 shares of our common stock. These shares were issued as follows:

•	6,250 shares on January 4, 2010;

•	3,125 shares on April 30, 2010; and

•	3,125 shares on July 31, 2010.

These shares were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.

•	At the time of the purchase, Cameron Associates, Inc. was an accredited investor, as defined in Rule 501(a) of the Securities Act.

•	Cameron Associates, Inc. has had access to information regarding DARA and is knowledgeable about us and our business affairs.

•

All shares issued to Cameron Associates, Inc. were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2010.

DARA BIOSCIENCES, INC.

Date: August 13, 2010	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2010

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2010

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2010