Form 10-Q
period 2010-09-30
DARA BioSciences, Inc.
filed 2010-11-12
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of November 11, 2010 was approximately 3,676,004.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$874,577	$3,167,302
Prepaid expenses and other assets, current portion	328,966	149,040

Total current assets	1,203,543	3,316,342

Furniture, fixtures and equipment, net	67,111	56,213
Restricted cash	51,401	78,757
Prepaid expenses and other assets, net of current portion	164,664	216,664
Prepaid license fee, net	250,000	340,000
Deferred stock issuance costs	220,455	—
Investments	130,468	130,468

Total assets	$2,087,642	$4,138,444

Liabilities and stockholders’ equity

Accounts payable	$763,832	$374,565
Accrued liabilities	498,350	284,567
Capital lease obligation, current portion	12,766	6,338

Total current liabilities	1,274,948	665,470

Deferred lease obligation	12,032	10,968
Other liability	277,022	268,622
Capital lease obligation, net of current portion	34,893	22,009
Patent obligation	7,895	17,895

Total liabilities	1,606,790	984,964

Stockholders’ equity
Common stock, $0.01 par value, 75,000,000 shares authorized, 3,063,337 shares issued and outstanding at September 30, 2010, 2,789,526 shares issued and outstanding at December 31, 2009.	30,633	27,895

Additional paid-in capital	32,963,357	30,588,276
Deficit accumulated during the development stage	(32,721,175)	(27,893,552)

Total stockholders’ equity before noncontrolling interest	272,815	2,722,619
Noncontrolling interest	208,037	430,861

Total stockholders’ equity	480,852	3,153,480

Total liabilities and stockholders’ equity	$2,087,642	$4,138,444

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from June 22, 2002 (inception)
					through
	Three months ended September 30,		Nine months ended September 30,		September 30, 2010
	2010	2009	2010	2009

Operating expenses:
Research and development	$1,189,101	$295,945	$2,814,580	$1,449,404	$22,072,864
General and administrative	610,832	562,950	2,234,924	2,099,873	21,690,610

Total operating expenses	1,799,933	858,895	5,049,504	3,549,277	43,763,474

Loss from operations	(1,799,933)	(858,895)	(5,049,504)	(3,549,277)	(43,763,474)

Other (expense) income:
Gain on distribution of nonmonetary asset	—	—	—	551,410	4,760,953
Gain on sale of marketable securities	—	—	—	177,724	6,780,147
Other (expense) income	—	325	(160)	(1,885)	110,183
Interest (expense) income	(2,912)	(14,723)	(783)	(38,579)	750,873

Other (expense) income	(2,912)	(14,398)	(943)	688,670	12,402,156

Loss before undistributed loss in equity method investments	(1,802,845)	(873,293)	(5,050,447)	(2,860,607)	(31,361,318)
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Consolidated net loss	(1,802,845)	(873,293)	(5,050,447)	(2,860,607)	(33,735,740)

Net loss attributable to non controlling interest	99,142	48,117	222,824	138,750	1,233,912

Net loss attributable to controlling interest	$(1,703,703)	$(825,176)	$(4,827,623)	$(2,721,857)	$(32,501,828)

Basic and diluted net loss per common share	$(0.56)	$(0.38)	$(1.61)	$(1.37)

Shares used in computing basic and diluted net loss per common share	3,062,318	2,182,046	3,006,670	1,992,864

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period From June 22, 2002 (inception) through September 30,
	2010	2009	2010
Operating activities
Consolidated net loss	$(5,050,447)	$(2,860,607)	$(33,735,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,842	118,578	524,673
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	518,274	324,783	5,033,879
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	47,706	230,920
Loss on disposal of capital assets	—	—	19,930
Gain on extinguishment of capital lease obligation	—	—	(12,240)
Loss on disposal of furniture, fixtures and equipment	160	1,885	36,065
Sale of investment as payment for interest expense	—	—	36,712
Distribution of investment for compensation	—	100,000	100,000
Gain on distribution of nonmonetary asset	—	(551,410)	(4,760,953)
Gain on sale of marketable securities	—	(177,724)	(6,780,147)
Deferred lease obligation	1,064	4,016	12,033
Changes in operating assets and liabilities:
Prepaid license fee and other prepaid expenses	(127,926)	(31,842)	(612,993)
Accounts payable	389,267	192,672	433,832
Accrued liabilities	185,122	(59,886)	(246,557)
Other liability	8,400	11,549	39,474

Net cash used in operating activities	(3,967,244)	(2,880,280)	(35,617,382)

Investing activities
Purchases of furniture, fixtures, and equipment	(4,151)	(2,747)	(197,210)
Proceeds from sale of furniture, fixtures, and equipment	350	1,050	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	178,124	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in merger with Point Therapeutics, Inc.	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	—	500,000	4,405,692

Net cash (used in) provided by investing activities	(3,801)	676,427	3,776,725

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine months ended September 30,		Period From June 22, 2002 (inception) through September 30,
	2010	2009	2010
Financing activities
Proceeds from issuance of notes payable	—	500,000	605,000
Principal payments on notes payable	—	—	(255,000)
Repayments of capital lease obligation	(6,787)	(9,420)	(24,407)
Proceeds from other financing	121,517	—	140,076
Repayments on other financing	(102,856)	—	(112,912)
Proceeds from exercise of options and warrants	100,000	110,750	479,355
Proceeds from issuance of common stock and warrants, net of issuance costs	1,539,090	4,679,828	31,934,523
Proceeds in change of restricted cash	27,356	—	(51,401)

Net cash provided by financing activities	1,678,320	5,281,158	32,715,234

Net (decrease) increase in cash and cash equivalents	(2,292,725)	3,077,305	874,577

Cash and cash equivalents at beginning of period	3,167,302	959,898	—

Cash and cash equivalents at end of period	$874,577	$4,037,203	$874,577

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees and non-employee directors	245,709	27,186	491,806
Shares issued to third party for services	42,409	5,000	406,337
Exchange of investment for cancellation of accrued interest	—	—	36,712
Exchange of investment for cancellation of note payable	—	—	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

The accompanying notes are an integral part of these consolidated financial statements

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

At the present time the Company has two drug candidates with cleared IND (Investigational New Drug) Applications from the United States FDA which are advancing through clinical development. KRN5500 successfully completed a Phase 2a study and DB959 successfully completed a Phase 1 study.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, acquiring promising therapeutic candidates for development, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be a biopharmaceutical company. The Company has incurred losses since inception through September 30, 2010 of $32,501,828 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

In accordance with FASB ASC 320, the Company reassesses the appropriateness of the classification of its investments as of the end of each reporting period. .

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

The Company’s other investments include investments in privately-held companies. Pursuant to FASB ASC 323, Investments – Equity Method and Joint Ventures, the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the guidance required by FASB ASC 320.

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

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three and nine month periods ended September 30, 2010 and 2009 calculation of diluted net loss per share as their effect is anti-dilutive. For the period ended September 30, 2010, 145,098 options and 1,027,226 warrants have been excluded, because their inclusion would be anti-dilutive. Also for the period ended September 30, 2009, 89,472 options and 892,104 warrants have been excluded, because their inclusion would be anti-dilutive.

	Three Months ended September 30,
	2010	2009
Net loss attributable to controlling interest	$(1,703,703)	$(825,176)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	3,062,318	2,182,046

Basic and diluted net loss per common share attributable to controlling interest	$(0.56)	$(0.38)

	Nine Months ended September 30,
	2010	2009
Net loss attributable to controlling interest	$(4,827,623)	$(2,721,857)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	3,006,670	1,992,864

Basic and diluted net loss per common share attributable to controlling interest	$(1.61)	$(1.37)

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

The Company was restricted from selling the shares until February 9, 2009 and the Company sold 243,565 shares of MiMedx during the three months ended June 30, 2009 realizing a gain on the sale of marketable securities of $96,410. Between February 9, 2009 and June 30, 2009, the Company sold all of its 400,002 shares of MiMedx realizing a gain on the sale of marketable securities of $177,724. Since June 30, 2009, the Company no longer holds an investment in MiMedx.

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

On December 31, 2009, the Company entered into a Stock Purchase Agreement with SVI pursuant to which the Company sold 134,178 shares of SVI common stock to SVI. The purchase price for the shares was paid through cancellation of outstanding principal of $500,000 and accrued interest of $36,712 on the January 2009 secured promissory note issued by the Company to SVI. As of September 30, 2010, the remaining investment of 403,315 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 101,250 shares of common stock in SVI that has an exercise price of $3.20 per share.

Medeikon Corporation

Medeikon Corporation (Medeikon) is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Medeikon at September 30, 2010.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon of $1,050,000 for the period from June 22, 2002 (inception) through September 30, 2010. The carrying value at September 30, 2010 and December 31, 2009 of the investment in Medeikon was $0.

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

On February 26, 2010 and March 5, 2010, the Company entered into two Securities Purchase Agreements with certain accredited investors in connection with the private issuance and sale to such investors of 228,248 units and 6,648 units, respectively. Proceeds to the Company were $1,759,545, net of issuance costs of $6,959. Each unit consists of (1) one share of common stock and (2) one-half of a warrant to purchase one share of common stock. The units were issued and sold to investors for $7.52 per unit. The warrants have an exercise price of $7.52 and are exercisable beginning six months after the date of issuance with an expiration date of five years after the initial exercise date.

On September 10, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 411,184 shares of the Company’s common stock and 308,389 warrants to purchase shares of common stock. The common stock and warrants were issued and sold in units for $6.08 per unit, with each unit consisting of one share of common stock and three-fourths of a warrant to purchase one share of common stock for each unit purchased. Under the securities purchase agreement, the units were sold at a closing that was completed on September 14, 2009 for gross proceeds of $2,500,000 and net proceeds after placement agent fees were approximately $2,300,000. In connection with the September 18, 2009 transaction described above, the number of shares covered by these warrants increased by ten percent to 339,227 as the result of the operation of applicable anti-dilution provisions. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $8.96. The warrants are exercisable beginning March 15, 2010 and expire September 14, 2012.

On September 16, 2009, DARA entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 137,500 shares of the Company’s common stock and 68,750 warrants to purchase shares of common stock. In the offering, the common stock and warrants were sold in units for $8.84 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. The closing of the sale of units under the Purchase Agreement took place on September 18, 2009 for gross proceeds of $1,215,500 and net proceeds after placement agent fees were approximately $1,118,000. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $7.84. The warrants are immediately exercisable and expire September 18, 2014.

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

There were no options granted to employees and non-employee directors during the three months ended September 30, 2010 and 2009.

The Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$11,521	$21,069	$39,235	$88,618
General and administrative	35,707	81,872	190,920	182,744

Total stock-based compensation to employees and non-employee directors	$47,228	$102,941	$230,155	$271,362

The Company issued 31,250 restricted shares to five employees during 2009. The Company’s President and CEO was awarded 18,750 restricted shares and four employees were each awarded 3,125 restricted shares. The shares vested 100% on the anniversary of the grant, September 24, 2010. The Company recognized $53,956 and $13,489 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended September 30, 2010. The Company recognized $167,515 and $41,878 stock-based compensation expense in general and administrative and research and development, respectively, during the nine month period ended September 30, 2010. The Company recognized $3,764 and $941 stock-based compensation expense in general and administrative and research and development, respectively for the three and nine months period ended September 30, 2009. There was no restricted share expense for employees prior to this period.

On January 4, 2010, the Company issued 625 shares of restricted stock each to two non-employee members of the board which vest one year from the date of issue, January 4, 2011. On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vests on January 4, 2011. The Company recognized share-based compensation expense related to the issuance of restricted stock to certain members of the board of directors in general and administrative expense of $12,134 and $36,316 for the three and nine month periods ended September 30, 2010, respectively. The Company recognized share-based compensation expense related to the issuance of restricted stock to certain members of the board of directors in general and administrative expense of $10,220 and $22,481 for the three and nine month period ended September 30, 2009, respectively.

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

On July 30, 2010 the Company issued 3,125 shares, on April 30, 2010 the Company issued 3,125 shares and on January 4, 2010 the Company issued 6,250 shares to a third party in exchange for services. During the three and nine month period ended September 30, 2010, the Company recognized share-based compensation related to issuance of restricted stock to non-employees in exchange for services of $3,198 and $38,639, respectively. During the three and nine month period ended September 30, 2009 the Company recognized share-based compensation related to issuance of restricted stock to non-employees in exchange for services of $5,000.

For the three and nine month periods ended September 30, 2010, non-employee option expense was $0 for research and development and $1,573 and $3,770 for general and administrative, respectively. For the three and nine month periods ended September 30, 2009, non-employee option expense was $0 and $19,703 for research and development and $1,478 and $4,864 for general and administrative, respectively.

In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.21 years was $262,767 at September 30, 2010.

A summary of activity under the Company’s stock option plans for the three and nine months ended September 30, 2010 is as follows:

		Options Outstanding
	Shares Available to grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	168,048	89,473	$18.40
2008 Stock Plan increase	284,347	—	—
Options granted	(68,125)	68,125	7.35
Options exercised	—	(25,000)	4.00
Shares issued as compensation	(7,708)	—	—

Balance at March 31, 2010	376,562	132,598	15.42

Options granted	(12,500)	12,500	6.25
Shares issued as compensation	(3,125)	—	—

Balance at June 30, 2010	360,937	145,098	14.63

Shares issued as compensation	(3,125)	—	—

Balance at September 30, 2010	357,812	145,098	$14.63

6. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

7. Income Taxes

The Company did not record any current tax expense in the three and nine month periods ended September 30, 2010 and 2009.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The total balance of unrecognized tax liabilities at September 30, 2010 was $277,022 which was recorded in other liability and if recognized, would affect the effective tax rate for computing tax expense for the three and nine month periods then ended, respectively. The Company accrues estimated interest and penalties related to unrecognized tax liabilities within its interest expense.

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

9. Subsequent Events

The Company has evaluated subsequent events through November 12, 2010, which represents the date the Company’s Form 10-Q for the quarter ended September 30, 2010 was filed with the Securities and Exchange Commission.

On October 25, 2010, DARA entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 612,667 units, with each unit consisting of one of the Company’s common shares and 0.50 warrants to purchase one share of common stock for gross proceeds of approximately $1.4 million. In the offering which closed on October 26, 2010, the common stock and warrants were sold in units for $2.25 per unit. The warrants, which entitle the holders to purchase a total of 306,334 shares of common stock, will be exercisable beginning six months after the date of issuance and will expire on the fifth anniversary following the date they first become exercisable at an exercise price of $2.79 per share.

On October 29, 2010 the Company received Internal Revenue Service grant approvals under the Patient Protection and Affordable Care Act of 2010 for KRN5500 and DB959 in the combined amount of $488,958 for the calendar year 2009.

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

Overview

We are a Raleigh, North Carolina biopharmaceutical company that acquires promising therapeutic drug candidates from third parties and advances their clinical development for later sale or license to pharmaceutical and biotechnology companies or other entities that have the potential to complete development, gain approval and commercialize the product. At the present time the company is engaged in discussions with a number of pharmaceutical companies to out license KRN5500. We focus our therapeutic development efforts on small molecules from late preclinical development through Phase 2 clinical trials. We operate a business model that focuses on the following:

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

While in the past we had a broader pipeline of drug development programs, we are currently focusing all of our resources on our two most advanced drug development programs which are KRN5500 for the treatment of neuropathic pain in cancer patients and DB959 for the treatment of metabolic diseases including type 2 diabetes.

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

Our cost containment program announced on January 6, 2009, designed to reduce our cash burn rate, necessitated that we focus the majority of our working capital on advancing our two lead programs: the continued development of KRN5500 for the treatment of neuropathic pain for patients with cancer and DB959 for the treatment of type 2 diabetes. Due to this allocation, we reduced our headcount by approximately 60 percent and inventoried three programs, DB160, DB900 and DB200, for future development. Based on our present working capital and sharpened focus, we have sufficient working capital to advance KRN5500 and DB959 development through 2010. In the event that either of these two candidates is not monetized during 2010, additional funding will be required to continue development. A brief discussion of the status of each of our drug candidates follows.

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

We incurred $377,032 and $662,449 in development costs associated with the development of KRN5500 during the three and nine month periods ended September 30, 2010, and we have incurred costs of $4,069,558 from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $8 to $9 billion in the U.S. alone.

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

We incurred costs of $732,467 and $1,660,878 during the three and nine month periods ended September 30, 2010, and we have incurred costs of $5,868,524 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $21 billion in 2034.

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

We incurred nominal expense of $11,195 and $28,208 during the three and nine month periods ended September 30, 2010, and we have incurred costs of $2,322,671 from inception to date.

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

We incurred $0 in direct outside development costs associated with the development of DB900 series compounds during the three and nine month periods ended September 30, 2010, and we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $30 billion in 2014.

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

We incurred $240 and $2,063 in direct outside development costs associated with the development of DB200 series compounds during the three and nine month periods ended September 30, 2010, and we have incurred costs of $381,282 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

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

We incurred $7,489 and $32,649 in direct costs associated with Talabostat during the three and nine month periods ended September 30, 2010, and we have incurred costs of $103,974 from inception to date.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $126,807 and $117,867 for the three months ended September 30, 2010 and 2009, respectively, and $475,865 and $298,549 for the nine month periods ended September 30, 2010 and 2009, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $4,771 and $1,478 for the three months ended September 30, 2010 and 2009, respectively, and $42,409 and $24,567 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Research and Development expenses increased $893,156 from $295,945 for the three months ended September 30, 2009 to $1,189,101 for the corresponding 2010 period, primarily as a result of costs associated with the phase 1 study for DB959 whose results we plan to announce in the fourth quarter as well as the completion of the improved formulation, validation and manufacture of KRN5500. Clinical studies planned with the National Cancer Institute (NCI) will utilize this new formulation.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased $47,882 from $562,950 for the three months ended September 30, 2009 to $610,832 for the corresponding 2010 period, primarily as a result of additional compensation expense and expenses associated with our capital raise activities.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased $11,486 from an expense of $14,398 for the three months ended September 30, 2009 to an expense of $2,912 for the corresponding 2010 period. The decrease is due to accrued interest on our loan from SurgiVision of 8% per month in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Research and Development expenses increased $1,365,176 from $1,449,404 for the nine months ended September 30, 2009 to $2,814,580 for the corresponding 2010 period, primarily as a result of the initiation of a phase 1 study for DB959 whose results we plan to announce in the fourth quarter as well as the completion of the improved formulation, validation and manufacture of KRN5500. Clinical studies planned with the National Cancer Institute (NCI) will utilize this new formulation.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased $135,051 from $2,099,873 for the nine months ended September 30, 2009 to $2,234,924 for the corresponding 2010 period, primarily as a result of additional compensation expense and expenses associated with our capital raise activities.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies. Other (expense) income, net decreased $689,613 from an income of $688,670 for the nine months ended September 30, 2009 to an expense of $943 for the corresponding 2010 period. The decrease is primarily due to the gain on investments of $551,410 from the distribution of SurgiVision stock, as well as the gain on the Company’s sale of its marketable securities of $177,724 in 2009, offset by $30,000 in accrued interest for the SurgiVision loan in 2009.

Liquidity and Capital Resources

Overview

From inception through September 30, 2010, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $31,934,523 in net proceeds, including $1,759,545 in net proceeds from the Company’s private placement in February and March 2010 discussed below and (2) the sale of securities we acquired through investments made in other companies, through which we raised $6,856,903.

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

At September 30, 2010, our principal sources of liquidity were our cash and cash equivalents which totaled $874,577. As of September 30, 2010, we had net working capital deficit of $71,405. Our cash resources have been used to acquire licenses, fund research and development activities, capital expenditures, and general and administrative expenses.

On October 25, 2010, we entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering of 612,667 units, with each unit consisting of one of the Company’s common shares and 0.50 warrants to purchase one share of common stock for gross proceeds of approximately $1.4 million. In the offering which closed on October 26, 2010, the common stock and warrants were sold in units for $2.25 per unit. The warrants, which entitle the holders to purchase a total of 306,334 shares of common stock, will be exercisable beginning six months after the date of issuance and will expire on the fifth anniversary following the date they first become exercisable at an exercise price of $2.79 per share.

On October 29, 2010 the Company received Internal Revenue Service grant approvals under the Patient Protection and Affordable Care Act of 2010 for KRN5500 and DB959 in the combined amount of $488,958 for the calendar year 2009.

Cash Flows

During the nine month period ended September 30, 2010, cash used in our operating activities was $3,967,244. Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $518,274 and depreciation and amortization of $108,842. Prepaid expenses increased by $127,926 for the nine month period ended September 30, 2010, primarily representing prepaid director and officer insurance coverage. Accounts payable increased by $389,267 and accrued liabilities increased by $185,122.

Our investing activities used $3,801 cash for the purchase of computers offset by the sale of equipment previously disposed.

We generated $1,539,090 of cash from the private placement of common stock and warrants, net of issuance costs, and $100,000 from the exercise of options by the Company’s President and CEO. We established $121,517 in other financing offset by payments of $109,643 on capital lease and other financing agreements during the nine month period ended September 30, 2010.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations into the first quarter of 2011. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities or the sale of certain of our investments. However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate this transaction or any other transaction. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	successfully out-license or otherwise monetize any of our programs; or

•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2010.

NASDAQ Capital Market Listing

Our common stock is currently traded on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards including minimum equity requirements. On August 18, 2010, we received a notification letter from the Listing Qualifications Staff of The NASDAQ Stock Market LLC notifying the Company that, based on its Form 10-Q for the period ended June 30, 2010, the Company no longer maintained the minimum $2,500,000 stockholders’ equity required for continued listing on The NASDAQ Capital Market under Marketplace Rule 5550(b)(1). The letter stated that unless the Company requests an appeal before a NASDAQ Listing Qualifications Panel (the “Panel”), the Company’s securities will be delisted from The NASDAQ Capital Market on August 27, 2010. We appealed the determination and on November 10, 2010, the Panel granted our request to remain listed on The NASDAQ Capital Market, subject to the following conditions: (1) on or before December 31, 2010, we must notify the Panel that we have regained compliance with the Minimum Stockholders’ Equity Rule, and (2) on or before February 14, 2011, we must file a Form 8-K with the Securities and Exchange Commission evidencing our compliance with the Minimum Stockholders’ Equity Rule as of December 31, 2010, as well as provide the Panel with pro forma projections showing continued compliance with the Minimum Stockholders’ Equity Rule through 2011. The proceeds from our October 2010 registered direct transaction are not expected to cause us to regain compliance with the Minimum Stockholders’ Equity Rule and there are no assurances that we will meet the Panel’s conditions to remain listed, and if we do not, our common stock will be delisted from The NASDAQ Capital Market.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

If our stockholders’ equity continues to remain below the minimum $2,500,000 required by applicable listing rules, our common stock may be delisted from the NASDAQ Capital Market.

Our common stock is currently traded on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards including minimum stockholders’ equity and public float requirements. In particular, NASDAQ rules require us to maintain a minimum stockholders’ equity of $2,500,000. On August 18, 2010, we received a notification letter from the Listing Qualifications Staff of The NASDAQ Stock Market LLC notifying us that, based on our Form 10-Q for the period ended June 30, 2010, we no longer maintained the minimum $2,500,000 stockholders’ equity required for continued listing on The NASDAQ Capital Market under Marketplace Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). The letter stated that unless we request an appeal before a NASDAQ Listing Qualifications Panel (the “Panel”), our securities will be delisted from The NASDAQ Capital Market on August 27, 2010. We appealed the determination and on November 10, 2010, the Panel granted our request to remain listed on The NASDAQ Capital Market, subject to the following conditions: (1) on or before December 31, 2010, we must notify the Panel that we have regained compliance with the Minimum Stockholders’ Equity Rule, and (2) on or before February 14, 2011, we must file a Form 8-K with the Securities and Exchange Commission evidencing our compliance with the Minimum Stockholders’ Equity Rule as of December 31, 2010, as well as provide the Panel with pro forma projections showing continued compliance with the Minimum Stockholders’ Equity Rule through 2011. The proceeds from our October 2010 registered direct transaction are not expected to cause us to regain compliance with the Minimum Stockholders’ Equity Rule and there are no assurances that we will meet the Panel’s conditions to remain listed, and if we do not, our common stock will be delisted from The NASDAQ Capital Market.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

DARA BIOSCIENCES, INC.

Date: November 12, 2010	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010