Form 10-K
period 2010-12-31
DARA BioSciences, Inc.
filed 2011-03-25
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $12,536,634.

The number of shares outstanding of the Registrant’s common stock as of March 22, 2011 was approximately 4,822,004.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to successfully develop and outlicense our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in “Part I, Item 1A — Risk Factors” below.

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

PART I

Item 1. Business

Overview

DARA BioSciences, Inc. (“DARA”) is a North Carolina-based biopharmaceutical development company that acquires promising therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale or license to pharmaceutical and biotechnology companies or other entities that have the potential to complete development, gain approval and commercialize the product. We focus our therapeutic development efforts on small molecules from late preclinical development through Phase 2 clinical trials. Presently, we have two drug candidates in development with cleared Investigational New Drug applications (“INDs”) from the U.S. Food and Drug Administration and advancing through clinical development:

•

KRN5500 is a non-narcotic/non-opioid for the treatment of neuropathic pain in patients with cancer and has successfully completed Proof-of-Concept in Humans (Phase 2a) meeting its Primary end-point(s) of reduction of pain and was statistically better than Placebo (p=0.03) while having no major safety concerns. DARA and the National Cancer Institute (NCI) have entered into a Clinical Trial Agreement to study KRN5500 for the treatment and prevention of chemotherapy induced peripheral neuropathy. We plan to initiate a clinical study in concert with the NCI in the first half 2011; and

•

DB959 is a first-in-class drug candidate for the treatment of type 2 diabetes and completed a Phase 1 study in 2010. Results demonstrated no moderate, severe or serious adverse reactions even when dosed at approximately 10X the anticipated human dose and a pharmacokinetic profile supporting a once-a-day oral dose. A second Phase 1 study is planned to begin the first quarter of 2011.

Although we have a number of promising candidates in pre-clinical, we are currently focusing all of our resources on our two most advanced drug development programs which are KRN5500 and DB959. We are holding our delayed development programs in inventory for potential future development and sale.

We generally in-license or otherwise acquire drug candidates that are prepared to enter late pre-clinical and/or Phase 1 studies. Presently, we have an Intellectual Property portfolio of 88 granted U.S. and foreign patents and 60 pending patents.

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

We were incorporated on June 22, 2002. Our executive offices are located at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615, and our telephone number is 919.872.5578.

Active Compounds/Programs

On January 6, 2009, we implemented a cost reduction plan to conserve our remaining cash balance. In connection with the cost reduction plan we have focused our resources entirely on our two most advanced drug development programs, KRN5500 for neuropathic pain in cancer patients and DB959 for type 2 diabetes.

KRN5500 is a drug candidate which is presently being developed for the treatment of neuropathic pain in patients with cancer. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. Initial in-vitro studies point to two possible of modes of action, cholinesterase inhibition and the inhibition of fatty acid amide hydrolase (FAAH). Presently the primary segment of the market being targeted by this compound is chemotherapy-induced neuropathic pain (CINP). On May 12, 2009, we announced positive results from the completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess the safety and efficacy of KRN5500. KRN5500 met its primary end-point of reduction of pain from baseline and performed statistically significantly better than placebo (p=0.03).

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

Peroxisome proliferator-activated receptors (PPARs) are ubiquitous in the human body and current medical literature has shown usefulness of PPAR agonists, such as DB959, for treating Alzheimer’s disease, ulcerative colitis, Multiple sclerosis (MS), non-alcoholic fatty liver disease and other autoimmune diseases.

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

•	Medeikon Corporation has identified unmet needs in the diagnostics of several types of cardiovascular disease (CVD) that can be addressed with their core technology.

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

Intellectual Property

Patent Portfolio

Presently, the Company holds 88 issued US and foreign patents and 60 pending patents. Our licensed patent rights categorized by individual drug development programs are summarized below.

•

KRN5500 – one pending Patent Cooperation Treaty (PCT) application, six issued U.S. patents, and corresponding foreign patent applications and patents related to spicamycin and derivatives and analogs thereof (including KRN5500) and use of the same for treating pain.

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

•

DB200 – one pending U.S. patent application and one pending PCT application related to DB200 and derivatives and analogs thereof, methods of making the same, and use of the same for treating dermatological conditions (including psoriasis) and other disorders.

•

Other – three granted U.S. patents with a corresponding foreign patent and patent application related to Stimulation of Hematopoietic Cells in Vitro; two granted U.S. patents related to Anti-Tumor Agents comprising Boroproline Compounds; and one issued U.S. patent related to Regulation of Substrate Activity.

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

Employees

We currently have five full-time employees and one part-time employee.

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

The price of our common stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our common stock, including:

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	our failure to successfully advance the development of our programs or otherwise implement our business objectives;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	our ability to consummate a strategic transaction to ensure the continued funding of our operations, including corporate collaborations, merger and acquisition activities and consolidations;

•	our ability to identify and acquire potential drug candidates to sustain our drug pipeline portfolio;

•	our ability to obtain component materials and successfully enter into and maintain manufacturing relationships for our product candidates;

•	progress or results of any of our clinical trials;

•	progress of regulatory approval of our product candidates and compliance with ongoing regulatory requirements;

•	market acceptance of our product candidates;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in government regulations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	the degree of trading liquidity in our common stock; and

•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

Our business depends on successful outlicense and other collaborative arrangements.

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

Our success depends largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. We currently have five full-time employees. The loss of one or more members of managerial or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain management, particularly our President and Chief Executive Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.

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

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. We intend to fully comply with the law in avoiding such infringements. However, within the drug development industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult. We may experience such claims or litigation initiated by existing, better-funded competitors. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time, and could divert management’s attention from other business concerns. Our failure to prevail in any such legal proceedings, or even the mere occurrence of such legal proceedings, could substantially affect our ability to meet our expenses and continue operations.

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

If we do not meet applicable listing rules, our common stock may be delisted from the NASDAQ Capital Market.

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

Item 3. Legal Proceedings.

As of March 22, 2011, we had no outstanding material legal proceedings.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on The Nasdaq Capital Market, as adjusted for the one-for-sixteen reverse stock split which occurred on May 12, 2010.

	High ($)	Low ($)

2010
First Quarter	10.70	6.56
Second Quarter	8.80	3.29
Third Quarter	4.39	2.07
Fourth Quarter	4.25	1.90

2009
First Quarter	15.84	2.40
Second Quarter	16.00	4.32
Third Quarter	12.64	4.00
Fourth Quarter	8.80	3.68

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On March 22, 2011, the last reported sale price of our common stock on The Nasdaq Capital Market was $3.04 per share. On March 22, 2011, there were approximately 172 holders of record of our common stock.

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

Overview

We are a North Carolina-based biopharmaceutical development company that acquires promising therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale or license to pharmaceutical and biotechnology companies or other entities that have the potential to complete development, gain approval and commercialize the product. We focus our therapeutic development efforts on small molecules from late preclinical development through Phase 2 clinical trials. We operate a business model that focuses on the following:

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

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities. To date, we have received net proceeds from the sale of marketable securities in the amount of $1,951,211 and $4,405,692 in net proceeds from the sale of investments in affiliates. During 2010, we raised $7,308,650 in proceeds from issuance of preferred and common stock, net of issuance costs and we have raised $37,704,083 from issuance of preferred and common stock, net of issuance costs, since inception.

We expect to continue to incur operating losses in the near-term. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

Status of our Drug Candidates

We currently have a portfolio of drug candidates for the treatment of neuropathic pain for patients with cancer, type II diabetes (including dyslipidemia), enhancement of homing and engraftment of stem cell transplantation and psoriasis. Our cost containment program announced on January 6, 2009, designed to reduce our cash burn rate, necessitated that we focus most of our working capital on advancing our two lead programs; the continued development of KRN5500 for the treatment of neuropathic pain for patients with cancer and DB959 for the treatment of type II diabetes. Due to this allocation, we reduced our headcount by approximately 60 per cent and inventoried three programs, DB160, DB900 and DB200, for future development. Based on our present working capital and sharpened focus, we have sufficient working capital to advance KRN5500 and DB959 development through the first quarter 2012. In the event that these two candidates are not monetized during 2011, additional funding will be required to continue development. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate which is presently being developed for the treatment of neuropathic pain in patients with cancer. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. Initial in-vitro studies point to two possible of modes of action, cholinesterase inhibition and the inhibition of fatty acid amide hydrolase (FAAH). Presently the primary segment of the market being targeted by this compound is chemotherapy-induced neuropathic pain (CINP). On May 12, 2009, we announced positive results from the completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess the safety and efficacy of KRN5500. KRN5500 met its primary end-point of reduction of pain from baseline and performed statistically significantly better than placebo (p=0.03). Our subsidiary, DARA Therapeutics, Inc., recently entered into an agreement with the National Cancer Institute, an agency of the U.S. Government, for the further clinical development of KRN5500 focusing on the treatment and prevention of chemotherapy Induced Peripheral Neuropathy. Phase 2b clinical trial(s) are planned to start during the first half of 2011. Recently, we received a federal grant to further the development of KRN5500. We have initiated discussions regarding the outlicense of KRN5500 and there are currently companies conducting due diligence with respect to this drug candidate. The Company has not yet received any indications of interest specifying proposed terms for any potential outlicensing transaction and there can be no assurance that the Company will consummate an outlicensing transaction with respect to KRN5500.

We incurred $824,315 in development costs associated with the development of KRN5500 during 2010, and we have incurred costs of $4,231,424 from inception to date. We estimate the market potential for chemotherapy-induced neuropathy to be roughly $2.5 billion in 2014.

DB959

DB959 is a novel dual PPARd/g agonist for the treatment of type 2 diabetes. In March 2009, the FDA cleared our IND application for DB959, allowing us to commence Phase 1 studies in humans. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain. We plan to initiate and complete a multiple dose Phase 1 clinical study in 2011.

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

We incurred $1,847,835 in direct outside development costs associated with the development of DB959 during 2010, and we have incurred costs of $6,055,481 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $21 billion in 2034.

Based on recently published literature, we are exploring the PPARs in our library for the treatment of Alzheimer’s disease, ulcerative colitis, Multiple sclerosis (MS), non-alcoholic liver disease, and other autoimmune diseases.

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

We incurred $37,395 in direct outside development costs associated with the development of DB160 during 2010, and we have incurred costs of $2,331,858 from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $21 billion in 2034.

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

We did not incur costs in 2010 for the development of DB900 series compounds; we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $30.0 billion in 2014.

DB200

DB200 refers to a series of compounds that are inhibitors of CPT-1 for the topical treatment of psoriasis. This drug candidate has the potential to inhibit inflammation and the proliferation of skin cells thus resulting in decreased reddening and less flaking of the skin. This program is currently not being resourced. Should development of DB200 resume, a clinical candidate will be selected from a number of strong lead compounds. Development will not be re-initiated until sufficient additional funding is secured. Should we decide to resume the development of DB200, the next step in the process would be to file an IND application with the FDA. There are no third party licenses associated with this program.

We incurred $2,063 of patent costs for the development of DB200 series compounds; we have incurred costs of $381,282 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

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

We incurred $36,566 in direct costs associated with Talabostat during 2010, and we have incurred costs of $107,891 from inception to date.

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

Research and Development Expenses

We expense research and development expenses when incurred. The cost of certain research programs, such as patient recruitment and related supporting functions for clinical trials, are based on reports and invoices submitted by the contract research organization (“CRO”) assisting us in conducting the clinical trial. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical centers, investigators, testing facilities and patients for participating in our clinical trials. Certain research and development costs must be prepaid which, if the research and development work ceases to progress for whatever reason, are not refundable to us. In such cases, those costs are expensed when paid.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (formerly referred to as SFAS 123R) (“ASC 718, Compensation-Stock Compensation”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Please refer to Note 12 — Stock Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Research and development expenses increased from $1,887,213 for the year ended December 31, 2009 to $3,342,768 for the year ended December 31, 2010, primarily as a result of the initiation and completion of the single dose Phase 1 drug study for DB959, as well as the reformulation of drug product for KRN5500.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from $2,848,162 in 2009 to $3,141,987 in 2010, due to an increase in investor relation fees, payroll associated fees and expenses incurred in connection with capital raising activities and to maintain our NASDAQ listing. For 2009, our Chief Executive Officer did not receive a cash salary and all salary increases and 401k contributions were suspended. In addition, our non-employee directors received no cash compensation in 2009.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income, net decreased from income of $1,173,421 in 2009 to $492,856 in 2010. This decrease was primarily due to there being no recognized gains on nonmonetary assets or from the sale of securities during 2010 compared to recognizing during 2009 (1) a gain on nonmonetary assets of $91,910 as a result of our distribution of a dividend of 100,000 shares of SurgiVision stock to members of the board and our former Chief Financial Officer, (2) a gain from the sale of securities of $177,724 as a result of our sale of all of our 400,002 MiMedx shares and (3) the gain on sale of $952,791 from of our sale of a portion of our SurgiVision shares. This decrease was offset by $488,958 of grants received for our DB959 and KRN5500 programs from the Internal Revenue Service under the Patient Protection and Affordable Care Act of 2010.

Liquidity and Capital Resources

Overview

From inception through December 31, 2010, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $37,704,083 in net proceeds and (2) the sale of securities held in subsidiary companies and marketable securities, through which we raised $4,405,692 and $1,951,211, respectively.

At December 31, 2010, our principal sources of liquidity were our cash and cash equivalents which totaled $5,478,414. As of December 31, 2010, we had net working capital of $4,915,690.

Our cash resources have been used to acquire licenses and to fund research and development activities, capital expenditures and general and administrative expenses.

We have incurred significant net losses and have had negative cash flows from operations during each period from inception through December 31, 2010 and have a deficit accumulated during the development stage of $33,326,613 at December 31, 2010. Management expects operating losses and negative cash flows to continue through 2011 and the foreseeable future.

Cash Flows

During 2010, our cash and cash equivalents increased by $2,311,112 from December 31, 2009.

Our operating activities used net cash of $5,109,026 for the year ended December 31, 2010 primarily to fund our net loss of $5,991,899 offset in part by non-cash stock-based compensation of $626,933 and depreciation expenses of $145,298. Prepaid expenses decreased by $133,703 during the year ended December 31, 2010, primarily as a result of decreases in prepaid insurance coverage. Accounts payable decreased by $24,824 and accrued expenses increased by $256,823.

Our investing activities provided net cash of $3,774,023 from inception to date and were minimal for the year ended December 31, 2010.

Our financing activities provided net cash of $7,426,641 for the year ended December 31, 2010 primarily as a result of (1) $1,759,546 in total net proceeds from our February 26, 2010 and March 5, 2010 common stock and warrants private placement transactions, (2)$1,262,166 in total net proceeds from our October 25, 2010 registered direct offering of common stock and warrants, and (3) $4,286,938 in total net proceeds from our December 30, 2010 registered direct offering of preferred shares and warrants. In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations through the end of the first quarter of 2012. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include outlicense of one or more of our drug programs, a sale of our securities or the sale of certain of our investments. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	successfully out-license or otherwise monetize any of our programs; or

•	remain in operation.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010.

New Accounting Pronouncements

In April 2010, the FASB issued accounting standards update, or ASU, No. 2010-17, Revenue Recognition (Topic 605) — Milestone Method of Revenue Recognition: a consensus of the FASB Emerging Issues Task Force, or ASU 2010-17. ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not believe ASU, No. 2010-17 will have a material impact on the Company’s financial statements.

In October 2009, the FASB issued accounting standards update ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company does not believe ASU, No. 2009-13 will have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

DARA BioSciences, Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets at December 31, 2010 and 2009	25

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the period from June 22, 2002 (Inception) through December 31, 2010	26

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009 and for the period from June 22, 2002 (Inception) through December 31, 2010	27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the period from June 22, 2002 (Inception) through December 31, 2010	31

Notes to Consolidated Financial Statements	33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DARA BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of DARA BioSciences, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010 and for the period from June 22, 2002 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DARA BioSciences, Inc. and subsidiaries, at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 and for the period from June 22, 2002 (date of inception) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 25, 2011

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,478,414	$3,167,302
Prepaid expenses and other assets, current portion	352,076	149,040

Total current assets	5,830,490	3,316,342

Furniture, fixtures and equipment, net	63,357	56,213
Restricted cash	51,401	78,757
Prepaid expenses and other assets, net of current portion	147,331	216,664
Prepaid license fee, net	220,000	340,000
Investments	130,468	130,468

Total assets	$6,443,047	$4,138,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$349,741	$374,565
Accrued liabilities	551,842	284,567
Capital lease obligation, current portion	13,217	6,338

Total current liabilities	914,800	665,470

Deferred lease obligation	12,054	10,968
Other liability	279,722	268,622
Capital lease obligation, net of current portion	31,412	22,009
Patent obligation	7,895	17,895

Total liabilities	1,245,883	984,964

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized, 3,675 shares issued and outstanding at December 31, 2010, no issued and outstanding as of December 31, 2009.	37	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 4,126,004 shares issued and outstanding at December 31, 2010, 2,789,526 issued and outstanding as of December 31, 2009.	41,260	27,895
Additional paid-in capital	38,610,457	30,588,276
Deficit accumulated during the development stage	(33,545,960)	(27,893,552)

Total stockholders’ equity before noncontrolling interest	5,105,794	2,722,619
Noncontrolling interest	91,370	430,861

Total stockholders’ equity	5,197,164	3,153,480

Total liabilities and stockholders’ equity	$6,443,047	$4,138,444

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from June 22, 2002 (inception) through December 31, 2010
	2010	2009

Operating expenses:
Research and development	$3,342,768	$1,887,213	$22,601,052
General and administrative	3,141,987	2,848,162	22,597,673

Total operating expenses	6,484,755	4,735,375	45,198,725

Loss from operations	(6,484,755)	(4,735,375)	(45,198,725)

Other income (expense):
Gain on distribution of nonmonetary asset	—	91,910	4,760,953
Gain on sale of marketable securities and nonmonetary assets	—	1,130,515	6,780,147
Other income (expense), net	496,629	(9,575)	606,972
Interest (expense) income, net	(3,773)	(39,429)	747,883

Total other income, net	492,856	1,173,421	12,895,955

Loss before undistributed loss in equity method investments and net loss attributable to noncontrolling interests	(5,991,899)	(3,561,954)	(32,302,770)
Undistributed loss in equity method investments	—	—	(2,374,422)

Consolidated net loss	(5,991,899)	(3,561,954)	(34,677,192)
Loss attributable to noncontrolling interest	339,491	218,339	1,350,579

Loss attributable to controlling interest	$(5,652,408)	$(3,343,615)	$(33,326,613)

Basic and diluted net loss per common share attributable to controlling interest	$(1.80)	$(1.53)

Shares used in computing basic and diluted net loss per common share attributable to controlling interest	3,131,726	2,189,459

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock to founders	—	$—	—	$—	65,000	$65	$975	$—	$—	$—	$1,040	$—	$1,040
Net loss	—	—	—	—	—	—	—	—	(111,563)	—	(111,563)	—	(111,563)

Balance at December 31, 2002	—	—	—	—	65,000	65	975	—	(111,563)	—	(110,523)	—	(110,523)
Issuance of common stock	—	—	—	—	310,000	310	4,650	—	—	—	4,960	—	4,960
Issuance of preferred stock, net of issuance costs of $176,959	208,437	208	—	—	—	—	3,161,168	—	—	—	3,161,376	—	3,161,376
Share-based compensation	—	—	—	—	—	—	57,000	—	—	—	57,000	—	57,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(589,010)	—	(589,010)	—	(589,010)

Balance at December 31, 2003	208,437	208	—	—	375,000	375	3,223,793	—	(700,573)	—	2,523,803	—	2,523,803
Issuance of common stock	—	—	—	—	18,275	18	174,982	—	—	—	175,000	—	175,000
Issuance of preferred stock, net of issuance costs of $155,948	104,063	104	22,500	23	—	—	2,590,950	—	—	—	2,591,077	—	2,591,077
Stock subscription receivable	—	—	—	—	16,406	16	242,484	(242,500)	—	—	—	—	—
Issuance of options for services	—	—	—	—	—	—	12,254	—	—	—	12,254	—	12,254
Share-based compensation	—	—	—	—	—	—	94,219	—	—	—	94,219	—	94,219
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(3,949,039)	—	(3,949,039)	—	(3,949,039)

Balance at December 31, 2004	312,500	$312	22,500	$23	409,681	$409	$6,338,682	$(242,500)	$(4,649,612)	$—	$1,447,314	$—	$1,447,314

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	312,500	$312	22,500	$23	409,681	$409	$6,338,682	$(242,500)	$(4,649,612)	$—	$1,447,314	$—	$1,447,314
Common stock dividend	—	—	—	—	429,891	430	(430)	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	7,894	8	67,592	—	—	—	67,600	—	67,600
Issuance of preferred stock, net of issuance costs of $88,877	—	—	107,208	107	—		4,795,233	—	—	—	4,795,340	—	4,795,340
Issuance of options for services	—	—	—	—	—	—	16,304	—	—	—	16,304	—	16,304
Share-based compensation	—	—	—	—	—	—	1,224,805	—	—	—	1,224,805	—	1,224,805
Dividend of Medivation, Inc. stock	—	—	—	—	—	—	(2,532,600)	—	—	—	(2,532,600)	—	(2,532,600)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,618,654)	—	(4,618,654)	—	(4,618,654)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	647,572	647,572	—	647,572

Comprehensive loss											(3,971,082)	—	(3,971,082)

Balance at December 31, 2005	312,500	312	129,708	130	847,466	847	9,909,586	(242,500)	(9,268,266)	647,572	1,047,681	$—	1,047,681
Issuance of common stock	—	—	—	—	3	—	50	—	—	—	50	—	50
Non-cash exercise of options	—	—	—	—	10,052	10	(10)	—	—	—	—	—	—
Issuance of preferred stock, net of issuance costs of $487,987	—	—	267,187	267	—	—	12,336,747	—	—	—	12,337,014	—	12,337,014
Non-cash exercise of warrants	—	—	—	—	20,883	21	(21)	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	1,666	2	79,999	—	—	—	80,001	—	80,001
Share-based compensation	—	—	—	—	—	—	339,505	—	—	—	339,505	—	339,505
Distribution of Surgi-vision, Inc. stock	—	—	—	—	—	—	(3,083,156)	—	—	—	(3,083,156)	—	(3,083,156)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,965,290)	—	(1,965,290)	—	(1,965,290)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	4,799,964	4,799,964	—	4,799,964

Comprehensive loss											2,834,674	—	2,834,674

Balance at December 31, 2006	312,500	$312	396,895	$397	880,070	$880	$19,582,700	$(242,500)	$(11,233,556)	$5,447,536	$13,555,769	$—	$13,555,769

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	312,500	$312	396,895	$397	880,070	$880	$19,582,700	$(242,500)	$(11,233,556)	$5,447,536	$13,555,769	$—	$13,555,769
Increase in reserves for uncertain tax positions per FIN 48 adoption	—	—	—	—	—	—	—	—	(219,348)	—	(219,348)	—	(219,348)
Noncontrolling interest upon consolidation	—	—	—	—	—	—	—	—	—	—	—	1,441,949	1,441,949
Issuance of common stock	—	—	—	—	416	1	15,999	—	—	—	16,000	—	16,000
Share-based compensation	—	—	—	—	—	—	590,125	—	—	—	590,125	—	590,125
Cancellation of subscription receivable	—	—	—	—	—	—	—	242,500	—	—	242,500	—	242,500
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,527,691)	—	(1,527,691)	(463,774)	(1,991,465)
Reversal of unrealized gain on investment and marketable securities	—	—	—	—	—	—	—	—	—	(5,447,536)	(5,447,536)	—	(5,447,536)

Comprehensive loss											(6,975,227)	(463,774)	(7,439,001)

Balance at December 31, 2007	312,500	312	396,895	397	880,486	881	20,188,824	—	(12,980,595)	—	7,209,819	978,175	8,187,994
Conversion of DARA Shares	(312,500)	(312)	(396,895)	(397)	(880,486)	(881)	1,590	—	—	—	—	—	—
Exchange of common stock	—	—	—	—	908,161	9,081	(9,081)	—	—	—	—	—	—
Exchange of preferred stock	—	—	—	—	731,675	7,317	(7,317)	—	—	—	—	—	—
Merger/Reverse stock split Point Therapeutics	—	—	—	—	61,360	614	440,089	—	—	—	440,703	—	440,703
Shares issued to directors	—	—	—	—	7,976	80	120,460	—	—	—	120,540	—	120,540
Share-based compensation	—	—	—	—	13,750	138	1,540,588	—	—	—	1,540,726	—	1,540,726
Issuance of common stock	—	—	—	—	18,130	181	188,373	—	—	—	188,554	—	188,554
Shares issued for deferred payment	—	—	—	—	55	1	1,063	—	—	—	1,064	—	1,064
Shares issued to placement agent	—	—	—	—	140,936	1,409	1,931,448	—	—	—	1,932,857	—	1,932,857
Warrants issued	—	—	—	—	—	—	183,214	—	—	—	183,214	—	183,214
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,569,342)	—	(11,569,342)	(328,975)	(11,898,317)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	1,656,008	1,656,008	—	1,656,008

Comprehensive loss											(9,913,334)	(328,975)	(10,242,309)

Balance at December 31, 2008	—	$—	—	$—	1,882,043	$18,820	$24,579,252	$—	$(24,549,937)	$1,656,008	$1,704,143	$649,200	$2,353,343

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	—	$—	1,882,043	$18,820	$24,579,252	$—	$(24,549,937)	$1,656,008	$1,704,143	$649,200	$2,353,343

Shares issued to directors	—	—	—	—	(1,900)	(19)	32,721	—	—	—	32,702	—	32,702
Share-based compensation	—	—	—	—	32,012	320	470,040	—	—	—	470,360	—	470,360
Issuance of common stock	—	—	—	—	877,371	8,774	5,458,557	—	—	—	5,467,331	—	5,467,331
Warrants issued to placement agent	—	—	—	—	—	—	47,706	—	—	—	47,706	—	47,706
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,343,615)	—	(3,343,615)	(218,339)	(3,561,954)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	(1,656,008)	(1,656,008)	—	(1,656,008)

Comprehensive loss											(4,999,623)	(218,339)	(5,217,962)

Balance at December 31, 2009	—	—	—	—	2,789,526	27,895	30,588,276	—	(27,893,552)	—	2,722,619	430,861	3,153,480

Shares issued to directors	—	—	—	—	1,420	14	48,464	—	—	—	48,478	—	48,478
Share-based compensation	—	—	—	—	12,500	125	578,329	—	—	—	578,454	—	578,454
Issuance of common stock net of issuance costs of $23,297	—	—	—	—	872,558	8,726	3,112,985	—	—	—	3,121,711	—	3,121,711
Issuance of preferred stock, net of issuance costs of $513,062	4,800	48	—	—	—	—	4,282,403	—	—	—	4,286,940	—	4,286,940
Conversion of preferred stock to common stock	(1,125)	(11)	—	—	450,000	4,500	(4,489)	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(5,652,408)	—	(5,652,408)	(339,491)	(5,991,899)

Balance at December 31, 2010	3,675	$37	—	$—	4,126,004	$41,260	$38,610,457	$—	$(33,545,960)	$—	$5,105,794	$91,370	$5,197,164

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period From June 22, 2002 (inception) through December 31, 2009
	2010	2009
Operating activities
Consolidated net loss	$(5,991,899)	$(3,561,954)	$(34,677,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,298	157,171	561,130
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	626,933	503,062	5,142,537
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	47,706	230,920
Loss on disposal of capital assets	—	19,930	19,930
Gain on extinguishment of capital lease obligation	—	(12,240)	(12,240)
Loss on disposal of furniture, fixtures and equipment, net	160	1,885	36,065
Sale of investment as payment of interest expense	—	36,712	36,712
Distribution of investment for compensation	—	100,000	100,000
Gain on distribution of nonmonetary asset	—	(91,910)	(4,760,953)
Gain on sale of marketable securities and nonmonetary assets	—	(1,130,515)	(6,780,147)
Deferred lease obligation	1,086	5,035	12,055
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(133,703)	33,986	(618,770)
Accounts payable	(24,824)	(491,516)	19,741
Accrued liabilities	256,823	(54,419)	(174,856)
Other liability	11,100	15,448	42,174

Net cash used in operating activities	(5,109,026)	(4,421,619)	(36,759,164)

Investing activities
Purchases of furniture, fixtures and equipment	(6,853)	(3,996)	(199,912)
Proceeds from sale of furniture, fixtures and equipment	350	1,050	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	178,124	1,951,211
Payments on notes receivable	—	—	711,045
Cash received in the Point merger	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments in affiliates	—	500,000	4,405,692

Net cash (used in) provided by investing activities	(6,503)	675,178	3,774,023

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,		Period From June 22, 2002 (inception) through December 31, 2009
	2010	2009
Financing activities
Proceeds from issuance of notes payable	$—	$500,000	$605,000
Principal payments on notes payable	—	—	(255,000)
Payments on capital lease	(9,817)	(21,337)	(27,437)
Establishment of other financing	121,517	18,559	140,076
Repayments on other financing	(121,065)	(10,056)	(131,121)
Proceeds from exercise of options and warrants	100,000	110,750	479,355
Proceeds from issuance of preferred stock, common stock, and warrants, net of issuance costs	7,308,650	5,356,581	37,704,083
Establishment of restricted cash	27,356	(652)	(51,401)

Net cash provided by financing activities	7,426,641	5,953,845	38,463,555

Net increase in cash and cash equivalents	2,311,112	2,207,404	5,478,414

Cash and cash equivalents at beginning of period	3,167,302	959,898	—

Cash and cash equivalents at end of period	$5,478,414	$3,167,302	$5,478,414

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees & non-employee directors	257,872	109,557	503,969
Shares issued to third party for services	94,408	41,667	458,336
Exchange of investment for cancellation of note payable	—	36,712	36,712
Exchange of investment for cancellation of accrued interest	—	500,000	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a biopharmaceutical development company that acquires therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale or license to pharmaceutical and biotechnology companies or other entities that have the potential to complete development, gain approval and commercialize the product. The Company was incorporated on June 22, 2002.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be a biopharmaceutical development stage company. The Company has incurred losses since inception through December 31, 2010 of $33,326,613 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

On May 12, 2010, the Company effected a reverse stock split of the Company’s common stock. Pursuant to this reverse stock split, each 16 shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split was converted into one share of the Company’s common stock. The reverse stock split enabled the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing of the Company’s common stock on The NASDAQ Capital Market. All share or per share information included in these Notes to Consolidated Financial Statements and the audited Consolidated Financial Statements have been retroactively restated to effect the reverse stock split.

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

Investments and Marketable Securities

The Company accounts for its investment in marketable securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments — Debt and Equity Securities. See Note 4 for further information. This statement requires certain securities to be classified into three categories:

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

The Company’s other investments include investments in privately-held companies. Pursuant to FASB ASC 323, Investments — Equity Method and Joint Ventures, the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the guidance required by FASB ASC 320, Investments — Debt and Equity Securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of December 31, 2010 and 2009, the Company had balances of $5,228,414 and $2,917,302, respectively, in excess of federally insured limits ($250,000) held in non-investment accounts.

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

Share-Based Compensation Valuation and Expense

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. Stock-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested. See Note 12 for further information.

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

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted earnings per share is computed by dividing the earnings applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted-average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury stock method. For purposes of this calculation, 1,920,000 preferred shares as converted to common stock, 1,812 options and 2,226,334 warrants to purchase common stock are considered to be common stock equivalents and have been excluded from the years ended December 31, 2010 and 2009 as their effect is anti-dilutive.

	Year ended December 31,
	2010	2009
Net loss attributable to controlling interest	$(5,652,408)	$(3,343,615)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	3,131,726	2,189,459

Basic and diluted net loss per common share attributable to controlling interest	$(1.80)	$(1.53)

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued accounting standards update, (ASU) No. 2010-17, Revenue Recognition (Topic 605) — Milestone Method of Revenue Recognition: a consensus of the FASB Emerging Issues Task Force (EITF), (ASU) 2010-17. ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2010-17 will have a material impact on the Company’s financial statements.

In October 2009, the FASB issued accounting standards update ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements: a consensus of the FASB EITF (ASU) 2009-13. ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company does not believe ASU 2009-13 will have a material impact on the Company’s financial statements.

3. Merger

On February 12, 2008, DARA and Point Therapeutics, Inc. (Point) completed the Merger as described in Note 1. The Directors of Point and DARA, respectively, believed that by combining Point and DARA, the combined company would generate improved long-term operating and financial results and establish a stronger competitive position in the industry by gaining access to greater resources, diversification and increased access to capital. In merging with Point, the DARA board also considered the potential for increased liquidity for its stockholders expected as the result of the Merger.

Following the effectiveness of the Merger, Point changed its corporate name to DARA BioSciences, Inc. and changed its ticker symbol on the NASDAQ Capital Market to “DARA”. The Merger was intended, among other things, to allow the business of privately-held DARA to be conducted by the Company given that DARA’s business became the primary business of the Company following the Merger.

The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Under this method of accounting, Point is treated as the acquired company for financial reporting purposes. On February 12, 2008, Point had $761,671 in cash. Under the terms of the Merger Agreement, as of the closing of the Merger, the former holders of DARA equity securities acquired 96.4% of the capital stock of the Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of six directors, all of whom were former directors of DARA. In addition, the senior management team of DARA manages the operations of the Company. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Point. The net assets of Point were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger. Following is the allocation of the purchase price to the net assets of Point based on fair values:

Cash	$771,671
Other current assets	480,638
Fixed assets, net of depreciation	56,307
Accrued liabilities	(837,652)
Merger transaction cost expensed	1,271,950

Total purchase price	$1,742,914

The Merger had no effect on loss per share.

4. Investments

SurgiVision, Inc.

SurgiVision, Inc. (SVI) is developing “real-time” devices to be used with Functional MRI Technology. The Company is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. The Company’s initial investment of $2,000,000 for 2,273,743 shares was made in 2004. In 2006, the Company distributed a dividend of 1,541,578 and 44,672 shares of SVI common stock to all investors and vested stock option holders, respectively. The remaining investment of 687,493 shares was carried at cost of $222,479 at December 31, 2008.

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

On December 31, 2009, the Company entered into a Stock Purchase Agreement with SVI pursuant to which the Company sold 134,178 shares of SVI common stock to SVI. The purchase price for the shares was paid through cancellation of outstanding principal of $500,000 and accrued interest of $36,712 on the January 2009 secured promissory note issued by the Company to SVI. The Company recorded a gain of $493,291 on the sale.

As of December 31, 2010 and 2009, the remaining investment of 403,315 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 101,250 shares of SVI common stock at an exercise price of $3.20 per share.

Medeikon

During fiscal 2004, the Company acquired 1,171,944 shares of Medeikon for $600,000 representing a 15% ownership. The Company did not have the ability to exercise significant influence over the management of the investee company, and therefore the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, (APB 18). During 2005, the Company invested an additional $350,000 in Medeikon resulting in an increase in ownership to 23.8%. In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Medeikon and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in 2005. As required by APB 18, the investment and results of operations for the prior periods presented have been retroactively adjusted and restated to reflect the application of the equity method. During 2006, the Company invested an additional $100,000 in Medeikon resulting in an increase in ownership to approximately 25.4%.

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a noncontrolling interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medikon for the years ended December 31, 2004, 2005 and 2006 of $22,552, $734,327 and $293,121, respectively, and $1,050,000 for the period from June 22, 2002 (inception) through December 31, 2007. The carrying value at December 31, 2010 and 2009 of the investment in Medeikon was $0.

The Company does not have any other assets measured at fair value that would require nonrecurring fair value adjustments (for example, where there is evidence of impairment).

5. Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment, net consists of the following at December 31:

	2010	2009
Furniture and fixtures	$87,009	$87,009
Equipment	80,825	52,025
Computer software	11,104	7,852
Leasehold improvements	11,634	11,634

Total	190,572	158,520
Less accumulated depreciation	(127,215)	(102,307)

Furniture, fixtures, and equipment	$63,357	$56,213

The Company recognized a total loss of $160 on disposal of fixed assets in 2010. In 2009, the Company had terminated a capital lease which resulted in a loss on disposal of equipment of $19,930. The Company also sold equipment with a net book value of zero for a gain of $1,050, and disposed of equipment for a net loss of $2,935. The loss on the disposal of equipment was a loss of $9,786 that was offset by cash received of $6,851.

Depreciation expense, including depreciation related to assets held under capital leases, was $25,298 and $37,171 for the years ended December 31, 2010 and 2009, respectively.

6. Note Payable

On January 30, 2009, the Company entered into the Purchase and Loan Agreement with SVI pursuant to which the Company received $1,000,000 of total proceeds. The Company sold 125,000 of its 687,493 shares of SVI at $4.00 per share. The Company also entered into a loan agreement for $500,000 at 8% interest per annum due July 30, 2010. As collateral security for this loan, DARA pledged to SVI 125,000 additional SVI shares owned by the Company (See Note 4).

On December 31, 2009, the Company entered into a Stock Purchase Agreement with SVI pursuant to which the Company sold 134,178 shares of SVI common stock to SVI. The purchase price for the shares was paid through cancellation of outstanding principal of $500,000 and accrued interest of $36,712 on the January 2009 secured promissory note issued by the Company to SVI.

As of December 31, 2010 and 2009 the Company had no outstanding notes payable.

7. License Agreements

On May 4, 2004, the Company entered into a license agreement with a third party in which the Company received a worldwide non-exclusive license to develop and commercialize licensed products based on patents and technological information in exchange for a promissory note and a royalty agreement related to future products and processes resulting from the technology as defined in the agreement. The Company recorded $1,035,000 in research and development expense during 2004 related to the license.

On July 1, 2004 the Company entered into a license agreement for a compound for the treatment of pain and central and peripheral nervous system conditions or diseases. The Company made a $100,000 license fee payment in 2004 which was recorded in research and development expense. In addition, the Company will be obligated to make future payments upon achievement of certain milestones.

On October 8, 2007, the Company entered into an exclusive license agreement under which the Company received certain intellectual property rights. The Company made a $600,000 license fee payment in October 2007. The Company has capitalized this asset and is amortizing the license over a 5 year period. The Company amortized $120,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company will be obligated to make future payments upon achievement of certain milestones as well as royalty payments as defined in the agreement. Estimated amortization expense for the fiscal years ended 2011, and 2012 is $120,000, and $100,000, respectively.

On May 7, 1997, the Company (formerly Point Therapeutics Massachusetts, Inc.) entered into a license agreement (the Agreement) with Tufts University School of Medicine (Tufts). This Agreement was amended in May 1999. Under the Agreement, the Company received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000.

Under the Agreement, the Company is also required to pay $20,000 per year to Tufts. One-half of this payment is offset against the Company’s past patent liability through 2012. Thereafter, each payment will be credited against royalties due to Tufts. At December 31, 2010, amounts due to Tufts per the Agreement for past patent liability are as follows:

Year ended December 31:
2011	$10,000
2012	7,895

17,895
Less current portion	(10,000)

Patent obligation	$7,895

8. Noncontrolling Interest

On May 3, 2004, the Company issued a promissory note (the 2004 Note) to a third party organization in consideration for the license of the patents and technological information related to the therapeutic application of a certain compound for neuropathic pain. The principal amount of the 2004 Note was $1,000,000 payable through issuance of $1,000,000 in common stock of DARA Therapeutics, Inc. (formerly DARA Pharmaceuticals, Inc.), a wholly owned subsidiary of the Company at the maturity date, or through cash payments of $500,000 and $1,000,000 at May 3, 2006 and May 3, 2007, respectively. The original 2004 Note had no stated interest rate.

The Company accounted for the 2004 Note in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14), and utilized a discounted cash flow model with an incremental borrowing rate of 15% to determine the fair value of the 2004 Note. At May 3, 2004, the Company determined that the fair value of the 2004 Note was approximately $1,035,000 and recorded a discount of $465,000. Also, as part of the original agreement, if the Company elected to settle the debt through issuance of shares of common stock DARA Therapeutics common stock (at a price per share as defined in the agreement), a repurchase put feature would be triggered. Under this repurchase feature, if DARA Therapeutics completed a sub-licensing or commercialization agreement with a third party using the compound technology, the third party would have the ability to require DARA Therapeutics to repurchase its shares of common stock at a price based upon the third party’s percentage of equity ownership in DARA Therapeutics as defined in the agreement.

On March 3, 2006, the promissory note was amended to extend the payment dates to March 3, 2007 and September 3, 2007 and accrue interest at 5% annually on $500,000 beginning March 3, 2006 and 5% annually on the remaining $500,000 beginning March 3, 2007.

Interest expense of $0 for the years ended December 31, 2010 and 2009, and $411,660 for the period from June 22, 2002 (inception) through December 31, 2010 was attributable to the amortization of the debt discount and accrued interest on the 2004 Note.

On March 1, 2007, DARA Therapeutics settled the 2004 note through the issuance of 333,334 shares of common stock of DARA Therapeutics representing 25% of the then outstanding stock of DARA Therapeutics. The Company recorded the issuance of DARA Therapeutics shares as noncontrolling interest in subsidiary in the amount of $1,441,948. Net loss attributable to the third party’s noncontrolling interest was $339,491 and $218,339 for the years ended December 31, 2010 and 2009, respectively, and $1,350,579 for the period from June 22, 2002 (inception) through December 31, 2010; which has reduced the noncontrolling interest in the subsidiary to $91,370 at December 31, 2010.

9. Leases and Other Financing Arrangements

Operating leases

On November 30, 2007, the Company entered into a lease agreement for 7,520 square feet of office space at 8601 Six Forks Road, Raleigh, North Carolina, known as Forum I. The Company relocated its corporate headquarters from 4505 Falls of the Neuse Road, Raleigh, North Carolina to Forum I in April 2008. The lease term began on April 1, 2008 and expires on March 31, 2013 with the option to terminate earlier for cause or to extend. DARA is recording expenses related to the lease ratably over the term of the lease and as a result has recorded a liability at December 31, 2010 for the deferred lease obligation of $12,054.

In connection with this lease, the Company issued a letter of credit in the amount of $77,080 on December 11, 2007. The letter of credit is renewable annually for the term of the lease with the landlord and is collateralized by cash held in an interest-bearing time deposit at DARA’s financial institution.

DARA also has in place various operating leases related to office equipment. Total rent expense was $162,071 for each year ended December 31, 2010 and 2009.

In July 2010, the Company entered into a financing agreement related to its product liability insurance in the amount of $19,544. The balance outstanding pursuant to this financing agreement as of December 31, 2010 was $8,955.

At December 31, 2010, future minimum commitments under leases with non-cancelable terms of more than one year are as follows:

Year	Operating Leases
2011	$165,683
2012	169,144
2013	42,544

Total	$377,371

Capital Leases

As part of the merger with Point during 2008, the Company acquired office equipment under a capital lease agreement of $34,328. This capital lease agreement was terminated in 2009 and the Company recorded a net loss of $19,930 on the capital lease assets and a gain on the extinguishment of the capital lease obligation of $12,240 in connection therewith which is recorded as other income (expense), net on the consolidated statements of operations for the year ended December 31, 2009. Additionally during 2008, the Company entered into a capital lease agreement of $35,801 for additional office equipment. During 2010, the Company entered into a capital lease agreement of $26,100 for additional office equipment. The cost of capital lease assets is included under property and equipment in the balance sheet at December 31, 2010 and 2009, respectively. Accumulated depreciation of the leased equipment was $19,255 and $10,079 at December 31, 2010 and 2009, respectively.

The future minimum lease payments required under capital leases and the present values of the net minimum lease payments as of December 31, 2010 are as follows:

Year:	Capital Leases
2011	$17,562
2012	17,562
2013	9,334
2014	5,220
2015	1,740

Total	51,417
Less amount representing interest	(6,789)

Present value of minimum lease payment	$44,629

10. Commitments and Contingencies

On October 9, 2009, the Company entered into an Addendum and First Amendment to Material Transfer Agreement (the Amendment) with America Stem Cell, Inc. pursuant to which the Material Transfer Agreement between the Company and America Stem Cell dated March 24, 2008 (the “Agreement”) was amended. Under the Agreement, the Company is providing America Stem Cell with dipeptidylpeptidase (DPP-IV) inhibitors from its proprietary library which America Stem Cell is using to further its research and development program related to hematopoietic stem cell (HSC) transplants (the Program). Under the Agreement as amended by the Amendment, America Stem Cell is required to pay the Company a total of $250,000, in four equal installments over approximately three years, contingent upon America Stem Cell’s receipt of at least $3 million in grant funding for the Program. As of December 31, 2010 America Stem Cell has not received grant funding.

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

Common Stock

On June 15, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with the private issuance and sale to such investors of 214,617 shares of the Company’s common stock and 214,617 warrants to purchase shares of common stock. The common stock and warrants were issued and sold in units with each unit consisting of one share of common stock and a warrant to purchase one share of common stock for each unit purchased. The units were issued and sold to investors at a price per unit equal to the average of the closing sales price on the NASDAQ Capital Market for one share of common stock for the period of twenty (20) trading days ending on the last trading day prior to the date the investor executed the securities purchase agreement and deposited the purchase price. With this pricing mechanism, different investors paid different prices depending on when they signed the securities purchase agreement and submitted their funds. Purchase prices ranged from $6.24 to $8.80 per unit. The closing of the sale of these units took place on June 15, 2009 for gross proceeds of $1,397,000 and net proceeds after placement agent fees of $1,298,180. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $7.36 and expires June 15, 2015. In addition to the warrants issued to investors, the placement agents received a total of 9,490 warrants.

On September 10, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 411,184 shares of the Company’s common stock and 308,388 warrants to purchase shares of common stock. The common stock and warrants were issued and sold in units for $6.08 per unit, with each unit consisting of one share of common stock and three-fourths of a warrant to purchase one share of common stock for each unit purchased. The closing of the sale of these units took place on September 14, 2009 for gross proceeds of $2,500,000 and net proceeds after placement agent fees of $2,300,000. In connection with the transaction that closed on September 18, 2009 described below, the number of shares covered by these warrants increased by ten percent to 339,226 as the result of the operation of applicable anti-dilution provisions. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $8.96 and expires September 14, 2012.

On September 16, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 137,500 shares of the Company’s common stock and 68,750 warrants to purchase shares of common stock. The common stock and warrants were sold in units for $8.84 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. The closing of the sale of these units took place on September 18, 2009 for gross proceeds of $1,215,500 and net proceeds after placement agent fees of $1,118,260. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $7.84 and expires September 18, 2014.

On October 13, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 87,502 shares of the Company’s common stock and 43,751 warrants to purchase shares of common stock. The common stock and warrants were sold in units for $8.57 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. The closing of the sale of these units took place on October 14, 2009 for gross proceeds of $750,000 and net proceeds after placement agent fees of $690,000. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $7.57 and expires October 14, 2014.

On February 26, 2010 and March 5, 2010, the Company entered into two Securities Purchase Agreements with certain accredited investors in connection with the private issuance and sale to such investors of a total of 234,896 shares of the Company’s common stock and 117,456 warrants to purchase shares of common stock. The common stock and warrants were sold in units for $7.52 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. The closings of the sale of the units under these securities purchase agreements took place on February 26, 2010 and March 5, 2010 for proceeds of $1,759,545, net of issuance costs of $6,959. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $7.52. Of these warrants, 114,131 expire on August 26, 2015 and 3,325 expire on September 5, 2015.

On October 22, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of 612,667 shares of the Company’s common stock and 306,334 warrants to purchase shares of common stock. The common stock and warrants were sold in units for $2.25 per unit, with each unit consisting of one share of common stock and one-half of a warrant to purchase one share of common stock for each unit purchased. The closing of the sale of these units took place on October 26, 2010 for gross proceeds of $1,378,500 and net proceeds after placement agent fees of $1,262,166. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $2.79, becomes exercisable on April 26, 2011 and expires April 26, 2016.

Preferred Stock

On December 30, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors in connection with a registered direct offering by the Company of units comprised of 4,800 shares of Series A convertible preferred stock (which are convertible into a total of 1,920,000 shares of common stock), Class A warrants to purchase 960,000 shares of common stock and Class B warrants to purchase a total of 960,000 shares of common stock, for net proceeds of $4,286,938.

Shares of Series A preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of Company common stock at a conversion price of $2.50 per share.

Class A warrants entitle the holder to purchase shares of common stock for an exercise price equal to $2.50 and expire December 30, 2015. Class B warrants will entitle the holder to purchase shares of common stock for an exercise price equal to $2.50 and expire December 30, 2011.

Stock Dividend

On April 28, 2005, the board of directors approved a three for two (3:2) stock split in the form of a stock dividend. Stockholders of record on April 28, 2005 received a stock dividend of one share of common stock for every two shares of capital stock (preferred or common) owned on that date.

Warrants

The Company has a total of 3,253,560 warrants at a weighted-average price of $5.98 to purchase its common stock outstanding as of December 31, 2010. These warrants are summarized as follows:

Date	Price	Number of Shares	Life
March 31, 2006	$46.54	6,287	5 year
February 7, 2007	$40.00	2,142	5 year
October 21, 2008	$16.00	14,094	5 year
October 21, 2008	$20.80	140,938	5 year
October 21, 2008	$36.00	70,471	5 year
June 15, 2009	$7.36	224,109	5 year
September 14, 2009	$8.96	339,227	5 year
September 18, 2009	$7.84	68,750	5 year
October 13, 2009	$7.57	43,752	5 year
February 26, 2010	$7.52	114,131	5 year
March 5, 2010	$7.52	3,325	5 year
October 26, 2010	$2.79	306,334	5 year
December 29, 2010	$2.50	960,000	1 year
December 29, 2010	$2.50	960,000	5 year

Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at December 31, 2010 as follows:

Outstanding stock options	145,098
Possible future issuance under stock option plan	357,812
Possible conversion of preferred shares	1,470,000
Outstanding warrants	3,253,560

5,226,470

12. Share-Based Compensation

The Company has two share-based compensation plans, the 2008 Employee, Director, and Consultant Plan (the “2008 Plan”), and the 2003 Amended and Restated Employee, Director, and Consultant Plan (the “2003 Plan”), together referred to herein as the “Stock Plans”.

The 2008 Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock and other stock awards. Options granted and shares underlying stock awards issued under the 2008 Plan vest over periods determined by the compensation committee of the board of directors.

The 2003 Plan provided for the granting of incentive stock options to employees and non-qualified stock options to employees, directors, and consultants of the Company or its subsidiaries. In connection with the adoption of the 2008 Plan, the 2003 Plan was frozen as a result of which at December 31, 2010 there no shares of common stock available for future grants under the 2003 Plan.

Incentive stock options, non-qualified stock options and restricted stock awards were granted under the Stock Plans through December 31, 2010. The options are exercisable for a period not to exceed ten years and vesting for the options and restricted shares granted to date range from being 100% fully vested at grant to 25% immediately vested and the remainder vesting over a three year period.

As of December 31, 2010, a total of 744,727 shares were authorized for grants under the Stock Plans, of which 357,812 were available for future grant. As of December 31, 2010 there were 2,550 and 0 restricted stock awards outstanding under the 2008 and 2003 Plans, respectively. As of December 31, 2010, a total of 111,449 and 33,649 stock options were outstanding under the 2008 Plan and 2003 Plans, respectively.

The following table summarizes the Company’s stock plan activity under all of the Company’s stock based compensation plans from March 12, 2003 (plan inception) through December 31, 2010:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price
Shares authorized at March 12, 2003	62,500	—	$—
Options granted	(6,250)	6,250	8.48

Balance at December 31, 2003	56,250	6,250	8.48
Options granted	(37,813)	37,813	10.24
Options exercised	—	(24,609)	9.92

Balance at December 31, 2004	18,437	19,454	10.08
Shares authorized on January 25, 2005	62,500	—	—
Options granted through April 28, 2005	(24,375)	24,375	30.88
Additional authorized shares due to stock dividend on April 28,	62,500	—	—
Options granted as result of stock dividend on April 28, 2005	(34,219)	34,219	30.88
Options granted after April 28, 2005	(25,625)	25,625	30.88
Options exercised	—	(2,063)	8.48
Options forfeited	11,219	(11,219)	22.08

Balance at December 31, 2005	70,437	90,391	22.88
Options granted	(28,750)	28,750	38.40
Options exercised	—	(15,003)	12.00
Options forfeited	6,094	(6,094)	17.44

Balance at December 31, 2006	47,781	98,044	29.44
Shares authorized on January 16, 2007	62,500	—	—
Options granted	(72,471)	72,471	41.60
Options forfeited	3,841	(3,841)	36.80

Balance at December 31, 2007	41,651	166,674	34.24
Adjustment to beginning balance from merger ratio	1,309	4,943	—

Balance at February 12, 2008	42,960	171,617	—
Options authorized under the 2008 plan	287,890	—	—
Reduction to options available to be issued under the 2003 plan	(41,993)	—	—
Options granted	(29,707)	29,707	23.30
Shares issued to directors	(6,563)	—	—
Options exercised	—	(18,131)	10.40
Shares cancelled and forfeited	—	(48,363)	33.96

Balance at December 31, 2008	252,587	134,830	34.23
Options granted	(71,877)	71,877	4.43
Shares issued to directors	(703)	—	—
Shares issued as compensation	(32,012)	—	—
Options exercised	—	(26,563)	4.17
Shares cancelled and forfeited	20,053	(90,671)	35.04

Balance at December 31, 2009	168,048	89,473	18.40
Options authorized under the 2008 plan	284,347	—	—
Options granted	(80,625)	68,125	7.35
Options exercised	—	(25,000)	4.00
Shares issued to directors	(1,458)	—	—
Shares issued as compensation	(12,500)	12,500	6.25

Balance at December 31, 2010	357,812	145,098	$14.63

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

The fair value of stock options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	2010	2009
Estimated dividend yield	—	—
Expected stock price volatility	86.73%	81.88%
Expected life of option (in years)	5.73	5.32
Risk-free interest rate	2.61%	2.02%

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

The weighted average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 were $1.02 and $3.04, respectively. The total intrinsic values of stock options exercised during the years ended December 31, 2010 and 2009 were $84,000 and $123,000, respectively. The amount of cash received from the exercise of stock options was $100,000 and $110,750 during the years ended December 31, 2010 and 2009, respectively. The Company did not realize a tax benefit from stock options exercised during the years ended December 31, 2010 and 2009.

The following summarizes certain information about fully vested stock options and stock options expected to vest as of December 31, 2010:

	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding	141,557	8.02	$14.78	$—

Exercisable	80,902	7.27	$20.02	$—

The following table summarizes certain information about the Company’s stock options outstanding as of December 31, 2010:

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$4.00	12,500	8.17	12,500
$6.24	12,500	9.36	3,124
$6.88	7,814	8.35	6,251
$7.20	5,625	9.23	1,875
$7.36	62,500	9.08	15,625
$22.40	9,885	7.69	7,410
$24.96	10,636	4.07	10,636
$35.04	625	7.33	468
$37.28	7,220	4.87	7,220
$41.92	15,793	6.77	15,793

	145,098	8.06	80,902

The Company recognized stock option compensation expense for employees and non-employee directors as follows:

	Year Ended December 31,		Period from June 22, 2002 (inception)
	2010	2009	to December 31, 2010
Research and development	$47,201	$98,770	$1,185,475
General and administrative	222,792	227,064	2,943,059

Total stock-based compensation to employees and non-employee directors	$269,993	$325,834	$4,128,534

Stock option compensation expense for non-employees in exchange for services during the years ended December 31, 2010 and 2009 was $4,689 and $26,004, respectively, and $661,753 for the period from June 22, 2002 (inception) through December 31, 2010.

As of December 31, 2010, there was $87 of total unrecognized compensation cost for non-vested share-based stock option compensation arrangements which is expected to be recognized over a weighted average period of 0.01 years.

Restricted Stock Activity

During 2009 the Company issued 31,250 restricted shares to five employees. The Chief Executive Officer/President was awarded 18,750 restricted shares and four employees each were awarded 3,125 restricted shares. The shares vested on the anniversary of the grant, September 24, 2010 and the Company recognized $167,515 and $41,878 stock-based compensation expense in general and administrative and research and development, respectively, for the year ended December 31, 2010. The Company recognized $61,485 and $15,370 stock-based compensation expense in general and administrative and research and development, respectively, for the year ended December 31, 2009. The Company recognized $167,515 and $41,878 stock-based compensation expense in general and administrative and research and development, respectively, for the period from June 22, 2002 (inception) through December 31, 2010.

The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $48,479 and $32,702 for the years ended December 31, 2010 and 2009, respectively, and $217,721 for the period from June 22, 2002 (inception) through December 31, 2010.

The Company recognized share-based compensation related to issuance of restricted stock to nonemployees in exchange for services totaling $94,408 and $41,667 for the years ended December 31, 2010 and 2009, respectively, and $458,336 for the period from June 22, 2002 (inception) through December 31, 2010.

	Outstanding Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	4,920	31.57
Restricted stock granted	33,650	9.04
Restricted stock vested	(10,246)	11.73
Restricted stock cancelled (forfeited)	(2,758)	17.89

Nonvested restricted stock at December 31, 2009	25,566	10.53
Restricted stock granted	13,958	6.12
Restricted stock vested	(36,972)	8.85

Nonvested restricted stock at December 31, 2010	2,552	$18.98

As of December 31, 2010, there was $6,338, of total unrecognized compensation cost related to nonvested restricted stock arrangements which is expected to be recognized over a weighted average period of 0.25 years.

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

Defined contribution plan expense prior to the effective date of the amendment was $6,524 for the year ended December 31, 2009, and $179,359 for the period from June 22, 2002 (inception) through December 31, 2010. There was no discretionary employer match and therefore no expense was recognized in 2010.

14. Subsidiaries

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

15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows at December 31:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$73,740,123	$74,719,342
Tax credits	3,946,362	3,797,106
Investments and other	1,619,931	1,416,807

Total deferred tax assets	79,306,416	79,933,255
Valuation allowance	(79,306,416)	(79,933,255)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance against the deferred tax assets recorded as of December 31, 2010 and 2009, due to uncertainties as to their ultimate realization. The increase in the valuation allowance in each period resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2010 and 2009, respectively, the Company had an estimated $206,383,471 and $205,448,031 of U.S. Federal net operating loss carryforwards that have already started to expire. The Company also has an estimated $63,667,750 and $82,759,138 of state net economic loss carryforwards that have already started to expire. Additionally, the Company has research and development credits of $3,024,262 and $922,112 for federal and state tax purposes, respectively, that have already started to expire.

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

Income tax computed at the statutory federal income tax rate of 34% is reconciled to the provision (benefit) for income taxes for the years ended December 31 as follows:

	2010	2009
Expected federal tax benefit	$(1,932,844)	$(1,137,146)
State income taxes, net of federal benefit	(258,660)	(152,177)
Other permanent differences	(12)	160,185
Tax credits	(240,309)	(81,593)
Expired federal NOL	1,480,345	—
Expired tax credits and state NOL	1,636,938	936,527
Other	(58,619)	16,725
Change in valuation allowance	(626,839)	390,900

Income tax benefit	$—	$133,421

On January 1, 2007, the Company adopted ASC 740-10 (formerly FIN 48). There was a cumulative effect adjustment of $219,338 upon adoption and included in this amount is $24,893 related to penalties and interest. An additional $15,448 and $11,100 of penalties and interest on these liabilities was accrued in 2009, and 2010 respectively. The Company has recorded total interest and penalties related to these liabilities of $85,277 as of December 31, 2010. Since the Company has incurred cumulative operating losses since inception, all tax years remain open to examination by major jurisdictions. The Company records penalties and interest attributable to these liabilities as part of interest expense.

The following is a rollforward of gross unrecognized tax positions:

Gross tax liability at December 31, 2009	$194,445
Changes in the current year	—

Gross tax liability at December 31, 2010	$194,445

16. Subsequent Event

The Company has evaluated subsequent events prior to the filing of the Company’s Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of.

Name	Age	Position
Richard A. Franco, Sr., R. Ph.	69	Chairman, President, Chief Executive Officer, and Director
Ann A. Rosar	59	Chief Accounting Officer

Richard A. Franco, Sr., R. Ph. has served as our Chief Executive Officer and a member of our board of directors since January 2009, as our President since February 2009 and as our Chairman of the Board since March 2009. Previously, Mr. Franco served as our Chairman of the Board from October 2007 until March 2008, as President, Chief Executive Officer from January 1, 2007 until March 2008 and as President and a member of our board of directors from 2005 until March 2008. Mr. Franco has been a leader in the pharmaceutical and medical industry for more than 35 years. Before joining DARA, Mr. Franco co-founded LipoScience, Inc., a private medical technology and diagnostics company, and served as president, CEO and chairman. Prior to founding LipoScience he was president, CEO and director of Trimeris, Inc., a biopharmaceutical company (NASDAQ: TRMS). Mr. Franco counts more than a decade of experience with Glaxo Inc. (now GlaxoSmithKline), where he served as a member of the Executive Committee, vice president and general manager of Glaxo Dermatology and the Cerenex Divisions and vice president of Commercial Development and Marketing. He began his career with Eli Lilly and Company where he spent sixteen years. Mr. Franco currently is a director of Salix Pharmaceuticals, Ltd. (NASDAQ: SLXP), a specialty pharmaceutical company; Metropolitan Health Networks, Inc. (“Metcare”) (AMEX: MDF) a leading provider of health care services to people with Medicare in Florida.; and the Research Triangle Chapter of the National Association of Corporate Directors (NACD). He has previously served on the boards of Tranzyme, Inc.; TriPath Imaging, Inc. (NASDAQ: TPTH); EntreMed, Inc. (NASDAQ: ENMD); NeoMatrix, LLC; and The United Way of Wake County and as a three time Distinguished Judge for The Entrepreneur of the Year for the Carolinas’. Mr. Franco earned a Bachelor of Science degree in pharmacy from St. John’s University and did his graduate work in pharmaceutical marketing and management at Long Island University.

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

Ann A. Rosar has served as our Chief Accounting Officer since January 2009 and as our Controller from November 2007 until January 2009. Ms. Rosar has over twenty years experience in finance with publicly held companies and more than ten years experience regarding regulatory reporting requirements. Prior to joining the Company, Ms. Rosar was the Manager of Financial Reporting and Accounting with Cicero, Inc. (formerly Level 8 Systems), a provider of business integration software, from June 2000 until November 2007, where she was responsible for Security Exchange Commission reporting, audits and budget analysis. Prior to that position, she served as Senior Financial Analyst-Business Operations for Nextel Communications. Ms. Rosar received a MBA in Finance from the University of Houston and received her undergraduate degree from North Carolina State University.

Directors

The following table sets forth certain information concerning our non-employee directors as of March 25, 2011:

Name	Age	Board Committees
Haywood Cochrane	62	Audit; Compensation
David Drutz	72	Audit; Compensation
Gail F. Lieberman	67	Audit; Compensation

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

David J. Drutz, M.D. has served as a member of DARA’s board of directors since February 2008. Dr. Drutz currently serves as Lead Independent Director of the board of directors of Gentris Corporation and as a director of MethylGene Inc. (TSX: MYG), a biopharmaceuticals company. From 2000 to 2010, Dr. Drutz served as Chairman of the board of directors of Tranzyme Pharma, Inc. He has been a General Partner with Pacific Rim Ventures (Tokyo, Japan) since 1999. Pacific Rim Ventures (PRV) is focused on global biotechnology investment opportunities in the area of the life sciences. He has also been President of Pacific Biopharma Associates, a biotechnology consulting firm, since 1999. Dr. Drutz was formerly Vice President Biological Sciences (Drug Discovery) and Vice President Clinical Research (AIDS therapeutics) at Smith Kline and French Laboratories in King of Prussia, PA, and Vice President Clinical Development, Daiichi Pharmaceutical Corporation, Ft. Lee, NJ. At Daiichi he was responsible for the development of five anti-infective and oncology products. Dr. Drutz left Daiichi in 1990 to enter the biotechnology industry. Before joining PRV he was President and Chief Executive Officer of Inspire Pharmaceuticals, Inc. (NASDAQ: ISPH), a company specializing in therapeutics for diseases of the respiratory tract and other mucus membrane surfaces. He is a Certificate Holder issued by the National Association of Corporate Directors (NACD). Dr. Drutz received his M.D. degree at the University of Louisville, and postgraduate medical training at Vanderbilt University, following which he served as a U.S. Navy medical officer in Taiwan, Vietnam and the Philippines. He held senior faculty positions at the University of California, San Francisco, University of Texas and the University of Pennsylvania. He is board-certified in Internal Medicine, and a Fellow of the American College of Physicians and the Infectious Diseases Society of America.

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

Gail F. Lieberman has served as a member of DARA’s board of directors since April 2009. Ms. Lieberman currently serves as director on the audit committee of ICTS International N.V. Ms. Lieberman is the founder and Managing Partner of Rudder Capital, LLC, which provides financial and strategic advisory services for middle-market companies including M&A advisory and strategic consulting. She has been a Chief Financial Officer for several Fortune 500 companies, including Thomson Corporation’s Financial & Professional Publishing division, Moody’s Investor Service (D&B) and Scali, McCabe, Sloves (Ogilvy Group). Ms. Lieberman has recently served as a Director for three public companies in the healthcare and aerospace sectors: I-Trax Inc. (Amex: DMX); TriPath Imaging Inc. (NASDQ: TPTH); and Breeze-Eastern Corporation (Amex: BZC). In addition, she sits on several advisory boards and non-profit boards including NY Report and Urban Glass. Ms. Lieberman holds a BA in Mathematics and Physics and an MBA in Finance from Temple University.

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2010, all filing requirements were timely satisfied except that Mr. Cochrane, Mr. Drutz, and Ms. Lieberman each filed a late Form 4 with respect to a restricted stock grant.

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

Item 11. Executive Compensation.

Executive Officer Compensation

The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officer during 2010 and our most highly compensated executive officer other than the individuals who served as our Principal Executive Officer during 2010 (collectively, the “named executive officers”):

2010 Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)

Richard A. Franco, Sr., R.Ph. Chairman, Chief Executive Officer and President	2010	160,417	150,000	—	460,000	770,417
	2009	—	150,000	171,000	250,000	571,000

Ann A. Rosar Chief Accounting Officer	2010	124,000	2,500	—	19,500	146,000
	2009	120,000	2,000	28,500	10,750	161,250

(1)	The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 12 to our audited, consolidated financial statements included elsewhere herein.
(2)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 12 to our audited, consolidated financial statements included elsewhere herein.

In 2010 Mr. Franco and Ms. Rosar were granted option awards covering 62,500 shares and 3,125 shares, respectively. In 2009, Mr. Franco was granted an option award covering 62,500 shares and a restricted stock award covering 18,750 shares and Ms. Rosar was granted a restricted stock award covering 3,125 shares.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard A. Franco, Sr.	12,500	—		4.00	03/03/19
	15,625	46,875	(1)	7.36	01/29/20

Ann A. Rosar	3,223	—		41.92	11/26/17
	1,209	403	(2)	22.40	09/09/18
	781	2,344	(3)	6.24	05/12/20

(1)	Reflects the unvested portion of an option grant which will vest in three equal annual installments beginning January 29, 2011.
(2)	Reflects the unvested portion of an option grant which will fully vest in September 9, 2011.
(3)	Reflects the unvested portion of an option grant which will vest in three equal annual installments beginning May 12, 2011.

Compensation of Directors

The following table sets forth information concerning the compensation earned by the individuals serving as non-employee directors during 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Option Awards ($)(2)(3)	Total ($)
David J. Drutz	34,500	4,300	13,500	52,300
Haywood D. Cochrane, Jr.	34,500	4,300	13,500	52,300
Gail F. Lieberman	31,000	1,431	13,500	45,931

(1)	The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 12 to our audited, consolidated financial statements included elsewhere herein.

(2)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 12 to our audited, consolidated financial statements included elsewhere herein.
(3)	The table below sets forth the aggregate number of unvested shares of restricted stock and the aggregate number of stock options held by each non-employee director as of December 31, 2010.

Name	Aggregate Option Awards (#)	Aggregate Stock Awards (#)
David J. Drutz	1,875	1,171
Haywood D. Cochrane, Jr.	1,875	1,171
Gail F. Lieberman	5,000	208

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership Table

The following table sets forth, as of March 22, 2011 certain information concerning beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each of our directors, (2) each of our executive officers, (3) all directors and executive officers as a group and (4) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Except as otherwise indicated, the address for each person is to the care of DARA BioSciences, Inc., 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock		Shares Subject to Options, Warrants and Convertible Preferred Stock (1)		Total	Percentage of Class
Directors
Haywood D. Cochrane, Jr.	3,073		1,250		4,323	*

David J. Drutz	3,073		1,250		4,323	*

Gail F. Lieberman	208		3,594	(2)	3,802	*

Executive Officers
Richard A. Franco, Sr.	162,834		77,228	(3)	240,062	4.90%

Ann A. Rosar	8,688		5,995		14,683	*

Directors and Executive Officers as a group (5 persons)	177,876		89,317		266,678	5.44%

Five Percent Holders
Anson Investments Master Fund LP	306,333	(4)	—	(4)	306,333	6.37%

Barry Honig	260,960	(5)	—	(5)	260,960	5.42%

*	Less than one percent.
(1)	Represents shares subject to options which are exercisable within 60 days and underlying shares of Series A Convertible Preferred Stock convertible within 60 days.
(2)	Represents shares held for the benefit of Rudder Capital, LLC.
(3)	Certain shares of Series A Convertible Preferred Stock and warrants held by Mr. Franco are subject to a blocker provision that do not permit conversion or exercise to the extent it would cause the holder to hold more than 4.9% of our outstanding common stock. The amount of shares subject to options, warrants and convertible preferred stock indicated does not include shares of common stock underlying shares of Series A Convertible Preferred Stock and warrants that exceed this ownership limitation. Assuming there were no such blocker provision and assuming conversion of all shares of Series A Convertible Preferred Stock and all vested options and warrants held by Mr. Franco, Mr. Franco would beneficially own a total of 366,584 shares of our common stock representing 7.3% of the class.
(4)	The principal business address of Anson Investments Master Fund LP 98-0538788 is Walker House; 87 Mary Street; Georgetown, Grand Cayman KY1 9002. This information has been obtained from Schedule 13G filed by Anson Master Investments Master Fund, LP with the SEC on November 5, 2010. Certain warrants held by Anson Master Investments Master Fund LP are subject to a blocker provision that do not permit exercise to the extent it would cause the holder to hold more than 4.9% of our outstanding common stock. The amount of shares subject to options, warrants and convertible preferred stock indicated does not include shares of common stock underlying warrants that exceed this ownership limitation.

(5)	Represents: (i) 197,988 shares of common stock held individually by Barry Honig (ii) 2,972 shares of common stock held by GRQ Consultants, Inc. 401(K), of which Mr. Honig is the trustee, and (iii) 60,000 shares held by Marlin Capital Partners LLC of which Mr. Honig shares voting power. The principal business address of Mr. Honig is 4400 Biscayne Boulevard, Suite 850, Miami, FL 33137. This information has been obtained from Schedule 13G filed by Mr. Honig with the SEC on January 26, 2011. Certain shares of Series A Convertible Preferred Stock and warrants held by Mr. Honig are subject to a blocker provision that do not permit conversion or exercise to the extent it would cause the holder to hold more than 4.9% of our outstanding common stock. The amount of shares subject to options, warrants and convertible preferred stock indicated does not include shares of common stock underlying shares of Series A Convertible Preferred Stock and warrants that exceed this ownership limitation.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation plans approved by security holders	145,098	$14.63	357,812
Equity Compensation plans not approved by security holders	—	$—	—
Total	145,098	$14.63	357,812

Item 13. Certain Relationships and Related Transactions and Director Independence.

During the 2010 fiscal year, the following individuals served as members of our board of directors: Haywood D. Cochrane, David Drutz, Richard Franco, and Gail Lieberman. Each of such directors, other than Mr. Franco was “independent” as such term is defined in the listing standards of The Nasdaq Stock Market and the applicable rules of the SEC.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 and fees billed for other services rendered by Ernst & Young LLP during those periods.

The aggregate fees billed for professional services by Ernst & Young LLP in 2010 and 2009 for these various services were:

	2010	2009
Audit fees (1)	$175,000	$200,000
Audit-related fees (2)	165,559	2,000
Tax fees (3)	41,730	10,000
All other fees	—	—

Total	$382,289	$212,000

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and also includes fees billed for consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of assurance and related services relating to financial accounting and reporting standards not classified as audit fees.
(3)	Tax fees principally included review of and consultation regarding the Company’s federal and state tax returns and tax planning.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2011.

DARA BIOSCIENCES, INC.

By:	/s/ Richard A. Franco
Richard A. Franco, President and Chief Executive Officer

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

Signature	Title	Date

/s/ Richard A. Franco Richard A. Franco	President and Chief Executive Officer (Principal Executive Officer and Director)	March 25, 2011

/s/ Ann A. Rosar Ann A. Rosar	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2011

/s/ Haywood Cochrane Haywood Cochrane	Director	March 25, 2011

/s/ David Drutz David Drutz	Director	March 25, 2011

/s/ Gail Lieberman Gail Lieberman	Director	March 25, 2011

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger, dated October 9, 2007 by and among DARA BioSciences, Inc., Point Therapeutics, Inc. and DP Acquisition Corp.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 10, 2007

2.2	Amendment to Agreement and Plan of Merger, dated December 14, 2007 by and among DARA BioSciences, Inc., Point Therapeutics, Inc. and DP Acquisition Corp.	Incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on December 17, 2007

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

4.1	Specimen stock certificate for common stock	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

4.2	Form of Warrant for Point Therapeutics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

4.3	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003

4.4	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003

4.5	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2004

4.8	Form of Investor Securities Purchase Agreement dated as of March 24, 2004	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2004

4.9	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

4.10	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

4.11	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on June 16, 2009

4.12	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

Exhibit No.	Description	Incorporated by Reference to

4.13	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on September 18, 2009

4.14	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 15, 2009

4.15	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

4.16	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

4.17	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

10.1	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.2	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.3	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.4	Lease Agreement dated November 30, 2007, by and between DARA BioSciences, Inc. and The Prudential Insurance Company of America	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Incentive Stock Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.6	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Non-Qualified Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.7	Form of Restricted Stock Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10,8	Form of Restricted Stock Unit Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.9	License Agreement dated May 3, 2004, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

Exhibit No.	Description	Incorporated by Reference to

10.10	Exclusive License Agreement effective July 1, 2004, by and between Kirin Brewery Company, Limited and DARA Therapeutics, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.11	Exclusive License Agreement effective December 22, 2006, by and between Nuada, LLC and DARA BioSciences, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.12	Exclusive License Agreement dated October 8, 2007, by and between Bayer Pharmaceuticals Corporation and DARA BioSciences, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.13	Stock Purchase and Loan Agreement dated January 30, 2009, by and between DARA BioSciences, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

10.14	Secured Promissory Note dated January 30, 2009, by and between DARA BioSciences, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

10.15	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on June 16, 2009

10.16	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

10.17	Placement Agent Agreement, dated August 21, 2009, by and between DARA BioSciences, Inc. and Moody Capital Solutions, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

10.18	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on September 18, 2009

10.19	Material Transfer Agreement, dated March 24, 2008, by and between DARA BioSciences, Inc. and America Stem Cell, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 13, 2009

10.20	Addendum and First Amendment to Material Transfer Agreement, dated October 9, 2009, by and between DARA BioSciences, Inc. and America Stem Cell, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 13, 2009

10.21	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on October 15, 2009

10.22	Securities Purchase Agreement, dated February 26, 2010, by and between DARA Pharmaceuticals, Inc. and certain accredited investors	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

10.23	Stock Purchase Agreement, dated December 31, 2009, by and between DARA Pharmaceuticals, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

10.24	First Amendment to License Agreement dated July 7, 2009 by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on May 17, 2010

Exhibit No.	Description	Incorporated by Reference to

10.25	Securities Purchase Agreement dated October 24, 2010, by and between DARA BioSciences, Inc. and the purchasers identified therein	Incorporated by reference to the Company’s Report on Form 8-K filed on October 26, 2010

10.26	Placement Agent Agreement dated October 22, 2010, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co., Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 26, 2010

10.27	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

10.28	Placement Agent Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

10.29	Agreement between DARA Therapeutics, Inc., a Subsidiary of DARA BioSciences, Inc., and the Division of Cancer Prevention, National Cancer Institute for the Clinical Development of KRN5500 dated April 26, 2010	Incorporated by reference to the Company’s Report on Form 8-K filed on April 30, 2010

21	Subsidiaries of DARA BioSciences, Inc.

23	Consent of Ernst & Young LLP

24	Power of Attorney	Included on signature page

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2011

*	Management Contract or Compensatory Plan or Arrangement.
**	Confidential Treatment requested for certain portions of this Agreement.