Form 10-Q
period 2011-03-31
DARA BioSciences, Inc.
filed 2011-05-09
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of May 9, 2011 was approximately 5,090,004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$4,593,836	$5,478,414
Prepaid expenses and other assets, current portion	451,988	352,076

Total current assets	5,045,824	5,830,490

Furniture, fixtures and equipment, net	57,529	63,357
Restricted cash	51,401	51,401
Prepaid expenses and other assets, net of current portion	129,998	147,331
Prepaid license fee, net	190,000	220,000
Investments	130,468	130,468

Total assets	$5,605,220	$6,443,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$214,391	$349,741
Accrued liabilities	405,143	551,842
Capital lease obligation, current portion	13,696	13,217

Total current liabilities	633,230	914,800

Deferred lease obligation	12,077	12,054
Other liability	283,722	279,722
Capital lease obligation, net of current portion	27,799	31,412
Patent obligation	7,895	7,895

Total liabilities	964,723	1,245,883

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized, 2,775 shares issued and outstanding at March 31, 2011, 3,675 shares issued and outstanding at December 31, 2010.	28	37
Common stock, $0.01 par value, 75,000,000 shares authorized, 4,822,004 shares issued and outstanding at March 31, 2011, 4,126,004 shares issued and outstanding as of December 31, 2010.	48,220	41,260
Additional paid-in capital	39,365,985	38,610,457
Deficit accumulated during the development stage	(34,794,609)	(33,545,960)

Total stockholders’ equity before noncontrolling interest	4,619,624	5,105,794
Noncontrolling interest	20,873	91,370

Total stockholders’ equity	4,640,497	5,197,164

Total liabilities and stockholders’ equity	$5,605,220	$6,443,047

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from June 22, 2002 (inception) through March 31, 2011
	2011	2010
Operating expenses:
Research and development	$396,392	$359,569	$22,997,444
General and administrative	922,651	788,622	23,520,324

Total operating expenses	1,319,043	1,148,191	46,517,768

Loss from operations	(1,319,043)	(1,148,191)	(46,517,768)

Other income (expense):
Gain on distribution of nonmonetary asset	—	—	4,760,953
Gain on sale of marketable securities	—	—	6,780,147
Other (expense) income	—	(160)	606,972
Interest income, net	(103)	1,985	747,780

Other income (expense)	(103)	1,825	12,895,852

Loss before undistributed loss in equity method investments	(1,319,146)	(1,146,366)	(33,621,916)
Undistributed loss in equity method investments	—	—	(2,374,422)

Consolidated net loss	(1,319,146)	(1,146,366)	(35,996,338)

Net loss attributable to noncontrolling interest	70,497	50,300	1,421,076

Net loss attributable to controlling interest	$(1,248,649)	$(1,096,066)	$(34,575,262)

Basic and diluted net loss per common share	$(0.26)	$(0.38)

Shares used in computing basic and diluted net loss per common share	4,721,948	2,895,753

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through March 31,
	2011	2010	2011
Operating activities
Consolidated net loss	$(1,319,146)	$(1,146,366)	$(35,996,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,828	35,760	596,958
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	199,979	228,482	5,342,516
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	—	230,920
Loss on disposal of capital assets	—	—	19,930
Gain on extinguishment of capital lease obligation	—	—	(12,240)
Loss on disposal of furniture, fixtures and equipment	—	160	36,065
Sale of investment as payment for interest expense	—	—	36,712
Distribution of investment for compensation	—	—	100,000
Gain on distribution of nonmonetary asset	—	—	(4,760,953)
Gain on sale of marketable securities	—	—	(6,780,147)
Deferred lease obligation	23	1,019	12,078
Changes in operating assets and liabilities:
Prepaid license fee and other prepaid expenses	(67,579)	(121,744)	(686,349)
Accounts payable	(150,350)	(25,129)	(130,609)
Accrued liabilities	(227,307)	(95,016)	(402,163)
Other liability	4,000	3,000	46,174

Net cash used in operating activities	(1,524,552)	(1,119,834)	(38,283,716)

Investing activities
Purchases of furniture, fixtures, and equipment	—	(3,600)	(199,912)
Proceeds from sale of furniture, fixtures, and equipment	—	350	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	—	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	—	—	4,405,692

Net cash (used in) provided by investing activities	—	(3,250)	3,774,023

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through March 31,
	2011	2010	2011
Financing activities
Proceeds from issuance of notes payable	—	—	605,000
Principal payments on notes payable	—	—	(255,000)
Repayments of capital lease obligation	(3,134)	(1,450)	(30,571)
Establishment of other financing	98,219	103,927	238,295
Repayments on other financing	(17,611)	(18,056)	(148,732)
Proceeds from exercise of options and warrants	562,500	100,000	1,041,855
Proceeds from issuance of common stock and warrants, net of issuance costs	—	1,759,545	37,704,083
Establishment of restricted cash	—	(115)	(51,401)

Net cash provided by financing activities	639,974	1,943,851	39,103,529

Net (decrease) increase in cash and cash equivalents	(884,578)	820,767	4,593,836

Cash and cash equivalents at beginning of period	5,478,414	3,167,302	—

Cash and cash equivalents at end of period	$4,593,836	$3,988,069	$4,593,836

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees & non-employee directors	62,207	82,660	566,176
Shares issued to third party for services	98,363	22,650	556,699
Exchange of investment for cancellation of accrued interest	—	—	36,712
Exchange of investment for cancellation of note payable	—	—	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

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

At the present time the Company has two drug candidates with cleared IND (Investigational New Drug) Applications from the United States FDA which are advancing through clinical development. KRN5500 successfully completed a Phase 2a study and DB959 successfully completed a Phase 1 study. The Company has incurred losses since inception through March 31, 2011 of $34,575,262 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For the three months ended March 31, 2011 and 2010, no options and 20,314 options, respectively, and 2,001,334 warrants and no warrants, respectively have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

The ASC includes guidance in ASC 605-25, Revenue Recognition-Multiple-Element Arrangements, related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Recognition for a Single Unit of Accounting that was codified by Accounting Standards Update (ASU) 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial statements.

At the March 2010 meeting, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition (EITF 08-9). The Accounting Standards Update resulting from EITF 08-9 amends ASC 605-28, Revenue Recognition –Milestone Method. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASC 605-28 did not have a material impact on the Company’s financial statements.

3. Investments

SurgiVision, Inc.

SurgiVision, Inc. (SVI), a privately-held company, is developing “real-time” devices to be used with Functional MRI Technology. SVI is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. In 2010, SVI received 510(k) clearance from the Food and Drug Administration (FDA) to market their ClearPoint system in the United States for general neurological interventional procedures.

As of March 31, 2011 and December 31, 2010, the investment of 403,315 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 101,250 shares of SVI common stock at an exercise price of $3.20 per share.

Cardiovascular Solutions, Inc.

Cardiovascular Solutions, formerly known as Medeikon Corporation, a privately-held company, is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Cardiovascular Solutions at March 31, 2011.

The Company’s share of Cardiovascular Solutions loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Cardiovascular Solutions of $1,050,000 for the period from June 22, 2002 (inception) through March 31, 2011. The carrying value at March 31, 2011 and December 31, 2010 of the investment in Cardiovascular Solutions was $0.

The fair values of cost method investments (when applicable) are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.

4. Stockholders’ Equity

In January 2011, two investors who participated in the December 2010 Series A convertible preferred stock and warrant investment round exercised 225,000 warrants at $2.50 per warrant. During the quarter ended March 31, 2011, 900 Series A Preferred shares were converted into 360,000 shares of common stock.

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

There were no options granted to employees and non-employee directors during the three months ended March 31, 2011. The fair value of options granted to employees and non-employee directors for the three months ended March 31, 2010 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended March 31, 2010
Expected dividend yield	—%
Expected volatility	85%
Weighted-average expected life (in years)	5.7
Risk free interest rate	2.62%
Forfeiture rate	10%

The Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended March 31,
	2011	2010
Research and development	$5,574	$9,932
General and administrative	32,854	113,393

Total stock-based compensation to employees and non-employee directors	$38,428	$123,325

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which will vest 100% on the one year anniversary of the grant date. The Company’s President and CEO was awarded 50,000 restricted shares and four employees were each awarded 4,000 restricted shares. The Company recognized $49,054 and $6,766 stock-based compensation expense in general and administrative and research and development, respectively, during the three months ended March 31, 2011. In September 2009, the Company issued 31,250 shares of restricted stock to the same employees which vested September 2010. The Company recognized $56,466 and $14,116 stock-based compensation expense in general and administrative and research and development, respectively, during the three months ended March 31, 2010.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vested one year from the date of issue, January 4, 2011. On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vested on January 4, 2011. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $6,388 and $12,078 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company recognized $98,363 and $21,400 share-based compensation related to issuance of shares of restricted stock to non-employee (i.e. consultants) in exchange for services during the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, non-employee (i.e. consultants) option expense was $732 and $1,097 for general and administrative, respectively.

In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 1.75 years was $192,058 at March 31, 2011 and over an estimated weighted-average amortization period of 2.49 years was $315,739 at March 31, 2010.

A summary of activity under the Company’s stock option plans for the three months ended March 31, 2011 is as follows:

		Options Outstanding
	Shares Available to grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	357,812	145,098	$14.63
2008 Stock Plan increase	723,359	—	—
Shares issued as compensation	(111,000)	111,000	3.43

Balance at March 31, 2011	970,171	256,098	$15.42

6. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

7. Income Taxes

The Company did not record any current tax expense in the three months ended March 31, 2011 and 2010.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The total balance of unrecognized liabilities at March 31, 2011 was $283,722 which was recorded in other liability and if recognized, would affect the effective tax rate for computing tax expense for the three and twelve month periods then ended, respectively. Consistent with prior periods, the Company accrued interest and penalties, if any, within its interest expense.

8. Subsequent Events

The Company has no material subsequent events to the Company’s Form 10-Q for the quarter ended March 31, 2011 requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to successfully develop and outlicense our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and in any subsequently filed Quarterly Reports on Form 10. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements.

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

Overview

We are a North Carolina-based biopharmaceutical development company that acquires promising therapeutic molecules and medical technologies from third parties and advances their clinical development for later sale or license to pharmaceutical and biotechnology companies or other entities that have the potential to complete development, gain approval and commercialize the product. We focus our therapeutic development efforts on small molecules from late preclinical development through Phase 2 clinical trials. We operate a business model that focuses on the following:

•	Candidates that fill an important therapeutic need and have the potential to participate in large and growing markets;

•	Candidates with a well understood development pathway;

•	Patent portfolio;

•	Utilizing a small group of talented employees to develop those ideas through proof of concept in patients (generally through phase 2a clinical trials) by working with strategic outsource partners; and

•	Monetize the resulting product to a strong healthcare partner to complete development and commercialize.

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

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities. To date, we have received net proceeds from the sale of marketable securities in the amount of $1,951,211 and $4,405,692 in net proceeds from sale of investments in affiliates. We have raised $37,704,083 from issuance of preferred and common stock, net of issuance costs, since inception.

We expect to continue to incur operating losses in the near-term. Our results may vary depending on many factors, including pre-clinical and clinical test results, the performance of our strategic outsource partners and the progress of licensing activities with pharmaceutical partners.

Status of our Drug Candidates

We currently have a portfolio of drug candidates for the treatment of neuropathic pain for patients with cancer, type II diabetes (including dyslipidemia), and symptoms of plaque psoriasis. Our cost containment program announced on January 6, 2009, designed to reduce our cash burn rate, necessitated that we focus most of our working capital on advancing our two lead programs; the continued development of KRN5500 for the treatment of neuropathic pain for patients with cancer and DB959 for the treatment of type II diabetes. Due to this allocation, we reduced our headcount by approximately 60 per cent and inventoried three programs, DB160, DB900 and DB200, for future development. Based on our present working capital and sharpened focus, we have sufficient working capital to advance KRN5500 and DB959 development through the first quarter 2012. In the event that these two candidates are not monetized during 2011, additional funding will be required to continue development. A brief discussion of the status of each of our drug candidates follows.

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

We incurred $58,083 in development costs associated with the development of KRN5500 during the three month period ended March 31, 2011, and we have incurred costs of $4,289,507 from inception to date. We estimate the market potential for KRN5500 for chemotherapy-induced neuropathy to be roughly $2.5 billion at peak sales year.

DB959

DB959 is a novel dual PPARd/g agonist for the treatment of type 2 diabetes. In March 2009, the FDA cleared our IND application for DB959. Preclinical studies showed efficacy in animal models for diabetes and dyslipidemia. A recently completed Phase 1a study demonstrated that the drug was well tolerated at all doses. A Phase 1b started during March 2011 with completion scheduled for June 2011. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain.

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

We incurred costs of $178,786 during the three month period ended March 31, 2011, and we have incurred costs of $6,234,267 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $21 billion in 2034.

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

We incurred $15,498 in direct outside development costs associated with the development of DB160 during the three month period ended March 31, 2011, and we have incurred costs of $2,347,356 from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $21 billion in 2034.

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

We incurred $0 in direct outside development costs associated with the development of DB900 series compounds during the three month period ended March 31, 201, and we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $30.0 billion in 2014.

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

We incurred $22,470 in direct outside development costs associated with the development of DB200 series compounds during the three month period ended March 31, 2011, and we have incurred costs of $403,752 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

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

We incurred $7,338 in direct costs associated with Talabostat during the three month period ended March 31, 2011, and we have incurred costs of $115,229 from inception to date.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $100,635 and $205,985 for the three months ended March 31, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $99,095 and $22,497 for the three months ended March 31, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Research and development expenses increased $36,823 from $359,569 for the three months ended March 31, 2010 to $396,392 for the corresponding 2011 period, as a result of the DB959 program beginning Phase 1b.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased $134,029 from $788,622 for the three months ended March 31, 2010 to $922,651 for the corresponding 2011 period, primarily as a result of an increase in investor relations fees offset by a decrease in option expense for employees.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other (expense) income, net decreased $1,928 from an income of $1,825 for the three months ended March 31, 2010 to an expense of $103 for the corresponding 2011 period. The decrease is minimal.

Liquidity and Capital Resources

Overview

From inception through March 31, 2011, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $37,704,083 in net proceeds, and (2) the sale of securities we held in subsidiary companies and marketable securities, through which we raised $6,356,903.

At March 31, 2011, our principal sources of liquidity were our cash and cash equivalents which totaled $4,593,836. As of March 31, 2011, we had net working capital of $4,412,594. Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, and general and administrative expenses.

Cash Flows

During the three months ended March 31, 2011, cash used in our operating activities was $1,524,552. Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $199,979 and depreciation and amortization of $35,828. Prepaid expenses decreased by $67,579 for the three months ended March 31, 2011, primarily as a result of decreases in prepaid insurance coverage. Accounts payable decreased by $150,350 and accrued liabilities decreased by $227,307.

We had no investing activities during the three months ended March 31, 2011.

We generated $562,500 of net cash from the exercise of 60,000 Series A Class A warrants and 165,000 Series A Class B warrants during the three months ended March 31, 2011. We established $98,219 in other financing offset by payments of $17,611 on capital lease and other financing agreements during the three months ended March 31, 2011.

Financial Condition

We believe we have sufficient working capital to reach our next value milestones or through the first quarter of 2012. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities or the sale of certain of our investments. However, we have no binding commitments for any transactions at this time and there can be no assurance that such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	successfully out-license or otherwise monetize any of our programs; or

•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of May 9, 2011, we had no outstanding material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2010 we entered into a letter of agreement with Brooke Capital Investment, LLC, an investor relations firm, pursuant to which we agreed as partial consideration for services to be rendered to us under the agreement to issue to such firm a total of 25,000 shares of our common stock on January 3, 2011. Also on December 1, 2010 we entered into a letter of agreement with ProActive Capital Resources Group, LLC, an investor relations firm, pursuant to which we agreed as partial consideration for services to be rendered to us under the agreement to issue to such firm a total of 20,000 shares of our common stock on January 3, 2011.

These shares were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.

•	At the time of the purchase, the purchaser was an accredited investor, as defined in Rule 501(a) of the Securities Act.

•	The purchaser has had access to information regarding DARA and is knowledgeable about us and our business affairs.

•

All shares issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information

Item 6. Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

DARA BIOSCIENCES, INC.

Date: May 9, 2011	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: May 9, 2011	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011