Form 10-Q
period 2011-06-30
DARA BioSciences, Inc.
filed 2011-08-12
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of August 12, 2011 was approximately 5,170,004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,386,857	$5,478,414
Prepaid expenses and other assets, current portion	389,167	352,076

Total current assets	3,776,024	5,830,490

Furniture, fixtures and equipment, net	52,624	63,357
Restricted cash	38,541	51,401
Prepaid expenses and other assets, net of current portion	112,665	147,331
Prepaid license fee, net	160,000	220,000
Investments	130,468	130,468

Total assets	$4,270,322	$6,443,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$469,561	$349,741
Accrued liabilities	374,157	551,842
Capital lease obligation, current portion	14,204	13,217

Total current liabilities	857,922	914,800

Deferred lease obligation	11,084	12,054
Other liability	283,722	279,722
Capital lease obligation, net of current portion	24,049	31,412
Patent obligation	4,562	7,895

Total liabilities	1,181,339	1,245,883

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized, 1,905 shares issued and outstanding at June 30, 2011, 3,675 shares issued and outstanding at December 31, 2010.	19	37
Common stock, $0.01 par value, 75,000,000 shares authorized, 5,170,004 shares issued and outstanding at June 30, 2011, 4,126,004 shares issued and outstanding as of December 31, 2010.	51,700	41,260
Additional paid-in capital	39,472,572	38,610,457
Deficit accumulated during the development stage	(36,365,378)	(33,545,960)

Total stockholders’ equity before noncontrolling interest	3,158,913	5,105,794
Noncontrolling interest	(69,930)	91,370

Total stockholders’ equity	3,088,983	5,197,164

Total liabilities and stockholders’ equity	$4,270,322	$6,443,047

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 22, 2002 (inception) through June 30, 2011

	2011	2010	2011	2010
Operating expenses:
Research and development	$994,458	$1,265,910	$1,390,850	$1,625,479	$23,991,902
General and administrative	669,314	835,470	1,591,965	1,624,092	24,189,638

Total operating expenses	1,663,772	2,101,380	2,982,815	3,249,571	48,181,540

Loss from operations	(1,663,772)	(2,101,380)	(2,982,815)	(3,249,571)	(48,181,540)

Other income (expense):
Gain on distribution of nonmonetary asset	—	—	—	—	4,760,953
Gain on sale of marketable securities	—	—	—	—	6,780,147
Other (expense) income	—	—	—	(160)	606,972
Interest income, net	2,200	144	2,097	2,129	749,980

Other income (expense)	2,200	144	2,097	1,969	12,898,052

Loss before undistributed loss in equity method investments	(1,661,572)	(2,101,236)	(2,980,718)	(3,247,602)	(35,283,488)
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Consolidated net loss	(1,661,572)	(2,101,236)	(2,980,718)	(3,247,602)	(37,657,910)

Net loss attributable to noncontrolling interest	90,803	73,382	161,300	123,682	1,511,879

Net loss attributable to controlling interest	$(1,570,769)	$(2,027,854)	$(2,819,418)	$(3,123,920)	$(36,146,031)

Basic and diluted net loss per common share	$(0.31)	$(0.66)	$(0.57)	$(1.05)

Shares used in computing basic and diluted net loss per common share	5,100,114	3,094,111	4,912,076	2,978,385

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period From June 22, 2002 (inception) through June 30, 2011

	2011	2010
Operating activities
Consolidated net loss	$(2,980,718)	$(3,247,602)	$(37,657,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,733	72,526	631,863
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	310,037	386,697	5,452,574
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	—	230,920
Loss on disposal of capital assets	—	—	19,930
Gain on extinguishment of capital lease obligation	—	—	(12,240)
Loss on disposal of furniture, fixtures and equipment	—	160	36,065
Sale of investment as payment for interest expense	—	—	36,712
Distribution of investment for compensation	—	—	100,000
Gain on distribution of nonmonetary asset	—	—	(4,760,953)
Gain on sale of marketable securities	—	—	(6,780,147)
Deferred lease obligation	(970)	1,041	11,085
Changes in operating assets and liabilities:
Prepaid license fee and other prepaid expenses	(2,425)	(126,019)	(621,195)
Accounts payable	119,820	37,533	139,561
Accrued liabilities	(221,173)	355,926	(396,029)
Other liability	4,000	5,700	46,174

Net cash used in operating activities	(2,700,696)	(2,514,038)	(39,459,860)

Investing activities
Purchases of furniture, fixtures, and equipment	—	(4,151)	(199,912)
Proceeds from sale of furniture, fixtures, and equipment	—	350	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	—	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	—	—	4,405,692

Net cash (used in) provided by investing activities	—	(3,801)	3,774,023

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six months ended June 30,		Period From June 22, 2002 (inception) through June 30, 2011

	2011	2010
Financing activities
Proceeds from issuance of notes payable	—	—	605,000
Principal payments on notes payable	—	—	(255,000)
Repayments of capital lease obligation	(6,376)	(3,855)	(33,813)
Establishment of other financing	98,219	103,927	238,295
Repayments on other financing	(58,064)	(60,466)	(189,185)
Proceeds from exercise of options and warrants	562,500	100,000	1,041,855
Proceeds from issuance of common stock and warrants, net of issuance costs	—	1,666,615	37,704,083
Establishment of restricted cash	12,860	27,357	(38,541)

Net cash provided by financing activities	609,139	1,833,578	39,072,694

Net (decrease) increase in cash and cash equivalents	(2,091,557)	(684,261)	3,386,857

Cash and cash equivalents at beginning of period	5,478,414	3,167,302	—

Cash and cash equivalents at end of period	$3,386,857	$2,483,041	$3,386,857

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees & non-employee directors	118,647	166,130	622,616
Shares issued to third party for services	98,363	37,525	556,699
Exchange of investment for cancellation of accrued interest	—	—	36,712
Exchange of investment for cancellation of note payable	—	—	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

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

At the present time, the Company has two drug candidates with cleared IND (Investigational New Drug) Applications from the United States FDA which are advancing through clinical development. KRN5500 successfully completed a Phase 2a study. The second drug, DB959, successfully completed a Phase 1a study. The Company has incurred losses since inception through June 30, 2011 of $36,146,031 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc. (which is wholly owned by the Company), DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company) and Point Therapeutics Massachusetts, Inc. The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Investments

The Company’s investments include investments in privately-held companies. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures, the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition.

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

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three and six month periods ended June 30, 2011 and 2010 calculation of diluted net loss per share as their effect is anti-dilutive. For the period ended June 30, 2011, no options and 1,695,000 warrants have been excluded, because their inclusion would be anti-dilutive. Also, for the period ended June 30, 2010, 145,098 options and 1,027,226 warrants have been excluded, because their inclusion would be anti-dilutive.

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

At the March 2010 meeting, the FASB ratified EITF Issue No. 08-9, Milestone Method of Revenue Recognition (EITF 08-9). The Accounting Standards Update resulting from EITF 08-9 amends ASC 605-28, Revenue Recognition – Milestone Method. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASC 605-28 did not have a material impact on the Company’s financial statements.

3. Investments

MRI Interventions, Inc.

MRI Interventions, Inc. formerly known as SurgiVision, a privately-held company, is developing “real-time” devices to be used with Functional MRI Technology. MRI Interventions is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. In 2010, MRI Interventions received 510(k) clearance from the Food and Drug Administration (FDA) to market their ClearPoint system in the United States for general neurological interventional procedures.

As of June 30, 2011 and December 31, 2010, the investment of 403,315 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 101,250 shares of MRI Interventions common stock at an exercise price of $3.20 per share.

Cardiovascular Solutions, Inc.

Cardiovascular Solutions, formerly known as Medeikon Corporation, a privately-held company, is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Cardiovascular Solutions at June 30, 2011.

The Company’s share of Cardiovascular Solutions loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Cardiovascular Solutions of $1,050,000 for the period from June 22, 2002 (inception) through June 30, 2011. The carrying value at June 30, 2011 and December 31, 2010 of the investment in Cardiovascular Solutions was $0.

The fair values of cost method investments (when applicable) are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value and such estimates of fair value could not be made without incurring excessive costs.

4. Stockholders’ Equity

For the three and six month periods ended June 30, 2011, no warrants and 225,000 warrants, respectively, from the December 2010 Series A convertible preferred stock and warrant investment round were exercised at $2.50 per warrant, respectively. For the three and six month periods ended June 30, 2011, 870 Series A Preferred shares were converted into 348,000 shares of common stock and 1,770 Series A Preferred shares were converted into 708,000 shares of common stock, respectively. There were no preferred shares during the three and six month periods ended June 30, 2010.

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

5. Share-based Compensation

Effective with the adoption of FASB ASC 718, Compensation-Stock Compensation, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility is based on an analysis of historical stock price data reported for a peer group of public companies. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method” as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U. S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. FASB ASC 718 requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

There were no options granted to employees during the three and six month periods ended June 30, 2011. There were 5,000 options granted to each of the three non-employee directors during the three and six month periods ended June 30, 2011. The fair value of options granted to employees and non-employee directors for the three month period ended June 30, 2011 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended June 30, 2011
Expected dividend yield	—%
Expected volatility	80.24%
Weighted-average expected life (in years)	5.17
Risk free interest rate	2.30%
Forfeiture rate	10.0%

The Company’s consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$5,638	$17,782	$11,212	$27,714
General and administration	47,216	41,820	80,070	155,213

Total stock-based compensation to employees and non-employee directors	$52,854	$59,602	$91,282	$182,927

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which will vest 100% on the one year anniversary of the grant date. The Company’s President and CEO was awarded 50,000 restricted shares and four employees were each awarded 4,000 restricted shares. The Company recognized $49,598 and $6,841 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended June 30, 2011. The Company recognized $98,652 and $13,607 stock-based compensation expense in general and administrative and research and development, respectively, during the six month period ended June 30, 2011. In September 2009, the Company issued 31,250 shares of restricted stock to the same employees which vested September 2010. The Company recognized $57,093 and $14,273 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended June, 2010 and $113,559 and $28,389 stock-based compensation expense in general and administrative and research and development, respectively, during the six month period ended June, 2010.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vested one year from the date of issue, January 4, 2011. On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vested on January 4, 2011. As of June 30, 2011 all restricted stock issued to non-employee members of the board are vested. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of none and $6,388 for the three and six month periods ended June 30, 2011 and $12,104 and $24,182 for the three and six month periods ended June 30, 2010, respectively.

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

The Company recognized share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services in general and administrative expense of none and $98,363 for the three and six month periods ended June 30, 2011 and $14,042 and $35,441 for the three and six month periods ended June 30, 2010, respectively.

The Company recognized share-based compensation expense related to issuance of stock options to non-employees (i.e. consultants) in exchange for services in general and administrative expense of $763 and $1,495 for the three and six month periods ended June 30, 2011 and $1,100 and $2,197 for the three and six month periods ended June 30, 2010, respectively.

In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 1.13 years was $166,552 at June 30, 2011 and over an estimated weighted-average amortization period of 2.33 years was $310,411 at June 30, 2010, respectively.

A summary of activity under the Company’s stock option plans for the three months ended June 30, 2011 is as follows:

		Options Outstanding
	Shares Available to grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	357,812	145,098	$14.63
Options authorized under the 2008 Plan	723,359	—	—
Shares issued as compensation	(111,000)	—	3.43

Balance at March 31, 2011	970,171	145,098	15.42

Options granted	(15,000)	15,000	3.03

Balance at June 30, 2011	955,171	160,098	$13.54

6. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

7. Income Taxes

The Company did not record any current tax expense in the three and six month periods ended June 30, 2011 and 2010, respectively.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The total balance of unrecognized liabilities at June 30, 2011 was $283,722 which was recorded in other liability and if recognized, would affect the effective tax rate for computing tax expense for the three and twelve month periods then ended, respectively. Consistent with prior periods, the Company accrued interest and penalties, if any, within its interest expense.

8. Subsequent Events

The Company has no material subsequent event to the Company’s Form 10-Q for the quarter ended June 30, 2011 requiring disclosure.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to successfully develop and outlicense our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements.

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

While in the past we had a broader pipeline of drug development programs, we are currently focusing all of our resources on our two most advanced drug development programs which are KRN550 for the treatment of neuropathic pain in cancer patients and DB959 for the treatment of metabolic diseases including type 2 diabetes. KRN5500 successfully completed a Phase 2a study, meeting its Primary Endpoints of reduction of pain and safety and performed statistically better than placebo (p=0.03). We plan to initiate a Phase 2b in conjunction with the National Cancer Institute (NCI) during 2011. The second drug DB959 successfully completed a Phase 1a study with a favorable safety profile. A Phase 1b is nearing completion and we expect to present results in the third quarter of 2011.

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

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders some of our investments made in other companies. Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities. To date, we have received net proceeds from the sale of marketable securities assets in the amount of $1,951,211 and $4,405,692 in net proceeds from sale of investments in affiliates. We have raised $37,704,083 from issuance of preferred and common stock, net of issuance costs, since inception.

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

KRN5500

KRN5500 is a drug candidate which is presently being developed for the treatment of neuropathic pain in patients with cancer. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. Initial in-vitro studies point to two possible modes of action, cholinesterase inhibition and the inhibition of fatty acid amide hydrolase (FAAH). Presently the primary segment of the market being targeted by this compound is chemotherapy-induced neuropathic pain (CINP). On May 12, 2009, we announced positive results from the completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess the safety and efficacy of KRN5500. KRN5500 met its primary end-point of reduction of pain from baseline and performed statistically significantly better than placebo (p=0.03). On April 27, 2010 our subsidiary, DARA Therapeutics, Inc., entered into an agreement with the National Cancer Institute, an agency of the U.S. Government, for the further clinical development of KRN5500 focusing on the treatment and prevention of chemotherapy Induced Peripheral Neuropathy. Phase 2b clinical trial(s) are planned to start during 2011. On November 2, 2010, we received a federal grant to further the development of KRN5500. As previously reported, we have engaged in preliminary discussions regarding the outlicense of KRN5500. However, based on market and other factors, we currently plan to defer further discussions regarding the outlicense of KRN5500 until completion of the next Phase 2a clinical trial(s).

We incurred $200,244 and $258,327 in development costs associated with the development of KRN5500 during the three and six month periods ended June 30, 2011, respectively, and we have incurred costs of $4,489,751 from inception to date. We estimate the market potential for KRN5500 for chemotherapy-induced neuropathy to be roughly $2.5 billion at peak sales year.

DB959

DB959 is a novel dual PPARd/g agonist for the treatment of type 2 diabetes. In March 2009, the FDA cleared our IND application for DB959. Preclinical studies showed efficacy in animal models for diabetes and dyslipidemia. A recently completed Phase 1a study demonstrated that the drug was well tolerated at all doses. A Phase 1b study started during March 2011 and we expect to report results during the third quarter of 2011. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical data indicates that this drug candidate is a potential leading successor to Avandia® and Actos® because, among other indications, it increases good HDL cholesterol and lowers triglycerides better than Avandia® with greater cardiac safety and less weight gain.

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

We incurred costs of $643,527 and $822,313 during the three and six month periods ended June 30, 2011, respectively, and we have incurred costs of $6,877,794 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $21 billion in 2034.

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

We incurred $4,870 and $20,368 in direct outside development costs associated with the development of DB160 during the three and six month periods ended June 30, 2011, respectively, and we have incurred costs of $2,352,226 from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $21 billion in 2034.

On August 4, 2009, we announced collaboration with America Stem Cell to expand on observations from recent preclinical studies showing that DPPIV inhibitors improve the efficiency of hematopoietic stem cell (HSC) transplants. On October 12, 2009, we entered into an Addendum and First Amendment to Material Transfer Agreement with America Stem Cell, Inc. pursuant to which the Material Transfer Agreement between the Company and America Stem Cell was amended. Under the Material Transfer Agreement, the Company is providing America Stem Cell with DPPIV inhibitors from our proprietary library which America Stem Cell is using to further its research and development program related to HSC transplants.

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

We incurred $0 in direct outside development costs associated with the development of DB900 series compounds during the three and six month periods ended June 30, 2011, and we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $30.0 billion in 2014.

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

We incurred $17,489 and $39,959 in direct outside development costs associated with the development of DB200 series compounds during the three and six month periods ended June 30, 2011, respectively, and we have incurred costs of $421,241 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

Talabostat

We have no current plans to develop Talabostat as a therapy for lung cancer, the original indication for which it was studied at Point Therapeutics. However, as we continue to receive requests for Talabostat material for other investigations, we recognize value in maintaining the patent estate, as potential future uses for this drug may be identified as a result of these other investigations. Therefore, we continue to keep these filings current by paying the various patent-related fees which become due.

We incurred $20,479 and $27,817 in direct costs associated with Talabostat during the three and six month periods ended June 30, 2011, respectively, and we have incurred costs of $135,708 from inception to date.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $109,293 and $143,073 for the three months ended June 30, 2011 and 2010, respectively, and $209,929 and $349,058 for the six month period ended June 30, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $763 and $15,142 for the three month period ended June 30, 2011 and 2010, respectively, and $99,858 and $37,638 for the six month period ended June 30, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Research and development expenses decreased $271,452 from $1,265,910 for the three months ended June 30, 2010 to $994,458 for the corresponding 2011 period, primarily as a result of the progress in the clinical development of DB959 and the formulation of KRN5500. In 2010 a Phase 1a study demonstrated that DB959 was well tolerated at all doses. The Company initiated a Phase 1b study during March 2011 and the Company expects to report results of the Phase 1b study during the third quarter of 2011.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased $166,156 from $835,470 for the three months ended June 30, 2010 to $669,314 for the corresponding 2011 period, primarily as a result of expenses associated with our capital raise activities in 2010 in addition to reduced general and administrative expenses.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income (expense), net increased $2,056 from an income of $144 for the three months ended June 30, 2010 to an income of $2,200 for the corresponding 2011 period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Research and development expenses decreased $234,629 from $1,625,479 for the six months ended June 30, 2010 to $1,390,850 for the corresponding 2011 period, primarily as a result of the progress in the clinical developmental phase for DB959.

General and administrative expenses decreased $32,127 from $1,624,092 for the six months ended June 30, 2010 to $1,591,965 for the corresponding 2011 period, primarily as a result of reduced general and administrative expenses.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income (expense), net increased $128 from an income of $1,969 for the six months ended June 30, 2010 to an income of $2,097 for the corresponding 2011 period.

Liquidity and Capital Resources

Overview

From inception through June 30, 2011, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $37,704,083 in net proceeds, and (2) the sale of securities we held in subsidiary companies and marketable securities, through which we raised $6,356,903.

At June 30, 2011, our principal sources of liquidity were our cash and cash equivalents which totaled $3,386,857. As of June 30, 2011, we had net working capital of $2,918,102. Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, and general and administrative expenses.

Cash Flows

During the six month period ended June 30, 2011, cash used in our operating activities was $2,700,696. Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $310,037 and depreciation and amortization of $70,733. Prepaid expenses decreased minimally by $2,425 for the six month period ended June 30, 2011. Accounts payable increased by $119,820 and accrued liabilities decreased by $221,173.

We had no investing activities during the six month period ended June 30, 2011.

We generated $562,500 of net cash from the exercise of 60,000 Series A Class A warrants and 165,000 Series A Class B warrants during the six month period ended June 30, 2011. We established $98,219 in other financing offset by payments of $58,064 on capital lease and other financing agreements during the six months ended June 30, 2011.

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

We had no off-balance sheet arrangements as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 12, 2011, we had no outstanding material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2011.

DARA BIOSCIENCES, INC.

Date: August 12, 2011	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011

101	Interactive Data Files