Form 10-Q
period 2011-09-30
DARA BioSciences, Inc.
filed 2011-11-14
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of November 11, 2011 was approximately 5,460,804.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,108,720	$5,478,414
Prepaid expenses and other assets, current portion	349,769	352,076

Total current assets	2,458,489	5,830,490

Furniture, fixtures and equipment, net	48,289	63,357
Restricted cash	38,550	51,401
Prepaid expenses and other assets, net of current portion	95,332	147,331
Prepaid license fee, net	130,000	220,000
Investments	130,468	130,468

Total assets	$2,901,128	$6,443,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$123,836	$349,741
Accrued liabilities	523,429	551,842
Capital lease obligation, current portion	14,742	13,217

Total current liabilities	662,007	914,800

Deferred lease obligation	10,092	12,054
Other liability	8,140	279,722
Capital lease obligation, net of current portion	20,152	31,412
Patent obligation	—	7,895

Total liabilities	700,391	1,245,883

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized, 1,428 shares issued and outstanding at September 30, 2011, 3,675 shares issued and outstanding at December 31, 2010.	14	37
Common stock, $0.01 par value, 75,000,000 shares authorized, 5,360,804 shares issued and outstanding at September 30, 2011, 4,126,004 shares issued and outstanding as of December 31, 2010.	53,608	41,260
Additional paid-in capital	39,576,569	38,610,457
Deficit accumulated during the development stage	(37,286,856)	(33,545,960)

Total stockholders’ equity before noncontrolling interest	2,343,335	5,105,794
Noncontrolling interest	(142,598)	91,370

Total stockholders’ equity	2,200,737	5,197,164

Total liabilities and stockholders’ equity	$2,901,128	$6,443,047

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from June 22, 2002 (inception) through September 30, 2011
	2011	2010	2011	2010

Operating expenses:
Research and development	$562,214	$1,189,101	$1,953,064	$2,814,580	$24,554,116
General and administrative	707,967	610,832	2,299,932	2,234,924	24,897,605

Total operating expenses	1,270,181	1,799,933	4,252,996	5,049,504	49,451,721

Loss from operations	(1,270,181)	(1,799,933)	(4,252,996)	(5,049,504)	(49,451,721)

Other income (expense):
Gain on distribution of nonmonetary asset	—	—	—	—	4,760,953
Gain on sale of marketable securities	—	—	—	—	6,780,147
Other (expense) income	—	—	—	(160)	606,972
Interest income, net	87,549	(2,912)	89,646	(783)	837,529

Other income (expense)	87,549	(2,912)	89,646	(943)	12,985,601

Loss before undistributed loss in equity method investments	(1,182,632)	(1,802,845)	(4,163,350)	(5,050,447)	(36,466,120)
Undistributed loss in equity method investments	—	—	—	—	(2,374,422)

Net loss before benefit from income taxes	(1,182,632)	(1,802,845)	(4,163,350)	(5,050,447)	(38,840,542)

Income tax benefit	188,486	—	188,486	—	188,486

Consolidated net loss	(994,146)	(1,802,845)	(3,974,864)	(5,050,447)	(38,652,056)

Net loss attributable to noncontrolling interest	72,668	99,142	233,968	222,824	1,584,547

Net loss attributable to controlling interest	$(921,478)	$(1,703,703)	$(3,740,896)	$(4,827,623)	$(37,067,509)

Basic and diluted net loss per common share	$(0.18)	$(0.56)	$(0.74)	$(1.61)

Shares used in computing basic and diluted net loss per common share	5,249,147	3,062,318	5,025,668	3,006,670

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from June 22, 2002 (inception) through September 30, 2011
	2011	2010
Operating activities
Consolidated net loss	$(3,974,864)	$(5,050,447)	$(38,652,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,068	108,842	666,198
Forgiveness of stock subscription receivable	—	—	242,500
Recognition of expense related to nonmonetary asset	—	—	1,035,589
Loss from equity investment	—	—	2,374,422
Accretion of debt discount	—	—	406,359
Share-based compensation	415,937	518,274	5,558,474
Expense of warrants issued with convertible notes	—	—	4,860
Expense of warrants issued to placement agent	—	—	230,920
Loss on disposal of capital assets	—	—	19,930
Gain on extinguishment of capital lease obligation	—	—	(12,240)
Loss on disposal of furniture, fixtures and equipment	—	160	36,065
Sale of investment as payment for interest expense	—	—	36,712
Distribution of investment for compensation	—	—	100,000
Gain on distribution of nonmonetary asset	—	—	(4,760,953)
Gain on sale of marketable securities	—	—	(6,780,147)
Deferred lease obligation	(1,962)	1,064	10,093
Changes in operating assets and liabilities:
Prepaid license fee and other prepaid expenses	54,306	(127,926)	(564,464)
Accounts payable	(225,905)	389,267	(206,164)
Accrued liabilities	(52,933)	185,122	(227,789)
Other liability	(271,582)	8,400	(229,408)

Net cash used in operating activities	(3,951,935)	(3,967,244)	(40,711,099)

Investing activities
Purchases of furniture, fixtures, and equipment	—	(4,151)	(199,912)
Proceeds from sale of furniture, fixtures, and equipment	—	350	5,716
Issuance of notes receivable	—	—	(1,400,000)
Proceeds from sale of marketable securities	—	—	1,951,211
Payments on notes receivable	—	—	711,045
Cash provided in the merger	—	—	771,671
Purchase of investments in affiliates	—	—	(2,471,400)
Proceeds from sale of investments	—	—	4,405,692

Net cash (used in) provided by investing activities	—	(3,801)	3,774,023

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine months ended September 30,		Period from June 22, 2002 (inception) through September 30,
	2011	2010	2011

Financing activities
Proceeds from issuance of notes payable	—	—	605,000
Principal payments on notes payable	—	—	(255,000)
Repayments of capital lease obligation	(9,735)	(6,787)	(37,172)
Establishment of other financing	114,768	121,517	254,844
Repayments on other financing	(98,143)	(102,856)	(229,264)
Proceeds from exercise of options and warrants	562,500	100,000	1,041,855
Proceeds from issuance of common stock and warrants, net of issuance costs	—	1,539,090	37,704,083
Establishment of restricted cash	12,851	27,356	(38,550)

Net cash provided by financing activities	582,241	1,678,320	39,045,796

Net (decrease) increase in cash and cash equivalents	(3,369,694)	(2,292,725)	2,108,720

Cash and cash equivalents at beginning of period	5,478,414	3,167,302	—

Cash and cash equivalents at end of period	$2,108,720	$874,577	$2,108,720

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$—	$—	$91,676
Advances to stockholders for stock issued	—	—	1,040
Payable accrued for stock issuance	—	—	350,000
Note issued for stock issuance	—	—	150,000
Note issued for prepaid license fee	—	—	1,000,000
Note received for stock issuance	—	—	(242,500)
Stock received for consideration of outstanding loans	—	—	(427,280)
Forgiveness of stock subscription receivable	—	—	242,500
Shares issued to employees & non-employee directors	175,707	245,709	679,676
Shares issued to third party for services	98,363	42,409	556,699
Exchange of investment for cancellation of accrued interest	—	—	36,712
Exchange of investment for cancellation of note payable	—	—	500,000
Conversion of note into equity of subsidiary	—	—	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company” or “DARA”), headquartered in Raleigh, North Carolina, was incorporated on June 22, 2002. The Company is a development stage biopharmaceutical company that acquires therapeutic drug candidates for development and subsequent licensing or sale to biotechnology and pharmaceutical companies. The focus is primarily small molecules that will ultimately enter large and growing markets.

At the present time, the Company has two drug candidates with cleared IND (Investigational New Drug) Applications from the United States FDA which are advancing through clinical development. KRN5500, a first-in-class drug for neuropathic pain, demonstrated positive clinical and statistical results from a completed double-blind, placebo-controlled Phase 2a study. The second drug, DB959, a once-a-day, oral treatment for type 2 diabetes, reported positive results from a completed Phase 1a study. The Company plans to complete a phase 1b study in the fourth quarter of 2011. The Company has incurred losses since inception through September 30, 2011 of $37,067,509 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, in-the-money options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three and nine month periods ended September 30, 2011 and 2010 calculation of diluted net loss per share as their effect is anti-dilutive. For the three and nine month periods ended September 30, 2011, no options and no warrants have been excluded. Also, for the three and nine month periods ended September 30, 2010, 145,098 options and 1,027,226 warrants have been excluded, because their inclusion would be anti-dilutive.

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

As of September 30, 2011 and December 31, 2010, the investment of 403,315 shares was carried at cost of $130,468. In addition, the Company is the holder of a warrant to acquire 101,250 shares of MRI Interventions common stock at an exercise price of $3.20 per share and as of September 30, 2011 and December 31, 2010 the warrant was carried at cost of $0.

Cardiovascular Solutions, Inc.

Cardiovascular Solutions, formerly known as Medeikon Corporation, a privately-held company, is developing technology focusing on the diagnostics of vulnerable plaque using an optical detection system. The Company’s investment represents approximately 25.4% of the outstanding shares of Cardiovascular Solutions at September 30, 2011.

The Company’s share of Cardiovascular Solutions loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Cardiovascular Solutions of $1,050,000 for the period from June 22, 2002 (inception) through September 30, 2011. The carrying value at September 30, 2011 and December 31, 2010 of the investment in Cardiovascular Solutions was $0.

The fair values of cost method investments (when applicable) are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value and such estimates of fair value could not be made without incurring excessive costs.

4. Stockholders’ Equity

For the three and nine month periods ended September 30, 2011, no warrants and 225,000 warrants, respectively, from the December 2010 Series A convertible preferred stock and warrant investment round were exercised at $2.50 per warrant, respectively. For the three and nine month periods ended September 30, 2011, 477 Series A Preferred shares were converted into 190,800 shares of common stock and 2,247 Series A Preferred shares were converted into 898,800 shares of common stock, respectively. There were no preferred shares issued or outstanding during the three and nine month periods ended September 30, 2010.

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

There were no options granted to employees during the three and nine month periods ended September 30, 2011. There were 10,000 and 15,000 options granted to each of the three non-employee directors during the three and nine month periods ended September 30, 2011, respectively.

The Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$6,702	$11,521	$17,914	$39,235
General and administration	41,085	35,707	121,156	190,920

Total stock-based compensation to employees and non-employee directors	$47,787	$47,228	$139,070	$230,155

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which will vest 100% on the one year anniversary of the grant date. The Company’s President and CEO was awarded 50,000 restricted shares and four employees were each awarded 4,000 restricted shares. The Company recognized $50,144 and $6,916 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended September 30, 2011. The Company recognized $148,796 and $20,523 stock-based compensation expense in general and administrative and research and development, respectively, during the nine month period ended September 30, 2011. In September 2009, the Company issued 31,250 shares of restricted stock to the same employees which vested September 2010. The Company recognized $53,956 and $13,489 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended September, 2010 and $167,515 and $41,878 stock-based compensation expense in general and administrative and research and development, respectively, during the nine month period ended September, 2010.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vested one year from the date of issue, January 4, 2011. On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vested on January 4, 2011. As of September 30, 2011 all restricted stock issued to non-employee members of the board are vested. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of none and $6,388 for the three and nine month periods ended September 30, 2011 and $12,134 and $36,316 for the three and nine month periods ended September 30, 2010, respectively.

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

The Company recognized share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services in general and administrative expense of none and $98,363 for the three and nine month periods ended September 30, 2011 and $3,198 and $38,639 for the three and nine month periods ended September 30, 2010, respectively.

The Company recognized share-based compensation expense related to issuance of stock options to non-employees (i.e. consultants) in exchange for services in general and administrative expense of $1,053 and $2,548 for the three and nine month periods ended September 30, 2011 and $1,573 and $3,770 for the three and nine month periods ended September 30, 2010, respectively.

In January 2010, the Company’s President and CEO exercised 25,000 stock options at $4.00 per share.

Unrecognized share-based compensation expense, including time-based options and performance-based options, expected to be recognized over an estimated weighted-average amortization period of 1.17 years was $168,246 at September 30, 2011 and over an estimated weighted-average amortization period of 2.21 years was $262,767 at September 30, 2010, respectively.

A summary of activity under the Company’s stock option plans for the three months ended September 30, 2011 is as follows:

		Options Outstanding
	Shares Available to grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	357,812	145,098	$14.63
Options authorized under the 2008 Plan	723,359	—	—
Shares issued as compensation	(111,000)	—	3.43

Balance at March 31, 2011	970,171	145,098	$15.42

Options granted	(15,000)	15,000	3.03

Balance at June 30, 2011	955,171	160,098	$13.54

Options granted	(30,000)	30,000	2.05

Balance at September 30, 2011	925,171	190,098	$11.73

6. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

7. Income Taxes

The Company recorded a current tax benefit of $188,486 in the three months and nine months ended September 30, 2011. The Company did not record any current tax expense or benefit in the three and nine month periods ended September 30, 2010. The benefit for the three months ended September 30, 2011 was attributable to the recognition of previously unrecognized state tax benefits. These benefits were recognized due to the closing of the period for assessment by the applicable taxing authority.

The Company maintains a full valuation allowance against its net deferred tax assets and will continue to do so until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of these net deferred assets would be realized.

The total balance of unrecognized tax benefits at September 30, 2011 was $8,140 which was recorded in other liability and if recognized, would affect the effective tax rate for computing tax expense for the three and nine month periods then ended, respectively. Consistent with prior periods, the Company accrued interest and penalties, if any, within its interest expense.

8. Subsequent Events

The Company has no material subsequent event to the Company’s Form 10-Q for the quarter ended September 30, 2011 requiring disclosure.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to successfully develop and monetize our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements.

In this Form 10-Q, we refer to information regarding potential markets for our drug candidates and other industry data. We believe that all such information has been obtained from reliable sources that are customarily relied upon by companies in our industry. However, we have not independently verified any such information.

Overview

We are a North Carolina-based, clinical stage biopharmaceutical development company that acquires promising therapeutic small molecules during late preclinical to early Phase 1 from third parties and advances their clinical development for later partnership, sale or license to pharmaceutical and biotechnology companies or other entities that have the potential to complete development, gain approval and successfully commercialize the product. We operate a business model that focuses on the following:

•	Indentifying and developing drug candidates that fill an important therapeutic need and have the potential to participate in large and growing markets;

•	Indentifying and developing drug candidates with a well understood development pathway;

•	Developing and maintaining a strong patent portfolio;

•	Utilizing a small group of talented employees to develop those ideas through proof of concept in patients (generally through Phase 2a clinical trials) by working with strategic outsource partners; and

•	Monetizing the resulting product to a strong healthcare partner to complete development and commercialize.

We do not intend to fully develop, obtain clearance from the U.S. Food and Drug Administration (“FDA”) or market the drug candidates we are developing.

While in the past we had a broader pipeline of drug development programs, we are currently focusing all of our resources on our two most advanced drug development programs which are KRN550 for the treatment of neuropathic pain in cancer patients and DB959 for the treatment of metabolic diseases including type 2 diabetes. KRN5500 successfully completed a Phase 2a study, meeting its Primary Endpoints of reduction of pain and safety and performed statistically better than placebo (p=0.03). We plan to initiate a Phase 2b in conjunction with the National Cancer Institute (NCI) during the first quarter of 2012. The second drug, DB959, successfully completed a Phase 1a study with a favorable safety profile. A Phase 1b is nearing completion and we expect to present results in the fourth quarter of 2011.

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

Status of our Drug Candidates

We currently have a portfolio of drug candidates for the treatment of neuropathic pain for patients with cancer, type II diabetes (including dyslipidemia), and symptoms of plaque psoriasis. Our cost containment program announced on January 6, 2009, designed to reduce our cash burn rate, necessitated that we focus most of our working capital on advancing our two lead programs: the continued development of KRN5500 for the treatment of neuropathic pain for patients with cancer and DB959 for the treatment of type II diabetes. Due to this allocation, we reduced our headcount by approximately 60 per cent and inventoried three programs, DB160, DB900 and DB200, for future development. Based on our present working capital and sharpened focus, we have sufficient working capital to advance KRN5500 and DB959 development through the first quarter 2012. In the event that these two candidates are not monetized during 2011, additional funding will be required to continue development. A brief discussion of the status of each of our drug candidates follows.

KRN5500

KRN5500 is a drug candidate which is presently being developed for the treatment of neuropathic pain in patients with cancer. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. Initial in-vitro studies point to two possible modes of action, cholinesterase inhibition and the inhibition of fatty acid amide hydrolase (FAAH). Presently the primary segment of the market being targeted by this compound is chemotherapy-induced neuropathic pain (CINP). On May 12, 2009, we announced positive results from the completed Phase 2a clinical trial in cancer patients with neuropathic pain to assess the safety and efficacy of KRN5500. KRN5500 met its primary end-point of reduction of pain from baseline and performed statistically significantly better than placebo (p=0.03). On April 27, 2010 our subsidiary, DARA Therapeutics, Inc., entered into an agreement with the National Cancer Institute, an agency of the U.S. Government, for the further clinical development of KRN5500 focusing on the treatment and prevention of painful chemotherapy induced peripheral neuropathy. Under this agreement, we will, at our own sole cost and expense, supply the National Cancer Institute with KRN5500 to perform clinical trials that are intended to further test the effectiveness of KRN5500 as a treatment and/or prevention for painful chemotherapy-induced peripheral neuropathy. The National Cancer Institute will be responsible for all costs and expenses associated with its activities in carrying out the clinical trials under this agreement. On November 2, 2010, we received a federal grant to further the development of KRN5500. In August 2011, the FDA designated KRN5500 a Fast Track Drug and an article regarding the positive results of the Phase 2a clinical trial was accepted for publication in the Journal of Pain and Symptom Management.

We incurred $144,005 and $402,332 in development costs associated with the development of KRN5500 during the three and nine month periods ended September 30, 2011, respectively, and we have incurred costs of $4,633,756 from inception to date. We estimate the market potential for KRN5500 for chemotherapy-induced neuropathy to be roughly $8 billion by 2015.

DB959

DB959 is a novel dual PPARd/g agonist for the treatment of type 2 diabetes. In March 2009, the FDA cleared our IND application for DB959. Preclinical studies showed efficacy in animal models for diabetes and dyslipidemia. A recently completed Phase 1a study demonstrated that the drug was well tolerated at all doses. A Phase 1b study started during March 2011 and we expect to report results during the fourth quarter of 2011. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate blood sugar. We are developing this drug candidate as a once-daily oral therapy. Our review of non-clinical studies in models predictive of human disease indicates that this drug provides glucose control, increases good HDL cholesterol and lowers triglycerides better than Avandia with greater cardiac safety and less weight gain.

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

We incurred $316,438 and $1,138,751 in development costs associated with the development of DB959 during the three and nine month periods ended September 30, 2011, respectively, and we have incurred costs of $7,194,232 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $18.8 billion by 2019.

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

We incurred $795 and $21,163 in direct outside development costs associated with the development of DB160 during the three and nine month periods ended September 30, 2011, respectively, and we have incurred costs of $2,353,021 from inception to date. We estimate the market potential for the DPP-IV inhibitor segment of the type 2 diabetes market to be roughly $6.0 billion by 2019.

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

We incurred $0 in direct outside development costs associated with the development of DB900 series compounds during the three and nine month periods ended September 30, 2011, and we have incurred costs of $129,272 from inception to date. We estimate the market potential for the PPAR agonist segment of type 2 Diabetes market to be roughly $18.8 billion by 2019.

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

We incurred $1,038 and $40,997 in direct outside development costs associated with the development of DB200 series compounds during the three and nine month periods ended September 30, 2011, respectively, and we have incurred costs of $422,279 from inception to date. We estimate the market potential for the topical agent segment of the psoriasis market to be roughly $3.9 billion in 2011.

Talabostat

We had previously determined that further development of Talabostat, a drug formerly studied at Point Therapeutics, is not warranted. We have now determined that it is unlikely that any future uses for this drug will be identified, and as such, have terminated the license agreement under which we licensed Talabostat from Tufts University School of Medicine and ceased maintaining the patent estate. This decision has freed up capital that is now being used to advance our active development programs.

Having canceled the patent license, we had a credit of $3,413 during the three period ended September 30, 2011 and expenses of $24,404 during the nine month period ended September 30, 2011 in direct costs associated with Talabostat. We have incurred costs of $132,295 from inception to date.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $104,847 and $126,807 for the three months ended September 30, 2011 and 2010, respectively, and $314,777 and $475,865 for the nine month period ended September 30, 2011 and 2010, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $1,053 and $15,142 for the three month period ended September 30, 2011 and 2010, respectively, and $100,911 and $37,638 for the nine month period ended September 30, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Research and development expenses decreased $626,887 from $1,189,101 for the three months ended September 30, 2010 to $562,214 for the corresponding 2011 period, primarily as a result of the progress in the clinical development of DB959 and the formulation of KRN5500. In 2010 a Phase 1a study demonstrated that DB959 was well tolerated at all doses. We initiated a Phase 1b study during March 2011 and expect to report results of this study during the fourth quarter of 2011.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased $97,135 from $610,832 for the three months ended September 30, 2010 to $707,967 for the corresponding 2011 period, primarily as a result of an increase in investor relations fees offset by a decrease in stock compensation expense for employees.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income (expense), net increased $90,461 from an expense of $2,912 for the three months ended September 30, 2010 to an income of $87,549 for the corresponding 2011 period primarily as a result of the benefit to accrued interest from the recognition of previously unrecognized state tax benefits of $188,486.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Research and development expenses decreased $861,516 from $2,814,580 for the nine months ended September 30, 2010 to $1,953,064 for the corresponding 2011 period, primarily as a result of the progress in the clinical developmental phase for DB959.

General and administrative expenses increased $65,008 from $2,234,924 for the nine months ended September 30, 2010 to $2,299,932 for the corresponding 2011 period, primarily as a result of an increase in investor relations fees and payroll and payroll associated fees during 2011.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income (expense), net increased $90,589 from an expense of $943 for the nine months ended September 30, 2010 to an income of $89,646 for the corresponding 2011 period primarily as a result of the benefit to accrued interest from the recognition of previously unrecognized state tax benefits of $188,486.

Liquidity and Capital Resources

Overview

From inception through September 30, 2011, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $37,704,083 in net proceeds, and (2) the sale of securities we held in subsidiary companies and marketable securities, through which we raised $6,356,903.

At September 30, 2011, our principal sources of liquidity were our cash and cash equivalents which totaled $2,108,720. As of September 30, 2011, we had net working capital of $1,796,482. Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, and general and administrative expenses.

Cash Flows

During the nine month period ended September 30, 2011, cash used in our operating activities was $3,951,935. Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $415,937 and depreciation and amortization of $105,068. Prepaid expenses increased by $54,306 for the nine month period ended September 30, 2011. Accounts payable decreased by $225,905 and accrued liabilities decreased by $52,933.

We had no investing activities during the nine month period ended September 30, 2011.

We generated $562,500 of net cash from the exercise of 60,000 Series A Class A warrants and 165,000 Series A Class B warrants during the nine month period ended September 30, 2011. We established $114,768 in other financing offset by payments of $98,143 on capital lease and other financing agreements, which is included in accrued liabilities on the balance sheet, during the nine months ended September 30, 2011.

Financial Condition

We believe we have sufficient working capital to continue operations through the first quarter of 2012. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, timing and cost of seeking as well as the achievement of regulatory milestones, the status of competitive programs, and the ability to sell or license our technologies to third parties. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of research development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities or the sale of certain of our investments. However, we have no binding commitments for any transactions at this time and there can be no assurance that such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	continue the development of our two active drug development programs;

•	resume development of any of our currently inactive drug development programs;

•	successfully out-license or otherwise monetize any of our programs; or

•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of November 14, 2011, we had no outstanding material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the addition of the following risk factor:

NASDAQ Capital Market Listing

Our common stock is currently traded on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, NASDAQ rules require us to maintain a minimum stockholders’ equity of $2,500,000 (the “Minimum Stockholders’ Equity Rule”). As of September 30, 2011, our stockholders’ equity was less than the minimum amount required by the Minimum Stockholders’ Equity Rule. Accordingly, we expect to receive a notification letter from the Listing Qualifications Staff of The NASDAQ Stock Market LLC notifying us that we no longer maintain the stockholders’ equity required for continued listing on The NASDAQ Capital Market and that unless we request an appeal before a NASDAQ Listing Qualifications Panel (the “Panel”), our securities will be delisted from The NASDAQ Capital Market. In such event we expect to appeal this determination. There are no assurances that we will meet the Panel’s conditions to remain listed, and if we do not, our common stock will be delisted from The NASDAQ Capital Market.

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

DARA BIOSCIENCES, INC.

Date: November 14, 2011	By:	/s/ Richard A. Franco
Richard A. Franco
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Ann A. Rosar
Ann A. Rosar
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

31.1	Certification of Richard A. Franco, Sr., R.Ph. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011