Form 10-K
period 2011-12-31
DARA BioSciences, Inc.
filed 2012-02-17
CIK 919745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, and/or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $13,007,864.

The number of shares outstanding of the Registrant’s common stock as of February 15, 2012 was approximately 7,043,233.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, the potential stockholder dilution that may result from future capital raising efforts, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, any revenue we generate will come from a small group of commercialized products, our ability to successfully develop and outlicense our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners and third-party manufacturers, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, potential risks related to healthcare fraud and abuse laws, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in “Part I, Item 1A — Risk Factors” below.

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

PART I

Item 1. Business

Overview

DARA BioSciences, Inc. is a specialty pharmaceutical company focused on the development and commercialization of oncology treatment and supportive care pharmaceutical products. Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox® (oral liquid tamoxifen). Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of breast cancer. We also have an exclusive distribution agreement with Uman Pharma Inc. to commercialize gemcitabine in the U.S. Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers. Additionally, we continue to have an internal clinical development program focused on two drug candidates, KRN5500 and DB959.

We were incorporated on June 22, 2002. Our executive offices are located at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615, and our telephone number is (919) 872-5578.

Product Commercialization and Development

Our primary focus is on the development and commercialization of the following types of oncology treatment and supportive care pharmaceutical products:

•	Soltamox, an FDA-approved liquid formulation of tamoxifen and other liquid formulation products;

•	Gemcitabine and other generic sterile injectable cytotoxic products; and

•	Cancer support therapeutics.

As described below, we currently have an exclusive license to one FDA approved product, Soltamox, and an exclusive distribution agreement to commercialize gemcitabine in the U.S. We are working to build a portfolio of additional products through licenses and other collaborative arrangements.

Oral liquid formulations of FDA approved products

Oral liquids can effectively provide an attractive alternative to solid dose formulations for those patients with dysphagia, or difficulty swallowing, or who simply prefer to take drug products in liquid form. Dysphagia is a condition that exists in a portion of the population, particularly the elderly. Those suffering from dysphagia often have difficultly or experience pain when using oral tablet or capsule products and can benefit greatly from liquid formulations of drugs. In addition, breast cancer patients receiving chemotherapeutic agents are subject to severe oral mucositis, which makes liquid medical formulations preferable.

Soltamox

Soltamox (oral liquid tamoxifen), our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer. Soltamox will be the only liquid formulation of tamoxifen available for sale in the United States. As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd., a U.K. based manufacturer, for rights to market Soltamox in the United States. Currently, Soltamox is marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd. Soltamox is the subject of a U.S. issued patent which expires in June 2018. We expect to begin actively marketing and selling Soltamox in the U.S. in the second half of 2012.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups. The National Cancer Institute (NCI) estimated in 2011 that 230,480 women would be diagnosed with breast cancer and 39,520 women would die as a result of the disease. Tamoxifen therapy is generally indicated for breast cancer patients for up to 5 years.

In order to commercialize Soltamox, we intend to establish a specialty commercial sales force which will market Soltamox to oncologists. Current physicians who prescribe tablet forms of tamoxifen in the United States are well known and easily identified by data sources such as IMS and Wolters Kluwer, providers of information services for the healthcare industry.

We will employ a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, innovative marketing programs, partnerships with Specialty Pharmacy Providers, working with Patient Advocacy Groups and Foundations as well as collaborative arrangements with third party sales organizations.

Generic sterile injectable cytotoxic products

We are also focusing on the development and commercialization of generic sterile injectable cytotoxic products. Many cytotoxics have recently lost patent protection or are scheduled to shortly lose such patent protection. We plan to partner with sterile injectable product manufacturers who have the expertise and capability to provide a finished product from FDA inspected and approved facilities. Currently, the FDA review and approval process for generic products is taking on average approximately 36 months.

Gemcitabine

In February 2012, we entered into an Exclusive Distribution Agreement with Uman Pharma Inc. pursuant to which we received an exclusive license to import, sell, market and distribute Uman’s gemcitabine lyophilized powder product in 200mg and 1g dosage sizes in the U.S. Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers. Uman plans to file an Abbreviated New Drug Application for gemcitabine with the FDA in the second half of 2012.

Internal Development of Drug Candidates

We also are continuing the internal development program which was the primary focus of our business prior to the acquisition of Oncogenerix in January 2012. Presently, we have two lead drug candidates advancing through clinical development with cleared Investigational New Drug applications from the FDA:

•	KRN5500, a novel, non-narcotic/non-opioid for the treatment of neuropathic pain in patients with cancer; and

•	DB959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of neuropathic pain in patients with cancer. An active component of KRN5500 has been shown to inhibit nerve cell pain signals. The drug has successfully completed Phase 2a proof of concept studies in patients with end-stage cancer, meeting its primary endpoint of pain reduction using standardized scales. KRN5500 was also significantly superior to placebo in these studies (p=0.03) while having no major safety concerns. The FDA has designated KRN5500 a Fast Track Drug which is a program designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address the unmet medical need (Fast Track Drugs). The purpose of the FDA program is to get important drugs to the patient earlier. We have entered into a Clinical Trial Agreement with the National Cancer Institute (NCI) to perform a second Phase 2 study.

DB959 is a first-in-class small molecule drug candidate for the treatment of type 2 diabetes and dyslipidemia and has successfully completed Phase 1a and 1b studies. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate both aspects of diabetes. Phase 1 clinical data demonstrated a good safety profile even when dosed at approximately 10 times the anticipated human dose and a pharmacokinetic profile supporting a once-a-day oral dose. Our review of non-clinical studies in models predictive of human disease indicates that this drug candidate provides glucose control and increases good HDL cholesterol and lowers triglycerides better than rosaglitazone (Avandia) with less weight gain. DB959 is targeted for out-licensing to partners more able to sustain the prolonged time-lines and significant costs involved in diabetes drug development.

In addition, we have three pre-clinical drug candidate programs available for future development and monetization:

•	DB900 PPAR gamma/alpha/delta agonists with potential for development in metabolic or inflammatory diseases as well as selected additional indications;

•	DB160, DPPIV enzyme inhibitors with potential applications in diabetes, stem cell transplantation and cancer therapy; and

•	DB200, Carnitine palmitoyltransferase-1 enzyme inhibitors with potential applications for skin diseases including psoriasis.

Since KRN5500 would complement the portfolio of oncology treatment and supportive care pharmaceutical products we are seeking to build, we may elect to complete its development internally and then commercialize it. However, in general, we do not intend to fully develop, obtain clearance from the FDA or market the drug candidates we are internally developing. Instead, we seek to develop these candidates through proof of concept in patients (generally through Phase 2a clinical trials) and then license or sell the candidate or find a strategic collaborative partner who would further the development of the compound in later stage trials and commercialize it after regulatory approval.

In our internal development program, we contract with and manage outsource partners to complete the necessary development work. This permits us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites and allows us to control our annual expenses and to optimize our resources.

Investments

Prior to our merger with Point Therapeutics, Inc. in February 2008, we made investments in several companies. We currently hold an investment in MRI Interventions, Inc., formerly known as SurgiVision. MRI Interventions, a privately-held company, has developed “real-time” Visual Functional MRI Technology. The company is targeting clinical solutions in two areas: MRI-Guided Deep Brain Stimulation (DBS) and Cardiac Ablation to treat Atrial Fibrillation

Competition

In general, the pharmaceutical and biotechnology industries are intensely competitive. The technological areas in which we work continue to evolve at a rapid pace. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and we expect it to increase. Many of these competitors are substantially larger than we are and have substantially greater capital resources, research and development capabilities and experience, manufacturing, marketing, sales, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.

An important factor in our ability to compete will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can inlicense and market products will be an important element of market success. Other significant competitive factors include:

•	product safety and efficacy;

•	timing and scope of regulatory approval;

•	product availability;

•	marketing and sales capabilities;

•	reimbursement coverage from insurance companies and others;

•	the extent of clinical benefits and side effects of our products relative to their cost;

•	price;

•	patent protection; and

•	capabilities of partners with whom we may collaborate.

Intellectual Property

Patent Portfolio

Presently, we have rights to 83 issued US and foreign patents and 41 pending patent applications. Our patents have varying expiration dates, with some expiring as early as July 2012. Our patent rights categorized by individual drug development programs are summarized below.

•

KRN5500 – six issued U.S. patents and corresponding foreign patents, related to spicamycin and derivatives and analogs thereof (including KRN5500) and use of the same for treating pain; and one pending U.S. and corresponding foreign applications related to formulations of KRN5500.

•

DB959 and DB900 – eight issued U.S. patents and four pending U.S. patent applications with corresponding foreign patents and patent applications and one pending PCT application related to indane acetic acid derivative compounds and use thereof for treating type 2 diabetes, obesity, cardiovascular disease, liver disorders, Alzheimer’s disease, autoimmune disorders, psoriasis and other diseases, and the process and intermediates for preparing compounds.

•

DB160 – one U.S. patent with corresponding foreign patents and pending patent applications related to DB160 and derivatives and analogs thereof and use of the same for treating type 2 diabetes and other diseases.

•

DB200 – two pending U.S. patent applications with corresponding foreign patent applications related to DB200 and derivatives and analogs thereof, methods of making the same, and use of the same for treating dermatological conditions (including psoriasis) and other disorders.

For information concerning the license agreements relating to these patents, see “Licenses” below.

We decided to allow patents and patent applications relating to technologies developed by Point Therapeutics, Inc. to lapse, as we determined that further development of talabostat or related compounds is not of interest to DARA or other parties. This reduces our costs for our patent portfolio and allows us to use our capital to support the intellectual property for our active development programs and those programs which we believe contain future value and benefit to the company.

Licenses

We hold an exclusive license for the U.S. marketing rights to Soltamox from Rosemont Pharmaceuticals, Ltd., a U.K. based oral liquids specialty pharmaceutical company. We acquired this license on January 17, 2012 in connection with our acquisition of Oncogenerix.

We hold an exclusive license to import, sell, market and distribute Uman Pharma Inc.’s gemcitabine lyophilized powder product in 200mg and 1g dosage sizes in the United States. We acquired this license on February 9, 2012.

We have licensed exclusive worldwide rights (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan for the treatment of pain and central and peripheral nervous system conditions or diseases. This license was effective July 1, 2004. We have also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain. The effective date of this agreement was May 3, 2004.

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

We ended our license agreement with Tufts University this year. This license had previously granted exclusive worldwide rights to compounds, including talabostat. This action was a cost-saving measure after our decision that further development of talabostat or related compounds was not of interest to DARA or other parties.

Governmental Regulation

The advertising, marketing and distribution of approved prescription pharmaceutical products in the United States is subject to the United States Food, Drug and Cosmetic Act, as amended, (FDCA) which regulates the labeling, advertising, marketing, distribution and recordkeeping requirements for drugs and drug samples , and sets standards for the manufacture, storage, distribution, registration and regulation of drug distributors. Both the FDCA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” issues, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescribing of a particular drug. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented for payment to the United States government, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, which is a voluntary industry code developed to establish standards for interactions with and communications to healthcare professionals and we have adopted processes that we believe enhance compliance with this code and applicable federal and state laws.

The drug candidates we are developing internally are subject to an extensive regulatory review and approval process by the U.S. Food and Drug Administration (the “FDA”) and by comparable agencies outside the United States. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or could affect the timing of, future regulatory approvals. Even if regulatory clearance is obtained, a marketed product is subject to continual review and possible later discovery of previously unknown problems. Failure to comply with applicable regulatory requirements on an on-going basis may result in restrictions on a product’s marketing or withdrawal of the product from the market. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or criminal prosecution.

Research and Development Activities

Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development costs include personnel costs, patent costs, clinical and related drug manufacturing and testing costs, laboratory and animal supplies, outside services and contract laboratory costs. For a discussion of the amount spent on research and development activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Employees

We currently have 8 full-time employees and one part-time employee.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at www.darabio.com. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

Item 1A. Risk Factors.

Our limited operating history may make it difficult to evaluate our business to date and our future viability.

We are in the early stage of operations and development and have only a limited operating history on which to base an evaluation of our current business and prospects. For example, we are in the early stages of building our sales and marketing strategy and organization. Our operations and development are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug development technology and the competitive and regulatory environment in which we operate or may choose to operate in the future.

We expect to continue to incur losses.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Our losses are likely to be primarily attributable to personnel costs, working capital costs, marketing costs, research and development costs and regulatory approval costs as well as the costs associated with in-licensing of our products. We may never achieve sustained profitability.

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

When we need additional financing, we cannot provide assurance that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	begin marketing and sales efforts with respect to Soltamox or any other products;

•	successfully build a portfolio of additional products for commercialization;

•	continue the development of our active drug development programs;

•	resume development of any of our currently delayed drug development programs;

•	successfully out-license, otherwise monetize or commercialize any of our programs; or

•	continue operations.

Our stock price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our common stock, including:

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	our failure to successfully commercialize products we license for commercial sale;

•	our failure to successfully advance the development of our programs or otherwise implement our business objectives;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

•	our ability to successfully enter into and maintain manufacturing relationships for our products;

•	progress or results of any of our clinical trials;

•	progress of regulatory approval of our product candidates and compliance with ongoing regulatory requirements;

•	market acceptance of our products;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	the degree of trading liquidity in our common stock; and

•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

A significant number of shares of our common stock are issuable pursuant to outstanding shares of convertible preferred stock, options and warrants, and we expect to sell additional shares of our common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of February 12, 2012, we had 7,043,233 shares of common stock outstanding. As of February 12, 2012, there were 331,200 shares of common stock issuable upon the conversion of outstanding shares of Series A preferred stock, 910,747 shares of common stock issuable upon the conversion of outstanding shares of Series B preferred stock, 3,046,581 shares of common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $5.80 per share, 1,028,848 shares of common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $3.05 per share, 86,421 shares of common stock reserved for future grants and awards under our equity incentive plans and 1,114,560 shares of common stock reserved for issuance to former Oncogenerix, Inc. stockholders, subject to stockholder approval and based upon our achievement of certain revenue or market capitalization milestones during the five year period ending January

2017. In addition, we may issue additional common stock and warrants from time to time to finance our operations. We may also issue additional shares in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants under our equity compensation plans. The issuance of the shares of common stock underlying these instruments, or perception that issuance may occur, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our business depends on successful license and other collaborative arrangements.

Our business strategy requires us to inlicense products for commercialization, enter into collaborative agreements with drug manufacturers and outlicense or sell our internally developed drug candidates that have reached a certain level of clinical development. These measures are critical to successfully building our portfolio of oncological products for commercialization. We may not be able to secure needed licensing or other partnering arrangements, and any such arrangements, even if completed successfully, may not be on terms favorable to us, may not perform as expected, may result in unexpected liabilities and may never contribute significant revenues or cash flow. We depend to a significant extent on the expertise of and dedication of sufficient resources by our licensors, licensees and partners to develop and commercialize products. Each individual licensor, licensee or corporate partner will control the amount and timing of resources devoted by it to these activities. Moreover, the success of any such licenses or other alliances depends in part upon such partners’ own marketing and strategic considerations, including the relative advantages of alternative marketing partners and strategies. Corporate partners may pursue alternative technologies or develop products that are competitive with our products. Disputes may arise between us and one or more of our collaborative partners regarding our collaborative arrangements. In such an event, we may be required to initiate or defend expensive litigation or arbitration proceedings or to seek and attempt to reach agreement with another collaborative partner. We may not be able to resolve successfully a dispute with a collaborative partner or to enter into a satisfactory arrangement with a replacement collaborative partner.

The success of any products we may commercialize will depend on the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	the efficacy and potential advantages of alternative treatments;

•	the prices of our product candidates;

•	the willingness of physicians to prescribe our products; and

•	sufficient third-party coverage or reimbursement.

Commercialization of a new product, including Soltamox, or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associates with drug development generally.

Commercialization of a new product, including Soltamox, or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:

•	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

•	proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and

•	third parties may market superior or equivalent products.

Our ability to commercialize our products will depend on our ability to:

•	complete any necessary studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	enter into arrangements with manufacturers to provide manufacturing resources; and

•	establish marketing and sales channels.

We may not be successful in some or all of these initiatives.

We cannot guarantee that we will be able to effectively market our potential products.

A significant part of our success depends on the various marketing strategies we plan to implement. Our business model was historically focused solely on product development, and we have never attempted to commercialize any product. We are in the early stages of building our sales and marketing strategy and organization. There can be no assurance as to the success of any such marketing strategy or that we will be able to build a successful sales and marketing organization. If we cannot effectively market those products we seek to commercialize directly, such product’s prospects will be harmed.

We anticipate that initially a relatively small group of products that we commercialize directly will represent a significant portion of net revenues. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

We anticipate that initially sales of a limited number of our products will collectively represent a significant portion of our projected revenues. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected, and our stock price could decline.

If we are unable to continue to commercialize additional products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed.

Our future success will depend to a substantial degree on our ability to continue to commercialize new products in a timely and cost-effective manner. The acquisition, development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. We may, however, encounter unexpected delays in the launch of these products, or these products, when fully commercialized by us, may not perform as we expect.

The success of our new product offerings will depend upon several factors, including our ability to properly anticipate customer needs, obtain timely regulatory approvals and locate and establish collaborations for product development and finished product manufacturing in a timely and cost-effective manner. In addition, the acquisition, development and commercialization of new products is characterized by significant up-front costs, including costs associated with product development, obtaining regulatory approval, building inventory and sales and marketing. Furthermore, the development and commercialization of new products is subject to inherent risks, including the possibility that any new product may:

•	fail to receive or encounter unexpected delays in obtaining necessary regulatory approvals;

•	be difficult or impossible to manufacture on a larger scale;

•	be uneconomical to market;

•	fail to be developed prior to the successful marketing of similar or superior products by third parties; and

•	infringe on the proprietary rights of third parties.

We may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed if we are not successful in continuing to develop and commercialize new products.

We plan to rely on third parties for the manufacture of our potential products, and if such parties fail to supply us with finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues could decline and we may not achieve profitability.

We currently do not intend to manufacture any products ourselves. Instead, we plan to rely on third parties to manufacture the products we seek to commercialize. If the third parties we contract with do not continue to provide these services to us as contracted, we may not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if we encounter delays or difficulties with our manufacturing partners in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our third party manufacturers are unable to obtain or deliver sufficient quantities of finished products on a timely basis or we develop any significant disagreements with such parties, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain third parties for the supply of finished products on commercially acceptable terms, we may not be able to sell our products as planned.

The manufacture of pharmaceutical products is highly exacting and complex and our manufacturing partners may experience problems during the manufacture of finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative sources of finished products, this could, among other things, lead to increased costs, lost sales and damage to customer relations. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Problems with respect to the manufacture, storage or distribution of our products could materially disrupt our business and reduce our revenues and prevent or delay us from achieving profitability.

Any loss of our license rights to use certain critical intellectual property from Rosemont or other licensors for any reason would have a material adverse effect on our business.

Soltamox (oral liquid tamoxifen), our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer. We are party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd., a U.K. based manufacturer, for rights to market Soltamox in the United States. If we breach or fail to perform the material conditions of, including the minimum sales requirement, or fail to extend the term of the agreements under which we license critical intellectual property from Rosemont or other licensors, we may lose all or some of our rights to such intellectual property, and such loss would have a material adverse effect on our business.

The drug candidates we are developing are at early stages of development, and we may not be able to successfully develop these drug candidates into commercially viable drugs.

The drug development process is highly uncertain, and we have not developed and may never develop a drug candidate that ultimately leads to a commercially viable drug. Our two most advanced drug candidates are in the early stages of development and have not been approved for commercial sale. Before a drug product is approved by the FDA for commercial marketing, it must be tested for safety and effectiveness in clinical trials that can take many years. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. A number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical and clinical trials. At any time, new safety information may lead the FDA to place a clinical trial on clinical hold, or permanently stop the trial. We or our collaborators may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being successfully commercialized, including:

•	failure to achieve clinical trial results that indicate a product candidate is effective in treating a specified condition or illness in humans;

•	safety issues, including the presence of harmful side effects;

•	determination by the FDA that the submitted data do not satisfy the criteria for approval;

•	new information that suggests lack of commercial viability of the drug;

•	failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and

•	development of competing therapeutics that are more effective.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel (including a sales force).

Our success depends largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. We currently have eight full-time employees and currently lack sales personnel necessary to commercialize products in accordance with our business plan. The loss of one or more members of managerial or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain management, particularly our President and Chief Executive Officer and our Chief Operating Officer, and to attract additional key sales and other personnel could materially adversely affect our business, financial condition and results of operations.

The pharmaceutical and biotechnology industries are intensely competitive and we may be unable to successfully compete against competitors with substantially more resources than we have.

In general, the pharmaceutical and biotechnology industries are intensely competitive. The technological areas in which we work continue to evolve at a rapid pace. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and we expect it to increase. Many of these competitors are substantially larger than we are and have substantially greater capital resources, research and development capabilities and experience, manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.

An important factor in our ability to compete will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can inlicense and develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Other significant competitive factors include:

•	product safety and efficacy;

•	timing and scope of regulatory approval;

•	product availability;

•	marketing and sales capabilities;

•	reimbursement coverage from insurance companies and others;

•	the extent of clinical benefits and side effects of our products relative to their cost;

•	price;

•	patent protection; and

•	capabilities of partners with whom we may collaborate.

There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than ours or that render our products and technologies less competitive or obsolete.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our success depends to a significant extent on our ability to obtain patent protection on technologies and products and preserve trade secrets and to operate without infringing the proprietary rights of others. There can be no assurance that any patent applications or patents we are able to license will afford any competitive advantages or will not be challenged or circumvented by third parties. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed or licensed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our potential products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. Further, important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to take advantage of our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

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

If the healthcare system or reimbursement policies change, the prices of our potential products may be lower than expected and our potential sales may decline.

The levels of revenues and profitability of bio-pharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our potential products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our potential products on a competitive and profitable basis.

Government regulation of our business is extensive and drug approvals are uncertain, expensive and time-consuming.

The research, development, pre-clinical and clinical trials of most of our intended products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad, such as in Europe and Japan. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown adverse events or failure to comply with the applicable manufacturing, packaging, distribution and marketing requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal sanctions.

Currently we have only two drug candidates in development. A delay or setback in the clinical development of either of these candidates would likely have a material adverse effect on our business, financial condition and results of operations.

Our business, as well as that of our manufacturers, is strictly regulated by the federal and other governments, and there can be no assurance that either we or our manufacturers will be able to maintain full compliance with all applicable regulations.

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

Even if our proposed products are approved for market, we will be subject to continuing regulation. We and our collaborative partners, including our manufacturers, will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S., including labeling regulations, the FDA’s Good Manufacturing Practice requirements, Good Clinical Practices and Good Laboratory Practices, review and response to adverse drug experience reports and regulation governing marketing and promotion of approved drug products. Our failure to comply with applicable regulatory requirements could result in enforcement action or sanctions by the FDA, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business exposes us to potential liability for personal injury or product liability claims that could affect our financial condition.

Our business involves the testing of new drugs on human volunteers and the use of our marketed products by patients. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug. Many study volunteers and participants are already seriously ill and are at risk of further illness or death. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, we could be materially and adversely affected both financially and reputationally. Any such claims may also prevent us from being able to obtain adequate insurance for these risks at reasonable rates in the future.

If we market our products in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare program. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending such healthcare items or services may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement in order to have a claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers, reporting inflated average wholesale prices to pricing services that were then used by federal programs to set reimbursement rates and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Such activities have been alleged to cause the resulting claims for reimbursement to be “false” claims. Most states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

We anticipate that we will participate in the federal Medicaid Rebate Program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs, in connection with the sale of Soltamox and other future products we may commercialize. Under the Medicaid rebate program, we anticipate paying a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws in connection with allegedly inaccurate information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

Pricing and rebate calculations vary among products and programs. The calculations are complex and may be subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If this were to occur, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or the entry into a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

In addition, federal legislation now imposes additional requirements. For example, as part of the PPACA, a federal physician payment disclosure provision based on the Physician Payments Sunshine Act was enacted, which requires pharmaceutical manufacturers to report certain gifts and payments to physicians beginning in 2013. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of Soltamox, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our inability to manage our planned growth could harm our business.

As we work toward building a portfolio of oncology treatment and supportive care pharmaceutical products and a sales organization that will market such products for sale we expect to require additional personnel. As a result, our operating expenses and capital requirements may increase significantly. Our ability to manage our growth effectively requires us to forecast accurately our sales and growth and manufacturing needs and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

We may not achieve the benefits we expect from our acquisition of Oncogenerix, Inc., which may have a material adverse effect on the combined company’s business, financial, and operating results.

We consummated the acquisition of Oncogenerix with the expectation that the transaction will result in benefits to the combined company. Post-transaction challenges include the following:

•	successfully combining the operations of both companies;

•	potentially higher than expected costs required to achieve the anticipated benefits of the acquisition; and

•	retaining and integrating management and employees.

If the combined company is not successful in addressing these and other challenges, then the benefits of the acquisition may not be realized and, as a result, the combined company’s operating results and the market price of our common stock may be adversely affected.

If we fail to satisfy applicable listing standards, including maintenance of at least $2.5 million of stockholders’ equity, our common stock may be delisted from the NASDAQ Capital Market.

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2,500,000. On November 17, 2011, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). We appealed the determination and on February 6, 2012 the Panel granted our request to remain listed on The Nasdaq Capital Market, subject to the following conditions: on or before April 18, 2012 we must (1) publicly announce on Form 8-K the closing of an equity offering and that the proceeds from the offering have enabled us to regain compliance with the Minimum Stockholders’ Equity Rule, and (2) provide the Panel with pro forma projections showing continued compliance with the Minimum Stockholders’ Equity Rule through 2013. In addition, we are subject to a Panel Monitor pursuant to Marketplace Rule 5815(d)(4)(A) through April 2013. During the monitor period, we are required to notify the Panel in the event our stockholders’ equity falls below $2.5 million or if we fall out of compliance with any other applicable listing requirement. If at any time before April 15, 2013, our stockholders’ equity falls below $2.5 million and we do not qualify for listing under an alternative to the Minimum Stockholders’ Equity Rule, the Panel will promptly conduct a hearing with respect to this deficiency, and our common stock may be immediately delisted from The Nasdaq Stock Market.

We believe that as a result of our acquisition of Oncogenerix as well as the completion of the registered direct transaction described in the Current Report on Form 8-K filed by us with the SEC on January 18, 2012 we will be able to report on Form 8-K that we have regained compliance with the Minimum Stockholders’ Equity Rule. We also intend to provide the Panel with a business plan, including pro forma projections, showing continued

compliance with the Minimum Stockholders’ Equity Rule through 2013. However, there are no assurances that the Panel will accept our plan, and even if it does, we may fail to perform according to the plan or otherwise fail to remain in compliance with applicable listing requirement. In either case, our common stock may be delisted from The Nasdaq Capital Market.

If our common stock were delisted from NASDAQ, among other things, it could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal property is our corporate headquarters located at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina. We lease this office space (7,520 square feet) under a lease agreement with Highwoods DLF Forum, LLC that has a term that runs through March  31, 2013.

Item 3. Legal Proceedings.

As of February  17, 2012, we had no outstanding material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

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

	High ($)	Low ($)
2011
First Quarter	4.29	3.00
Second Quarter	3.50	2.31
Third Quarter	3.39	1.85
Fourth Quarter	2.10	0.88

2010
First Quarter	10.70	6.56
Second Quarter	8.80	3.29
Third Quarter	4.39	2.07
Fourth Quarter	4.25	1.90

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On February 15, 2012, the last reported sale price of our common stock on The Nasdaq Capital Market was $2.37 per share. On February 15, 2012, there were approximately 182 holders of record of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

In December 2011, we granted warrants to purchase a total of 200,000 shares of our common stock to two individuals. These warrants have ten year terms and an exercise price of $1.31.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future operating results, competitive pressures and the other potential risks and uncertainties discussed in the Risk Factors section of this Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of oncology treatment and supportive care pharmaceutical products. Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox (oral liquid tamoxifen). Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of breast cancer and is currently sold in the UK and Ireland by Rosemont Pharmaceuticals, Ltd. We also have an exclusive distribution agreement with Uman Pharma Inc. to commercialize gemcitabine in the U.S. Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers. Additionally, we continue to have an internal clinical development program focused on two drug candidates, KRN5500 and DB959.

We have not generated any revenue from operations to date. We have liquidated or distributed to our stockholders most of our investments made in other companies. Our primary sources of working capital have been proceeds from the sale of our securities and proceeds from the sale of securities held in subsidiary companies and marketable securities. From inception through December 31, 2011, we raised a total of $37,704,083 in proceeds from issuance of preferred and common stock, net of issuance costs. From inception through December 31, 2011, we received net proceeds from the sale of securities held in subsidiary companies and marketable securities of $4,405,692 and $1,951,211, respectively

We expect to continue to incur operating losses in the near-term. Our results may vary depending on many factors, including the success of our product marketing efforts, the progress of licensing activities with pharmaceutical partners and clinical test results.

Product Commercialization

Our primary focus is on the development and commercialization of the following types of oncology treatment and supportive care pharmaceutical products:

•	Soltamox, an FDA-approved liquid formulation of tamoxifen and other liquid formulation products;

•	Gemcitabine and other generic sterile injectable cytotoxic products; and

•	Cancer support therapeutics.

We currently have an exclusive license to one FDA approved product, Soltamox, and an exclusive distribution agreement to commercialize gemcitabine in the U.S. We are working to build a portfolio of additional products through licenses and other collaborative arrangements.

Soltamox (oral liquid tamoxifen), our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer. Soltamox will be the only liquid formulation of tamoxifen available for sale in the United States. As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd., a U.K. based manufacturer, for rights to market Soltamox in the United States. Currently, Soltamox is marketed only in the U.K. and Ireland. Soltamox is the subject of a U.S. issued patent which expires in June, 2018. We expect to begin actively marketing and selling Soltamox in the U.S. in the second half of 2012.

We are also focusing on the development and commercialization of generic sterile injectable cytotoxic products. Many cytotoxics have recently lost patent protection or are scheduled to shortly lose such patent protection. We plan to partner with sterile injectable product manufacturers who have the expertise and capability to provide a finished product from FDA inspected and approved facilities. Currently, the FDA review and approval process for generic products is taking on average approximately 36 months. In February 2012, we entered into an Exclusive

Distribution Agreement with Uman Pharma Inc. pursuant to which we received an exclusive license to import, sell, market and distribute Uman’s gemcitabine lyophilized powder product in 200mg and 1g dosage sizes in the U.S. Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers. Uman plans to file an Abbreviated New Drug Application for gemcitabine with the FDA in the second half of 2012.

We also are continuing the internal development program which was the primary focus of our business prior to the acquisition of Oncogenerix in January 2012. Presently, we have two lead drug candidates advancing through clinical development with cleared Investigational New Drug applications from the FDA:

•	KRN5500, a novel, non-narcotic/non-opioid for the treatment of neuropathic pain in patients with cancer; and

•	DB959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

In addition, we have three pre-clinical drug candidate programs available for future development and monetization:

•	DB900, PPAR gamma/alpha/delta agonists with potential for development in metabolic or inflammatory diseases as well as selected additional indications;

•	DB160, DPPIV enzyme inhibitors with potential applications in diabetes, stem cell transplantation and cancer therapy; and

•	DB200, Carnitine palmitoyltransferase-1 enzyme inhibitors with potential applications for skin diseases including psoriasis.

Status of our Drug Candidates

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of neuropathic pain in patients with cancer. The drug has successfully completed Phase 2a proof of concept studies in patients with end-stage cancer, meeting its primary endpoint of pain reduction using standardized scales. KRN5500 was also significantly superior to placebo in these studies (p=0.03) while having no major safety concerns. The FDA has designated KRN5500 a Fast Track Drug. We have entered into a Clinical Trial Agreement with the National Cancer Institute (NCI) to perform a second Phase 2 study. Since KRN5500 would complement the portfolio of oncology treatment and supportive care pharmaceutical products we are seeking to build, we may elect to complete its development internally and then commercialize it.

We incurred $541,791 in costs associated with the development of KRN5500 during 2011, and we have incurred costs of $4,773,215 from inception to date. We estimate the market potential for chemotherapy-induced peripheral neuropathy (CIPN) to be roughly $2.5 billion.

DB959

DB959 is a first-in-class small molecule drug candidate for the treatment of type 2 diabetes and dyslipidemia and has successfully completed Phase 1a and 1b studies. This compound activates genes involved in the metabolism of sugars and fats thereby improving the body’s ability to regulate both aspects of diabetes. Phase 1 clinical data demonstrated a good safety profile even when dosed at approximately 10 times the anticipated human dose and a pharmacokinetic profile supporting a once-a-day oral dose. Our review of non-clinical studies in models predictive of human disease indicates that this drug candidate provides glucose control and increases good HDL cholesterol and lowers triglycerides better than rosaglitazone (Avandia) with less weight gain. DB959 is targeted for out-licensing to partners more able to sustain the prolonged time-lines and significant costs involved in diabetes drug development.

We incurred $1,391,197 in direct outside development costs associated with the development of DB959 during 2011, and we have incurred costs of $7,446,678 from inception to date.

Pre-clinical Drug Candidate Programs Available for Future Development

DB900 comprises a series of compounds which are PPAR gamma/alpha/delta agonists. We did not incur costs in 2011 for the development of DB900 series compounds; we have incurred costs of $129,272 from inception to date.

DB160 is a dipeptidylpeptidase (DPPIV) inhibitor for the treatment of type 2 diabetes. We incurred $42,979 in direct outside development costs associated with the development of DB160 during 2011, and we have incurred costs of $2,374,837 from inception to date.

DB200 refers to a series of compounds that are inhibitors of the enzyme, carnitine palmitoyl transferase (CPT-1). We incurred $46,258 of patent costs for the development of DB200 series compounds during 2011; we have incurred costs of $427,540 from inception to date.

We had previously determined that further development of talabostat, a drug formerly studied at Point Therapeutics for the treatment of cancer, is not warranted. We have now determined that it is unlikely that any future uses for this drug will be identified, and as such, have terminated the license agreement under which we licensed talabostat from Tufts University School of Medicine and ceased maintaining the patent estate. We incurred $33,552 in direct costs associated with talabostat during 2011, and we have incurred costs of $141,443 from inception to date.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (formerly referred to as SFAS 123R) (“ASC 718, Compensation-Stock Compensation”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Please refer to Note 10 - Share Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Research and development expenses decreased from $3,342,768 for the year ended December 31, 2010 to $2,633,449 for the year ended December 31, 2011, primarily as a result of less clinical trial costs for the Phase 1b clinical development of DB959 compared to Phase 1a in 2010; and the formulation of a placebo for the NCI Study for KRN5500 in 2011 compared to the reformulation of the drug product during 2010.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses increased from $3,141,987 in 2010 to $4,128,446 in 2011, due to an increase in investor relation fees, share based payments to the Chief Executive Officer and Board members, and payroll associated expenses.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income, net decreased from income of $492,856 in 2010 to $90,200 in 2011. This decrease was primarily due to $488,958 of grants received in 2010 for our DB959 and KRN5500 programs from the Internal Revenue Service under the Patient Protection and Affordable Care Act of 2010 offset by $85,277 benefit to accrued interest from the recognition of previously unrecognized state tax benefits of $194,445 in 2011.

Liquidity and Capital Resources

Overview

From inception through December 31, 2011, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $37,704,083 in net proceeds and (2) the sale of securities held in subsidiary companies and marketable securities, through which we raised $4,405,692 and $1,951,211, respectively.

At December 31, 2011, our principal sources of liquidity were our cash and cash equivalents which totaled $1,179,157. As of December 31, 2011, we had net working capital of $594,871.

Our cash resources have been used to acquire licenses and to fund research and development activities, capital expenditures and general and administrative expenses.

We have incurred significant net losses and have had negative cash flows from operations during each period from inception through December 31, 2011 and have a deficit accumulated during the development stage of $39,497,201 at December 31, 2011. Management expects operating losses and negative cash flows to continue through 2012 and the foreseeable future.

Cash Flows

During 2011, our cash and cash equivalents decreased by $4,299,257 from December 31, 2010.

Our operating activities used net cash of $4,860,806 for the year ended December 31, 2011 primarily to fund our net loss of $6,477,250 offset in part by non-cash stock-based compensation of $1,676,734 and depreciation expenses of $139,392. Prepaid expenses increased by $137,699 during the year ended December 31, 2011, primarily as a result of a prepayment to a CRO for the KRN5500 program. Accounts payable increased by $291,076 and accrued expenses decreased by $347,290. Other liability decreased by $279,722 primarily due to the result of the benefit of $85,277 to accrued interest and $194,445 from the recognition of previously unrecognized state tax liability.

Our investing activities were zero for the year ended December 31, 2011.

Our financing activities provided net cash of $561,549 for the year ended December 31, 2011 primarily as a result of net cash from the exercise of 60,000 Series A Class A warrants and 165,000 Series A Class B warrants during 2011.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations through the end of the first six months of 2012. We will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors including the substantial costs we expect to incur building a portfolio of pharmaceutical products and a sales force to commercialize such products, costs incurred in connection with our internal drug development program and our ability to sell or license these technologies to third parties. In any event, we will require substantial funds in addition to those presently available to meet our business objectives. To ensure the continued level of development and funding of our operations, we are currently exploring various possible financing options that may be available to us, which may include a sale of our securities, the sale of certain of our investments or outlicensing of one or more of our drug programs,. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may not be able to:

•	begin marketing and sales efforts with respect to Soltamox or any other products;

•	successfully build a portfolio of additional products for commercialization;

•	continue the development of our active drug development programs;

•	resume development of any of our currently delayed drug development programs;

•	successfully out-license, otherwise monetize or commercialize any of our programs; or

•	continue operations.

Nasdaq Capital Market Listing

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2,500,000. On November 17, 2011, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). We appealed the determination and on February 6, 2012 the Panel granted our request to remain listed on The Nasdaq Capital Market, subject to the following conditions: on or before April 18, 2012 we must (1) publicly announce on Form 8-K the closing of an equity offering and that the proceeds from the offering have enabled us to regain compliance with the Minimum Stockholders’ Equity Rule, and (2) provide the Panel with pro forma projections showing continued compliance with the Minimum Stockholders’ Equity Rule through 2013. In addition, we are subject to a Panel Monitor pursuant to Marketplace Rule 5815(d)(4)(A) through April 2013. During the monitor period, we are required to notify the Panel in the event our stockholders’ equity falls below $2.5 million or if we fall out of compliance with any other applicable listing requirement. If at any time before April 15, 2013, our stockholders’ equity falls below $2.5 million and we do not qualify for listing under an alternative to the Minimum Stockholders’ Equity Rule, the Panel will promptly conduct a hearing with respect to this deficiency, and our common stock may be immediately delisted from The Nasdaq Stock Market.

We believe that as a result of our acquisition of Oncogenerix as well as the completion of the registered direct transaction described in the Current Report on Form 8-K filed by us with the SEC on January 18, 2012 we will be able to report on Form 8-K that we have regained compliance with the Minimum Stockholders’ Equity Rule. We also intend to provide the Panel with a business plan, including pro forma projections, showing continued compliance with the Minimum Stockholders’ Equity Rule through 2013. However, there are no assurances that the Panel will accept our plan, and even if it does, we may fail to perform according to the plan or otherwise fail to remain in compliance with applicable listing requirement. In either case, our common stock may be delisted from The Nasdaq Capital Market.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

Recently Issue Accounting Pronouncements

In May 2011, FASB amended the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. FASB ASC 820 is effective for interim and annual periods beginning after December 31, 2011. The Company’s application of FASB ASC 820 did not have a material effect on the Company’s consolidated results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

DARA BioSciences, Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets at December 31, 2011 and 2010	32

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the period from June 22, 2002 (Inception) through December 31, 2011	33

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010 and for the period from June 22, 2002 (Inception) through December 31, 2011	34

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the period from June 22, 2002 (Inception) through December 31, 2011	38

Notes to Consolidated Financial Statements	40

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DARA BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of DARA BioSciences, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 and for the period from June 22, 2002 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DARA BioSciences, Inc. and subsidiaries, at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 and for the period from June 22, 2002 (date of inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that DARA BioSciences, Inc. will continue as a going concern. As more fully described in Note 1, DARA has incurred recurring operating losses since inception which has resulted in insufficient working capital. These conditions raise substantial doubt about DARA’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The December 31, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 17, 2012

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,179,157	$5,478,414
Prepaid expenses and other assets, current portion	283,709	352,076

Total current assets	1,462,866	5,830,490

Furniture, fixtures and equipment, net	42,455	63,357
Restricted cash	38,554	51,401
Prepaid expenses and other assets, net of current portion	77,999	147,331
Prepaid license fee, net	100,000	220,000
Investments	130,468	130,468

Total assets	$1,852,342	$6,443,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$640,817	$349,741
Accrued liabilities	140,673	551,842
Accrued compensation	71,193	–
Capital lease obligation, current portion	15,312	13,217

Total current liabilities	867,995	914,800

Deferred lease obligation	9,099	12,054
Other liability	–	279,722
Capital lease obligation, net of current portion	16,100	31,412
Patent obligation	–	7,895

Total liabilities	893,194	1,245,883

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized, 828 shares issued and outstanding at December 31, 2011, 3,675 issued and outstanding as of December 31, 2010.	8	37
Common stock, $0.01 par value, 75,000,000 shares authorized, 5,600,804 shares issued and outstanding at December 31, 2011, 4,126,004 issued and outstanding as of December 31, 2010.	56,008	41,260
Additional paid-in capital	40,834,972	38,610,457
Deficit accumulated during the development stage	(39,716,548)	(33,545,960)

Total stockholders’ equity before noncontrolling interest	1,174,440	5,105,794
Noncontrolling interest	(215,292)	91,370

Total stockholders’ equity	959,148	5,197,164

Total liabilities and stockholders’ equity	$1,852,342	$6,443,047

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from June 22, 2002 (inception) through
	Year Ended December 31,		December 31,
	2011	2010	2011

Operating expenses:
Research and development	$2,633,449	$3,342,768	$25,234,501
General and administrative	4,128,446	3,141,987	26,726,119

Total operating expenses	6,761,895	6,484,755	51,960,620

Loss from operations	(6,761,895)	(6,484,755)	(51,960,620)

Other income (expense):
Gain on distribution of nonmonetary asset	–	–	4,760,953
Gain on sale of marketable securities and nonmonetary assets	–	–	6,780,147
Other income (expense), net	(1,510)	496,629	605,461
Interest income (expense), net	91,710	(3,773)	839,594

Total other income, net	90,200	492,856	12,986,155
Loss before undistributed loss in equity method investments and net loss attributable to noncontrolling interests	(6,671,695)	(5,991,899)	(38,974,465)
Undistributed loss in equity method investments	–	–	(2,374,422)

Net loss before benefit from income taxes	(6,671,695)	(5,991,899)	(41,348,887)
Income tax benefit	194,445	–	194,445

Consolidated net loss	(6,477,250)	(5,991,899)	(41,154,442)
Loss attributable to noncontrolling interest	306,662	339,491	1,657,241

Loss attributable to controlling interest	$(6,170,588)	$(5,652,408)	$(39,497,201)

Basic and diluted net loss per common share attributable to controlling interest	$(1.20)	$(1.80)

Shares used in computing basic and diluted net loss per common share attributable to controlling interest	5,151,017	3,131,726

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock to founders	–	$–	–	$–	65,000	$65	$975	$–	$–	$–	$1,040	$–	$1,040
Net loss	–	–	–	–	–	–	–	–	(111,563)	–	(111,563)	–	(111,563)
Balance at December 31, 2002	–	–	–	–	65,000	65	975	–	(111,563)	–	(110,523)	–	(110,523)
Issuance of common stock	–	–	–	–	310,000	310	4,650	–	–	–	4,960	–	4,960
Issuance of preferred stock, net of issuance costs of $176,959	208,437	208	–	–	–	–	3,161,168	–	–	–	3,161,376	–	3,161,376
Share-based compensation	–	–	–	–	–	–	57,000	–	–	–	57,000	–	57,000
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(589,010)	–	(589,010)	–	(589,010)
Balance at December 31, 2003	208,437	208	–	–	375,000	375	3,223,793	–	(700,573)	–	2,523,803	–	2,523,803
Issuance of common stock	–	–	–	–	18,275	18	174,982	–	–	–	175,000	–	175,000
Issuance of preferred stock, net of issuance costs of $155,948	104,063	104	22,500	23	–	–	2,590,950	–	–	–	2,591,077	–	2,591,077
Stock subscription receivable	–	–	–	–	16,406	16	242,484	(242,500)	–	–	–	–	–
Issuance of options for services	–	–	–	–	–	–	12,254	–	–	–	12,254	–	12,254
Share-based compensation	–	–	–	–	–	–	94,219	–	–	–	94,219	–	94,219
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(3,949,039)	–	(3,949,039)	–	(3,949,039)
Balance at December 31, 2004	312,500	$312	22,500	$23	409,681	$409	$6,338,682	$(242,500)	$(4,649,612)	$–	$1,447,314	$–	$1,447,314

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2004	312,500	$312	22,500	$23	409,681	$409	$6,338,682	$(242,500)	$(4,649,612)	$–	$1,447,314	$–	$1,447,314
Common stock dividend	–	–	–	–	429,891	430	(430)	–	–	–	–	–	–
Issuance of common stock	–	–	–	–	7,894	8	67,592	–	–	–	67,600	–	67,600
Issuance of preferred stock, net of issuance costs of $88,877	–	–	107,208	107	–		4,795,233	–	–	–	4,795,340	–	4,795,340
Issuance of options for services	–	–	–	–	–	–	16,304	–	–	–	16,304	–	16,304
Share-based compensation	–	–	–	–	–	–	1,224,805	–	–	–	1,224,805	–	1,224,805
Dividend of Medivation, Inc. stock	–	–	–	–	–	–	(2,532,600)	–	–	–	(2,532,600)	–	(2,532,600)
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(4,618,654)	–	(4,618,654)	–	(4,618,654)
Unrealized gain on investments	–	–	–	–	–	–	–	–	–	647,572	647,572	–	647,572

Comprehensive loss											(3,971,082)	–	(3,971,082)
Balance at December 31, 2005	312,500	312	129,708	130	847,466	847	9,909,586	(242,500)	(9,268,266)	647,572	1,047,681	–	1,047,681
Issuance of common stock	–	–	–	–	3	–	50	–	–	–	50	–	50
Non-cash exercise of options	–	–	–	–	10,052	10	(10)	–	–	–	–	–	–
Issuance of preferred stock, net of issuance costs of $487,987	–	–	267,187	267	–	–	12,336,747	–	–	–	12,337,014	–	12,337,014
Non-cash exercise of warrants	–	–	–	–	20,883	21	(21)	–	–	–	–	–	–
Issuance of common stock warrants	–	–	–	–	1,666	2	79,999	–	–	–	80,001	–	80,001
Share-based compensation	–	–	–	–	–	–	339,505	–	–	–	339,505	–	339,505
Distribution of Surgi-vision, Inc. stock	–	–	–	–	–	–	(3,083,156)	–	–	–	(3,083,156)	–	(3,083,156)
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(1,965,290)	–	(1,965,290)	–	(1,965,290)
Unrealized gain on investments	–	–	–	–	–	–	–	–	–	4,799,964	4,799,964	–	4,799,964

Comprehensive loss											2,834,674	–	2,834,674
Balance at December 31, 2006	312,500	$312	396,895	$397	880,070	$880	$19,582,700	$(242,500)	$(11,233,556)	$5,447,536	$13,555,769	$–	$13,555,769

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2006	312,500	$312	396,895	$397	880,070	$880	$19,582,700	$(242,500)	$(11,233,556)	$5,447,536	$13,555,769	$–	$13,555,769
Increase in reserves for uncertain tax positions per FIN 48 adoption	–	–	–	–	–	–	–	–	(219,348)	–	(219,348)	–	(219,348)
Noncontrolling interest upon consolidation	–	–	–	–	–	–	–	–	–	–	–	1,441,949	1,441,949
Issuance of common stock	–	–	–	–	416	1	15,999	–	–	–	16,000	–	16,000
Share-based compensation	–	–	–	–	–	–	590,125	–	–	–	590,125	–	590,125
Cancellation of subscription receivable	–	–	–	–	–	–	–	242,500	–	–	242,500	–	242,500
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(1,527,691)	–	(1,527,691)	(463,774)	(1,991,465)
Reversal of unrealized gain on investment and marketable securities	–	–	–	–	–	–	–	–	–	(5,447,536)	(5,447,536)	–	(5,447,536)
Comprehensive loss											(6,975,227)	(463,774)	(7,439,001)

Balance at December 31, 2007	312,500	312	396,895	397	880,486	881	20,188,824	–	(12,980,595)	–	7,209,819	978,175	8,187,994

Conversion of DARA Shares	(312,500)	(312)	(396,895)	(397)	(880,486)	(881)	1,590	–	–	–	–	–	–
Exchange of common stock	–	–	–	–	908,161	9,081	(9,081)	–	–	–	–	–	–
Exchange of preferred stock	–	–	–	–	731,675	7,317	(7,317)	–	–	–	–	–	–
Merger/Reverse stock split Point Therapeutics	–	–	–	–	61,360	614	440,089	–	–	–	440,703	–	440,703
Shares issued to directors	–	–	–	–	7,976	80	120,460	–	–	–	120,540	–	120,540
Share-based compensation	–	–	–	–	13,750	138	1,540,588	–	–	–	1,540,726	–	1,540,726
Issuance of common stock	–	–	–	–	18,130	181	188,373	–	–	–	188,554	–	188,554
Shares issued for deferred payment	–	–	–	–	55	1	1,063	–	–	–	1,064	–	1,064
Shares issued to placement agent	–	–	–	–	140,936	1,409	1,931,448	–	–	–	1,932,857	–	1,932,857
Warrants issued	–	–	–	–	–	–	183,214	–	–	–	183,214	–	183,214
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(11,569,342)	–	(11,569,342)	(328,975)	(11,898,317)
Unrealized gain on marketable securities	–	–	–	–	–	–	–	–	–	1,656,008	1,656,008	–	1,656,008
Comprehensive loss											(9,913,334)	(328,975)	(10,242,309)

Balance at December 31, 2008	–	$–	–	$–	1,882,043	$18,820	$24,579,252	$–	$(24,549,937)	$1,656,008	$1,704,143	$649,200	$2,353,343

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	–	$–	–	$–	1,882,043	$18,820	$24,579,252	$–	$(24,549,937)	$1,656,008	$1,704,143	$649,200	$2,353,343

Shares issued to directors	–	–	–	–	(1,900)	(19)	32,721	–	–	–	32,702	–	32,702
Share-based compensation	–	–	–	–	32,012	320	470,040	–	–	–	470,360	–	470,360
Issuance of common stock	–	–	–	–	877,371	8,774	5,458,557	–	–	–	5,467,331	–	5,467,331
Warrants issued to placement agent	–	–	–	–	–	–	47,706	–	–	–	47,706	–	47,706
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(3,343,615)	-	(3,343,615)	(218,339)	(3,561,954)
Unrealized gain on marketable securities	–	–	–	–	–	–	–	–	-	(1,656,008)	(1,656,008)	-	(1,656,008)
Comprehensive loss											(4,999,623)	(218,339)	(5,217,962)

Balance at December 31, 2009	–	$–	–	$–	2,789,526	$27,895	$30,588,276	$–	(27,893,552)	-	2,722,619	430,861	3,153,480

Shares issued to directors	–	–	–	–	1,420	14	48,464	–	–	–	48,478	–	48,478
Share-based compensation	–	–	–	–	12,500	125	578,329	–	–	–	578,454	–	578,454
Issuance of common stock	–	–	–	–	872,558	8,726	3,112,985	–	–	–	3,121,711	–	3,121,711
Issuance of preferred stock, net of issuance costs of $513,062	4,800	48			–	–	4,286,892	–	–	–	4,286,940	–	4,286,940
Conversion of preferred stock to common stock	(1,125)	(11)	–	–	450,000	4,500	(4,489)	–	–	–	-	–	–
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(5,652,408)	–	(5,652,408)	(339,491)	(5,991,899)
Balance at December 31, 2010	3,675	37	–	–	4,126,004	41,260	$38,610,457	$–	(33,545,960)	-	5,105,794	91,370	5,197,164

Share-based compensation	–	–	–	–	111,000	1,110	1,444,663	–	–	–	1,445,773	–	1,445,773
Warrants issued	–	–	–	–	–	–	230,961	–	–	–	230,961	–	230,961
Issuance of common stock	–	–	–	–	225,000	2,250	560,250	–	–	–	562,500	–	562,500
Conversion of preferred stock to common stock	(2,847)	(28)	–	–	1,138,800	11,388	(11,359)	–	–	–	–	–	–
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(6,170,588)	–	(6,170,588)	(306,662)	(6,477,250)
Balance at December 31, 2011	828	$8	–	$–	5,600,804	$56,008	$40,834,972	$-	$(39,716,548)	$-	$1,174,440	$(215,292)	$959,148

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period From June 22, 2002 (inception) through December 31,
	2011	2010	2011
Operating activities
Consolidated net loss	$(6,477,250)	$(5,991,899)	$(41,154,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,392	145,298	700,522
Forgiveness of stock subscription receivable	–	–	242,500
Recognition of expense related to nonmonetary asset	–	–	1,035,589
Loss from equity investment	–	–	2,374,422
Accretion of debt discount	–	–	406,359
Share-based compensation	1,676,734	626,933	6,819,271
Expense of warrants issued with convertible notes	–	–	4,860
Expense of warrants issued to placement agent	–	–	230,920
Loss on disposal of capital assets	1,510	–	21,440
Gain on extinguishment of capital lease obligation	–	–	(12,240)
Loss on disposal of furniture, fixtures and equipment, net	–	160	36,065
Sale of investment as payment of interest expense	–	–	36,712
Distribution of investment for compensation	–	–	100,000
Gain on distribution of nonmonetary asset	–	–	(4,760,953)
Gain on sale of marketable securities and nonmonetary assets	–	–	(6,780,147)
Deferred lease obligation	(2,955)	1,086	9,100
Changes in operating assets and liabilities:
Prepaid expenses and other assets	137,699	(133,703)	(481,071)
Accounts payable	291,076	(24,824)	310,817
Accrued liabilities	(347,290)	256,823	(522,146)
Other liability	(279,722)	11,100	(237,548)
Net cash used in operating activities	(4,860,806)	(5,109,026)	(41,619,970)

Investing activities
Purchases of furniture, fixtures and equipment	–	(6,853)	(199,912)
Proceeds from sale of furniture, fixtures and equipment	–	350	5,716
Issuance of notes receivable	–	–	(1,400,000)
Proceeds from sale of marketable securities	–	–	1,951,211
Payments on notes receivable	–	–	711,045
Cash received in the Point merger	–	–	771,671
Purchase of investments in affiliates	–	–	(2,471,400)
Proceeds from sale of investments in affiliates	–	–	4,405,692
Net cash (used in) provided by investing activities	–	(6,503)	3,774,023

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,		Period From June 22, 2002 (inception) through December 31,
	2011	2010	2011

Financing activities
Proceeds from issuance of notes payable	$–	$–	$ 605,000
Principal payments on notes payable	–	–	(255,000)
Payments on capital lease	(13,217)	(9,817)	(40,654)
Establishment of other financing	114,768	121,517	254,844
Repayments on other financing	(115,349)	(121,065)	(246,470)
Proceeds from exercise of options and warrants	562,500	100,000	1,041,855
Proceeds from issuance of preferred stock, common stock, and warrants, net of issuance costs	–	7,308,650	37,704,083
Establishment of restricted cash	12,847	27,356	(38,554)

Net cash provided by financing activities	561,549	7,426,641	39,025,104

Net increase in cash and cash equivalents	(4,299,257)	2,311,112	1,179,157

Cash and cash equivalents at beginning of period	5,478,414	3,167,302	–

Cash and cash equivalents at end of period	$1,179,157	$5,478,414	$ 1,179,157

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$–	$–	$ 91,676
Advances to stockholders for stock issued	–	–	1,040
Payable accrued for stock issuance	–	–	350,000
Note issued for stock issuance	–	–	150,000
Note issued for prepaid license fee	–	–	1,000,000
Note received for stock issuance	–	–	(242,500)
Stock received for consideration of outstanding loans	–	–	(427,280)
Forgiveness of stock subscription receivable	–	–	242,500
Shares issued to employees & non-employee directors	175,707	257,872	679,676
Shares issued to third party for services	98,363	94,408	556,699
Exchange of investment for cancellation of note payable	–	–	36,712
Exchange of investment for cancellation of accrued interest	–	–	500,000
Conversion of note into equity of subsidiary	–	–	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company focused on the development and commercialization of oncology treatment and supportive care pharmaceutical products. Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired our first commercial proprietary product, Soltamox® (oral liquid tamoxifen). Additionally, we continue to have an internal clinical development program focused on two drug candidates KRN5500 and DB959. The Company was incorporated on June 22, 2002.

The activities of the Company have primarily consisted of establishing offices, recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be a biopharmaceutical development stage company. The Company has incurred losses since inception through December 31, 2011 of $39,497,201 and expects to continue to incur losses and require additional financial resources to achieve monetization of its product candidates.

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

Going Concern

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2011 and has a deficit accumulated during the development stage of approximately $39,716,548 at December 31, 2011. Management expects operating losses and negative cash flows to continue into 2012.

At December 31, 2011, management believes that currently available cash and cash equivalents together with existing financing agreements would provide sufficient funds to enable the Company to meet its obligations through June of 2012. Through the Company’s acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, it acquired the exclusive U.S. marketing rights to its first commercial proprietary product, Soltamox (oral liquid tamoxifen). Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of breast cancer. The Company expects to begin generating revenues in the latter half of 2012. Management plans to continue to finance the Company’s operations with a combination of new equity issuances and debt arrangements, as well as pursuing collaborative revenue generating arrangements with healthcare companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself or cease operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as presented in the consolidated financial statements, at December 31, 2011, the Company had unrestricted cash of $1,179,157 and an accumulated deficit of $39,716,548. The Company also incurred a net loss of $6,170,588 and negative cash flows from operations of $4,860,806 in 2011. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Fair Value Measurements

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

Investments

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of December 31, 2011 and 2010, the Company had balances of $929,157 and $5,228,414, respectively, in excess of federally insured limits ($250,000) held in non-investment accounts.

Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment, net are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, costs associated with clinical trials, including amounts paid to contract research organizations and clinical investigators, manufacturing, process development and clinical product supply costs, research costs, patent expense, and other consulting and professional services, and allocated facility and related expenses.

Share-Based Compensation Valuation and Expense

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. Stock-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested (see Note 10).

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

Based on the analysis of its tax positions, the Company has noted some uncertain tax positions that, because of the effect of deferred tax accounting and the existence of net operating losses in all tax years, would results in a decrease in the Company’s deferred tax assets or a reclassification of the character of the deferred tax asset for a given year. The Company has adjusted the deferred tax assets in the disclosure in Note 13 to reflect the effect of these deferred tax assets.

The Company’s policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted earnings per share is computed by dividing the earnings applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted-average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury stock method. For purposes of this calculation, in-the-money options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded as their effect is anti-dilutive. For the year ended December 31, 2011, 331,200 preferred shares as converted to common stock, no options and no warrants have been excluded. Also, for the year ended December 31, 2010, 1,920,000 preferred shares as converted to common stock, 1,812 options and 2,226,334 warrants to purchase common stock are considered to be common stock equivalents and have been excluded because their inclusion would be anti-dilutive.

	Year ended December 31,
	2011	2010
Net loss attributable to controlling interest	$(6,170,588)	$(5,652,408)

Basic and diluted net loss per common share attributable to controlling interest:

Weighted-average shares used in computing basic and diluted net loss per common share	5,151,017	3,131,726

Basic and diluted net loss per common share attributable to controlling interest	$(1.20)	$(1.80)

Recently Issue Accounting Pronouncements

In May 2011, FASB amended the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. FASB ASC 820 is effective for interim and annual periods beginning after December 15, 2011. The Company’s application of FASB ASC 820 did not have a material effect on the Company’s consolidated results of operations and financial position.

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

4.  Investments

MRI Interventions, Inc.

MRI Interventions, Inc., formerly known as SurgiVision, a privately-held company, is developing “real-time” devices to be used with Functional MRI Technology. The Company’s initial investment of $2,000,000 for 2,273,743 shares was made in 2004. In 2006, the Company distributed a dividend of 1,541,578 and 44,672 shares of MRI Interventions’ common stock to all investors and vested stock option holders, respectively. The remaining investment of 687,493 shares was carried at cost of $222,479 at December 31, 2008.

In January 2009, the Company entered into a stock purchase and loan agreement and related agreements (the “Purchase and Loan Agreement”) with MRI Interventions in which the Company received $1,000,000 of total proceeds. The Company sold 125,000 of its 687,493 shares of MRI Interventions at $4.00 per share. In addition the Company entered into a loan agreement secured by 125,000 shares of the Company’s MRI Interventions stock. The Company recorded a gain of $459,500 on the sale.

Also in January 2009, the board of directors distributed 6,250 MRI Interventions shares to each of three independent members of the board valued at $4.00 per share. The Company distributed an additional 6,250 MRI Interventions shares valued at $4.00 per share as severance to its former Chief Financial Officer. The Company recorded compensation expense of $100,000 and a gain of $91,910 on distribution of nonmonetary asset.

On December 31, 2009, the Company entered into a Stock Purchase Agreement with MRI Interventions pursuant to which the Company sold 134,178 shares of MRI Interventions common stock to MRI Interventions. The purchase price for the shares was paid through cancellation of outstanding principal of $500,000 and accrued interest of $36,712 on the January 2009 secured promissory note issued by the Company to MRI Interventions. The Company recorded a gain of $493,291 on the sale.

On December 28, 2011 MRI Interventions, Inc. filed a Form 10 Registration Statement with the SEC to gain access to the Over the Counter (OTC) public markets. A shareholders meeting is scheduled for February 10, 2012 in Memphis, Tennessee to approve several items related to this transaction.

As of December 31, 2011 and 2010, the remaining investment of 403,314 shares was carried at cost of $130,468. The warrants to acquire 101,250 shares of MRI Interventions common stock at an exercise price of $3.20 per share expired November 2011.

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

The Company’s share of Medeikon’s loss for the year ended December 31, 2006 exceeded its basis. The loss of a noncontrolling interest is limited to the extent of equity capital. Application of the equity method resulted in an equity method loss in Medeikon for the years ended December 31, 2004, 2005 and 2006 of $22,552, $734,327 and $293,121, respectively, and $1,050,000 for the period from June 22, 2002 (inception) through December 31, 2007. The carrying value at December 31, 2011 and 2010 of the investment in Medeikon was $0.

The Company does not have any other assets measured at fair value that would require nonrecurring fair value adjustments (for example, where there is evidence of impairment).

5.  Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment, net consists of the following at December 31:

	2011	2010
Furniture and fixtures	$87,009	$87,009
Equipment	78,078	80,825
Computer software	11,104	11,104
Leasehold improvements	11,634	11,634

Total	187,825	190,572
Less accumulated depreciation	(145,370)	(127,215)

Furniture, fixtures, and equipment	$42,455	$63,357

The Company recognized a total loss of $1,510 and $160 on disposal of fixed assets in 2011 and 2010 respectively.

Depreciation expense, including depreciation related to assets held under capital leases, was $19,392 and $25,298 for the years ended December 31, 2011 and 2010, respectively.

6.  License Agreements

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

On October 8, 2007, the Company entered into an exclusive license agreement under which the Company received certain intellectual property rights. The Company made a $600,000 license fee payment in October 2007. The Company has capitalized this asset and is amortizing the license over a 5 year period. The Company amortized $120,000 for each of the years ended December 31, 2011, 2010, 2009 and 2008, respectively. In addition, the Company will be obligated to make future payments upon achievement of certain milestones as well as royalty payments as defined in the agreement. Estimated amortization expense for the fiscal year ended 2012, is $100,000.

On May 7, 1997, the Company (formerly Point Therapeutics Massachusetts, Inc.) entered into a license agreement (the Agreement) with Tufts University School of Medicine (Tufts). This Agreement was amended in May 1999. Under the Agreement, the Company received a worldwide license to certain patent and patent applications in exchange for a nonrefundable license fee of $50,000. In July 2011, the Company determined that it was unlikely that any future uses for talabostat would be identified, and as such, terminated the license agreement from Tufts University School of Medicine and ceased maintaining the patent estate. As of December 31, 2011 the Company no longer carries a liability for this patent.

7.  Noncontrolling Interest

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

Interest expense of $0 for the years ended December 31, 2011 and 2010, and $411,660 for the period from June 22, 2002 (inception) through December 31, 2011 was attributable to the amortization of the debt discount and accrued interest on the 2004 Note.

On March 1, 2007, DARA Therapeutics settled the 2004 note through the issuance of 333,334 shares of common stock of DARA Therapeutics representing 25% of the then outstanding stock of DARA Therapeutics. The Company recorded the issuance of DARA Therapeutics shares as noncontrolling interest in subsidiary in the amount of $1,441,948. Net loss attributable to the third party’s noncontrolling interest was $306,662 and $339,491 for the years ended December 31, 2011 and 2010, respectively, and $1,657,241 for the period from June 22, 2002 (inception) through December 31, 2011; which has reduced the noncontrolling interest in the subsidiary to ($215,292) at December 31, 2011.

8.  Leases and Other Financing Arrangements

Operating leases

On November 30, 2007, the Company entered into a lease agreement for 7,520 square feet of office space at 8601 Six Forks Road, Raleigh, North Carolina, known as Forum I. The Company relocated its corporate headquarters from 4505 Falls of the Neuse Road, Raleigh, North Carolina to Forum I in April 2008. The lease term began on April 1, 2008 and expires on March 31, 2013 with the option to terminate earlier for cause or to extend. DARA is recording expenses related to the lease ratably over the term of the lease and as a result has recorded a liability at December 31, 2011 for the deferred lease obligation of $9,099.

In connection with this lease, the Company issued a letter of credit in the amount of $77,080 on December 11, 2007. The letter of credit is renewable annually for the term of the lease with the landlord and is collateralized by cash held in an interest-bearing time deposit at DARA’s financial institution. The security deposit balance has been reduced to $38,554 at December 31, 2011. Total rent expense was $162,071 for each year ended December 31, 2011 and 2010.

DARA also has in place various operating leases related to office equipment.

In July 2011, the Company entered into a financing agreement related to its product liability insurance in the amount of $16,549. The balance outstanding pursuant to this financing agreement as of December 31, 2011 was $8,374.

At December 31, 2011, future minimum commitments under leases with non-cancelable terms of more than one year are as follows:

Year:	Operating Leases
2012	$ 170,020
2013	43,420
2014	876
2015	657

Total	$ 214,973

Capital Leases

As part of the merger with Point during 2008, the Company acquired office equipment under a capital lease agreement of $34,328. This capital lease agreement was terminated in 2009 and the Company recorded a net loss of $19,930 on the capital lease assets and a gain on the extinguishment of the capital lease obligation of $12,240 in connection therewith which is recorded as other income (expense), net on the consolidated statements of operations for the year ended December 31, 2009. Additionally during 2008, the Company entered into a capital lease agreement of $35,801 for additional office equipment. During 2010, the Company entered into a capital lease agreement of $26,100 for additional office equipment. The cost of capital lease assets is included under property and equipment in the balance sheet at December 31, 2011 and 2010, respectively. Accumulated depreciation of the leased equipment was $29,736 and $19,255 at December 31, 2011 and 2010, respectively.

The future minimum lease payments required under capital leases and the present values of the net minimum lease payments as of December 31, 2011 are as follows:

Year:	Capital Leases
2012	$ 17,562
2013	9,334
2014	5,220
2015	1,740
2016	-

Total	33,856
Less amount representing interest	(2,444)

Present value of minimum lease payment	$ 31,412

9. Stockholders’ Equity

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

Warrants

In December 2011, the Company recognized share-based compensation in accordance with the provisions of ASC 505, Equity, using a fair-value approach related to issuance of 200,000 warrants at an exercise price of $1.31 per share to two nonemployees totaling $230,961.

The Company has a total of 2,427,273 warrants at a weighted-average price of $6.95 to purchase its common stock outstanding as of December 31, 2011. These warrants are summarized as follows:

Date	Price	Number of Shares	Life
February 7, 2007	$640.00	2,142	5 year
October 21, 2008	$16.00	14,094	5 year
October 21, 2008	$20.80	140,938	5 year
October 21, 2008	$36.00	70,471	5 year
June 15, 2009	$7.36	224,109	5 year
September 14, 2009	$8.96	339,227	5 year
September 18, 2009	$7.84	68,750	5 year
October 13, 2009	$7.57	43,752	5 year
February 26, 2010	$7.52	114,131	5 year
March 5, 2010	$7.52	3,325	5 year
October 26, 2010	$2.79	306,334	5 year
December 29, 2010	$2.50	900,000	5 year
December 27, 2011	$1.31	150,000	10 year
December 27, 2011	$1.31	50,000	10 year

Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at December 31, 2011 as follows:

Outstanding stock options	1,028,848
Possible future issuance under stock option plan	86,421
Possible conversion of preferred shares	331,200
Outstanding warrants	2,427,273

3,873,742

10. Share-Based Compensation

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

The 2003 Plan provided for the granting of incentive stock options to employees and non-qualified stock options to employees, directors, and consultants of the Company or its subsidiaries. In connection with the adoption of the 2008 Plan, the 2003 Plan was frozen as a result of which at December 31, 2011 there no shares of common stock available for future grants under the 2003 Plan.

Incentive stock options, non-qualified stock options and restricted stock awards were granted under the Stock Plans through December 31, 2011. The options are exercisable for a period not to exceed ten years and vesting for the options and restricted shares granted to date range from being 100% fully vested at grant to 25% immediately vested and the remainder vesting over a three year period.

As of December 31, 2011, a total of 1,468,085 shares were authorized for grants under the Stock Plans, of which 86,421 were available for future grant. As of December 31, 2011 there were no restricted stock awards outstanding under the 2008 and 2003 Plans. As of December 31, 2011, a total of 995,199 and 33,649 stock options were outstanding under the 2008 Plan and 2003 Plans, respectively.

The following table summarizes the Company’s stock plan activity under all of the Company’s stock based compensation plans from March 12, 2003 (plan inception) through December 31, 2011:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price
Shares authorized at March 12, 2003	62,500	-	$-
Options granted	(6,250)	6,250	8.48

Balance at December 31, 2003	56,250	6,250	8.48
Options granted	(37,813)	37,813	10.24
Options exercised	-	(24,609)	9.92

Balance at December 31, 2004	18,437	19,454	10.08
Shares authorized on January 25, 2005	62,500	-	-
Options granted through April 28, 2005	(24,375)	24,375	30.88
Additional authorized shares due to stock dividend on April 28, 2005	62,500	-	-
Options granted as result of stock dividend on April 28, 2005	(34,219)	34,219	30.88
Options granted after April 28, 2005	(25,625)	25,625	30.88
Options exercised	-	(2,063)	8.48
Options forfeited	11,219	(11,219)	22.08

Balance at December 31, 2005	70,437	90,391	22.88
Options granted	(28,750)	28,750	38.40
Options exercised	-	(15,003)	12.00
Options forfeited	6,094	(6,094)	17.44

Balance at December 31, 2006	47,781	98,044	29.44
Shares authorized on January 16, 2007	62,500	-	-
Options granted	(72,471)	72,471	41.60
Options forfeited	3,841	(3,841)	36.80

Balance at December 31, 2007	41,651	166,674	34.24
Adjustment to beginning balance from merger ratio	1,309	4,943	-

Balance at February 12, 2008	42,960	171,617	-
Options authorized under the 2008 plan	287,890	-	-
Reduction to options available to be issued under the 2003 plan	(41,993)	-	-
Options granted	(29,707)	29,707	23.30
Shares issued to directors	(6,563)	-	-
Options exercised	-	(18,131)	10.40
Shares cancelled and forfeited	-	(48,363)	33.96

Balance at December 31, 2008	252,587	134,830	34.23
Options granted	(71,877)	71,877	4.43
Shares issued to directors	(703)	-	-
Shares issued as compensation	(32,012)	-	-
Options exercised	-	(26,563)	4.17
Shares cancelled and forfeited	20,053	(90,671)	35.04

Balance at December 31, 2009	168,048	89,473	18.40
Options authorized under the 2008 plan	284,347	-	-
Options granted	(80,625)	80,625	7.35
Options exercised	-	(25,000)	4.00
Shares issued to directors	(1,458)	-	-
Shares issued as compensation	(12,500)	-	6.25

Balance at December 31, 2010	357,812	145,098	14.63
Options authorized under the 2008 plan	723,359	-	-
Options granted	(915,000)	915,000	1.36
Options forfeited	31,250	(31,250)	7.36
Shares issued as compensation	(111,000)	-	3.43

Balance at December 31, 2011	86,421	1,028,848	$3.05

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

The fair value of stock options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	2011	2010
Estimated dividend yield	–	–
Expected stock price volatility	95.27%	86.73%
Expected life of option (in years)	9.77	5.73
Risk-free interest rate	1.99%	2.61%

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

The weighted average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 were $1.18 and $1.02, respectively. There were no stock options exercised during the year ended December 31, 2011. The amount of cash received from the exercise of stock options was $100,000 during the year ended December 31, 2010 and the total intrinsic values of the stock options exercised was $84,000. The Company did not realize a tax benefit from stock options exercised during the years ended December 31, 2011 and 2010.

The following summarizes certain information about fully vested stock options and stock options expected to vest as of December 31, 2011:

	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding	1,028,848	9.62	$3.05	$-

Exercisable	989,939	9.63	$3.05	$-

The following table summarizes certain information about the Company’s stock options outstanding as of December 31, 2011:

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable
$1.31	870,000	9.99	870,000
$2.05	30,000	9.71	-
$3.03	15,000	9.25	15,000
$4.00	12,500	7.17	12,500
$6.24	12,500	8.36	6,248
$6.88	7,814	7.35	7,032
$7.20	5,625	8.23	3,750
$7.36	31,250	8.08	31,250
$22.40	9,885	6.69	9,885
$24.96	10,636	3.07	10,636
$35.04	625	6.33	625
$37.28	7,220	3.87	7,220
$41.92	15,793	5.77	15,793

	1,028,848	9.62	989,939

The Company recognized stock option compensation expense for employees and non-employee directors as follows:

	Year Ended December 31,		Period from June 22, 2002 (inception) to December 31, 2011
	2011	2010
Research and development	$19,636	$47,201	$1,205,111
General and administrative	1,092,208	222,792	3,425,238

Total stock-based compensation to employees and non-employee directors	$1,111,844	$269,993	$4,630,349

Stock option compensation expense for non-employees in exchange for services during the years ended December 31, 2011 and 2010 was $2,547 and $4,689, respectively, and $664,300 for the period from June 22, 2002 (inception) through December 31, 2011.

As of December 31, 2011, there was $51,790 of total unrecognized compensation cost for non-vested share-based stock option compensation arrangements which is expected to be recognized over a weighted average period of 0.78 years.

Restricted Stock Activity

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which will vest 100% on the one year anniversary of the grant date. The former Chief Executive Officer/President was awarded 50,000 restricted shares and four employees were each awarded 4,000 restricted shares. The shares vested on the anniversary of the grant, January 3, 2012 and the Company recognized $198,940 and $27,440 stock-based compensation expense in general and administrative and research and development, respectively, for the year ended December 31, 2011. The Company recognized $366,455 and $69,318 stock-based compensation expense in general and administrative and research and development, respectively, for the period from June 22, 2002 (inception) through December 31, 2011.

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

The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $6,388 and $48,479 for the years ended December 31, 2011 and 2010, respectively, and $224,109 for the period from June 22, 2002 (inception) through December 31, 2011.

The Company recognized share-based compensation related to issuance of restricted stock to nonemployees in exchange for services totaling $98,613 and $94,408 for the years ended December 31, 2011 and 2010, respectively, and $556,949 for the period from June 22, 2002 (inception) through December 31, 2011.

	Outstanding Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	4,920	31.57
Restricted stock granted	33,650	9.04
Restricted stock vested	(10,246)	11.73
Restricted stock cancelled (forfeited)	(2,758)	17.89

Nonvested restricted stock at December 31, 2009	25,566	10.53
Restricted stock granted	13,958	6.12
Restricted stock vested	(36,972)	8.85

Nonvested restricted stock at December 31, 2010	2,552	$18.98

Restricted stock granted	111,000	3.43
Restricted stock vested	(113,552)	3.78

Nonvested restricted stock at December 31, 2011	-	$-

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested restricted stock arrangements.

11.  Employee Benefit Plan

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

Defined contribution plan expense prior to the effective date of the amendment was $179,359 for the period from June 22, 2002 (inception) through December 31, 2010. There was no discretionary employer match and therefore no expense was recognized in 2011 and 2010.

12.  Subsidiaries

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

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows at December 31:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$71,415,531	$73,740,123
Tax credits	4,035,576	3,946,362
Investments and other	2,282,404	1,619,931

Total deferred tax assets	77,733,511	79,306,416
Valuation allowance	(77,733,511)	(79,306,416)

Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against the deferred tax assets recorded as of December 31, 2011 and 2010, due to uncertainties as to their ultimate realization. The increase in the valuation allowance in each period resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2011 and 2010, respectively, the Company had approximately $204 million and $206 million of U.S. Federal net operating loss carryforwards related primarily to net operating losses acquired through its Point Therapeutics, Inc. merger which have already started to expire. As of December 31, 2011 and 2010, respectively, the Company also has approximately $41 million and $63 million of state net economic loss carryforwards that have already started to expire. Additionally, the Company has research and development credits of $3,113,400 and $922,112 for federal and state tax purposes, respectively, that have already started to expire.

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

Income tax computed at the statutory federal income tax rate of 34% is reconciled to the provision (benefit) for income taxes for the years ended December 31 as follows:

	2011	2010
Expected federal tax benefit	$(2,164,111)	$(1,932,844)
State income taxes, net of federal benefit	(289,609)	(258,660)
Other permanent differences	(73,249)	(12)
Tax credits	(284,915)	(240,309)
Expired federal NOL	2,446,332	1,480,345
Expired tax credits and state NOL	1,818,770	1,636,938
Other	(74,758)	(58,619)
Change in valuation allowance	(1,572,905)	(626,839)

Income tax benefit	$(194,445)	$-

On January 1, 2007, the Company adopted ASC 740-10 (formerly FIN 48). There was a cumulative effect adjustment of $219,338 upon adoption and included in this amount is $24,893 related to penalties and interest. An additional $11,100 of penalties and interest on these liabilities was accrued in 2010 and the Company has recorded total interest and penalties related to these liabilities of $85,277 as of December 31, 2010. During 2011, the Company recognized a decrease in its liability for unrecognized tax benefits. The decrease in the liability for unrecognized tax benefits was due to the Company no longer being subject to examination for tax periods prior to 2007 in the state jurisdictions to which the liability for unrecognized tax benefits related.

The following is a rollforward of gross unrecognized tax positions:

Gross tax liability at December 31, 2010	$194,445
Changes in the current year	(194,445)

Gross tax liability at December 31, 2011	$–

A benefit of $85,277 in accrued interest and penalties was recognized in interest income (expense), net at December 31, 2011.

14.  Recent Developments

On January 17, 2012 (the “Closing Date”), the Company, Oncogenerix, Inc. (“Oncogenerix”), certain stockholders of Oncogenerix, and certain other parties thereto entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Oncogenerix merged with a wholly-owned subsidiary of DARA, with Oncogenerix continuing in existence as the surviving corporation (the “Merger”). As a result of the Merger, Oncogenerix became a wholly-owned subsidiary of DARA.

Oncogenerix is a specialty bio-pharmaceutical company which is focused on the identification, development and commercialization of branded and generic oncological bio-pharmaceutical products.

Pursuant to the terms of the Merger Agreement, as of the Closing Date, the shares of Oncogenerix common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) ceased to be outstanding and were converted into 1,114,560 shares of DARA common stock (the “Closing Shares”).

At the closing, 167,184 shares of DARA common stock were withheld from the Closing Shares and deposited into an escrow account (the “Escrow Shares”). In accordance with the Merger Agreement, the Escrow Shares may be used for purposes of the payment to DARA of indemnification claims under the Merger Agreement against the Oncogenerix stockholders.

In addition to the Closing Shares, the Oncogenerix stockholders will, subject to the approval of at least a majority of the outstanding shares of the issued and outstanding shares of DARA common stock, be entitled to receive up to an additional 1,114,560 shares of DARA common stock based upon the combined company’s achievement of certain revenue or market capitalization milestones during the 60 months following the Closing Date (the “Contingent Merger Consideration Shares”).

On January 17, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor in connection with a registered direct offering by the Company (the “Offering”) of 1,700 shares of the Company’s Series B convertible preferred stock (which are convertible into a total of 1,238,616 shares of common stock) and warrants to purchase 619,308 shares of the Company’s common stock, for gross proceeds of $1.7 million. The closing of the sale of these securities took place on January 20, 2012 for net proceeds of $1.5 million.

Shares of Series B preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.3725 per share. The warrants represent the right to acquire shares of common stock at an exercise price of $1.31 per share and will expire on January 20, 2017.

The net proceeds received by the Company from the Offering will be used to fund commercialization activities, for the ongoing development of its lead candidates and for working capital and general corporate purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

The following is a list of our executive officers and their principal positions with us as of February 10, 2012.

Name	Age	Position
David J. Drutz, MD	73	President, Chief Executive Officer, and Director
Christopher Clement	56	Chief Operating Officer and Director
Ann A. Rosar	59	Chief Accounting Officer

David J. Drutz, M.D. has served as our president and CEO since December 2011 and as a member of our board of directors since February 2008. Dr. Drutz currently serves as chairman of the board of directors of Gentris Corporation, a pharmacogenomic (PGx) services company, Vaxin Inc., a vaccine development company, and as a director of MethylGene Inc., a biopharmaceuticals company (TSX: MYG). From 2000 to 2010, Dr. Drutz served as Chairman of the board of directors of Tranzyme Pharma, Inc. (NASDAQ:TZYM). He was formerly a General Partner with Pacific Rim Ventures (Tokyo, Japan), a venture capital firm focused on global biotechnology investment opportunities. He has also been President of Pacific Biopharma Associates, a biotechnology consulting firm, since 1999. Dr. Drutz was formerly Vice President Biological Sciences (Drug Discovery) and Vice President Clinical Research (AIDS therapeutics) at Smith Kline and French Laboratories in King of Prussia, PA, and Vice President Clinical Development, Daiichi Pharmaceutical Corporation, Ft. Lee, NJ. At Daiichi he was responsible for the development of anti-infective and oncology products. Dr. Drutz left Daiichi in 1990 to enter the biotechnology industry. Before joining PRV he was President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., a company specializing in therapeutics for diseases of the respiratory tract and other mucus membrane surfaces (NASDAQ: ISPH). Dr. Drutz received his M.D. degree at the University of Louisville, and postgraduate medical training at Vanderbilt University, following which he served as a U.S. Navy medical officer in Asia. He held senior faculty positions at the University of California, San Francisco, University of Texas and the University of Pennsylvania. He is board-certified in Internal Medicine, and a Fellow of the American College of Physicians and the Infectious Diseases Society of America.

Dr. Drutz’s experience as a medical doctor board-certified in Internal Medicine is extremely valuable to our board. In addition to his medical background, Dr. Drutz has a deep understanding of the drug development process acquired through holding a position in which he was responsible for the development of several pharmaceutical products. Dr. Drutz brings to his service on our board extensive experience in and understanding of the biotechnology industry, and a unique perspective acquired through his experience with investment and consulting firms and as a senior faculty member at several universities.

Christopher Clement has served as our chief operating officer since January 2012. From February 2011 through January 2012 Mr. Clement was the President, Chief Executive Officer and a director of Oncogenerics, Inc. Mr. Clement has a 30 year career in the bio-pharmaceutical industry that includes executive management, marketing and sales, strategic and product planning, business development, and general management. Mr. Clement was President and CEO of Savient Pharmaceuticals Inc., a publicly-held specialty biopharmaceutical company (NASDAQ: SVNT), from 2002 to 2009. From 2000 to 2002, Mr. Clement served as the Chairman and CEO of Epicyte Pharma, a pharmaceutical company engaged in the development of antibody-based products. Previously, from 1997 to 2000 he held positions of Executive Vice President, Senior Vice President, and Chief Marketing Officer at Ares-Serono Group, a Swiss developer of pharmaceuticals. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, a research-based pharmaceutical company that manufactures and markets prescription pharmaceuticals and other healthcare solutions worldwide, including Vice President of Marketing, Vice President of Corporate Product Planning, General Manager of Global Franchises and Division President. Mr. Clement received a B.A. in Marketing and Business from Mercy College.

Mr. Clement brings to the Board of Directors executive leadership skills and marketing expertise acquired as an executive in the pharmaceutical industry. He has significant board of director experience from his service on the boards of directors of several biotechnology companies

Ann A. Rosar has served as our Chief Accounting Officer since January 2009 and as our Controller from November 2007 until January 2009. Ms. Rosar has over twenty years experience in finance with publicly held companies and more than ten years experience regarding regulatory reporting requirements. Prior to joining the Company, Ms. Rosar was the Manager of Financial Reporting and Accounting with Cicero, Inc., a provider of business integration software (OTCBB: CICN), from June 2000 until November 2007, where she was responsible for Securities and Exchange Commission reporting, audits and budget analysis. Prior to that position, she served as Senior Financial Analyst-Business Operations for Nextel Communications. Ms. Rosar received a MBA in Finance from the University of Houston and received her undergraduate degree from North Carolina State University.

Directors

The following table sets forth certain information concerning our non-employee directors as of February 10, 2012:

Name	Age	Board Committees
Haywood Cochrane	63	Audit; Compensation, Corporate Governance and Nominating
Steve Gorlin	74	Compensation and Corporate Governance and Nominating
Gail F. Lieberman	68	Audit and Compensation
John C. Thomas, Jr.	58	Audit and Corporate Governance and Nominating

Haywood Cochrane has served as a member of our board of directors since February 2008. Mr. Cochrane served as Vice Chairman and a director of I-Trax, Inc., a publicly traded, total population health management and productivity company (AMEX: DMX), from 2004 to 2008, when it was acquired by Walgreens. He joined I-Trax when I-Trax acquired CHD Meridian Healthcare where he served as Chairman and Chief Executive Officer from 1997 to 2004. Mr. Cochrane has over 20 years of healthcare experience in executive and senior management positions, including Senior Vice President and Chief Operating Officer of Roche Biomedical Laboratories, President and Chief Executive Officer of Allied Clinical Laboratories and Executive Vice President and Chief Financial Officer of Laboratory Corporation of America. Mr. Cochrane earned an A.B. degree in Political Science from the University of North Carolina at Chapel Hill where he was a Morehead Scholar.

Mr. Cochrane brings to our board extensive executive and senior management experience in the healthcare industry and is an “audit committee financial expert” as such term is defined under applicable SEC rules. He is further qualified for service on our board because of his relevant business expertise and leadership experience acquired through his experience serving as Vice Chairman and Chairman of the boards of directors of other healthcare-related companies.

Steve Gorlin has served as a member of our board of Directors since December 2011. Mr. Gorlin was a founder of the Company and previously served as a director. Mr. Gorlin currently serves as chairman and CEO of DemeRx, Inc., chairman of NTC China, Inc., and vice chairman of MiMedx, Inc. (OTCBB:MDXG). Mr. Gorlin formerly served as a founder and director of Hycor Biomedical, Inc. (which was acquired by Agilent), Theragencis Corporation (NYSE: TGX), CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (NYSE: MRX), EntreMed, Inc. (NASDAQ: ENMD), Medivation, Inc. (NASDAQ: MDVN), and MRI Interventions, Inc. (formerly Surgivision, Inc.). From 1998 to 2003, Mr. Gorlin served on the Business Advisory Council to The Johns Hopkins School of Medicine and currently sits on the board of The Johns Hopkins Alliance for Science and Technology Development, The Johns Hopkins BioMedical Engineering Advisory Board, and on the board of the Andrews Institute.

Mr. Gorlin brings to our board of directors a vital understanding and appreciation of the Company’s business and history acquired through his service with the Company as well as significant knowledge of and experience in the pharmaceutical and medical industries. Mr. Gorlin has extensive business, managerial, executive and leadership experience that further qualify him to serve as a member of the board and a valuable understanding of the role played by the board of directors acquired through service on the boards of many companies.

Gail F. Lieberman has served as a member of our board of directors since April 2009. She is a member of the audit committee and chairs the compensation committee. Ms. Lieberman currently serves as a director and a member of the audit and compensation committee of ICTS International N.V., a security services company (OTC BB: ICTSF), and is a member of the South Central CT Regional Water Authority Board. Ms. Lieberman is the founder and Managing Partner of Rudder Capital, LLC, which provides financial and strategic advisory services for middle-market companies including advisory and strategic consulting. She has been a chief financial officer for several Fortune 500 companies, including Thomson Corporation’s Financial & Professional Publishing division, Moody’s Investor Service (D&B) and Scali, McCabe, Sloves (Ogilvy Group). Ms. Lieberman previously served as a director for three public companies in the healthcare and aerospace sectors: I-Trax Inc., a total population health management and productivity company (which was acquired by Walgreens); TriPath Imaging Inc. (which was acquired by Becton, Dickinson and Company); and Breeze-Eastern Corporation (AMEX: BZC). In addition, she sits on several advisory boards and non-profit boards including NY Report. Ms. Lieberman holds a BA in Mathematics and Physics and an MBA in Finance from Temple University.

Ms. Lieberman has a significant understanding of the role played by the board of directors which was acquired through her service on the boards of several companies, including public companies in the healthcare sector. She provides the board with financial expertise acquired through experience as a chief financial officer and as the founder and managing partner of a financial and strategic advisory consulting firm. Ms. Lieberman’s educational background in Math, Physics and Business Administration also provides our board with a unique and valuable perspective.

John C. Thomas, Jr. has served as a member of our board of directors since February 2012. Mr. Thomas previously served as our chief financial officer from 2002 through 2009. Mr. Thomas has served as Chief Financial Officer of Cormatrix Cardiovascular, Inc., a medical device company, since 2001 and as Chief Financial Officer of Motion Reality, Inc., a motion capture and simulation company, since 1991. Mr. Thomas previously served as acting Chief Financial Officer for DemeRx, Inc. from March 2010 through December 2011, as Chief Financial Officer for MRI Interventions, Inc. (formerly Surgivision, Inc.), a medical device company, from 1998 through 2010, and as Chief Financial Officer for MiMedx Group, Inc., a publicly traded biomedical products company (OTCBB:MDXG), from 2007 through 2008. Mr. Thomas has also served as Chief Financial Officer of several other companies including GMP Companies, Inc., EntreMed, Inc., Medicis Pharmaceutical Corporation, Biopool International, Inc. and CytRx Corporation. Mr. Thomas is a Certified Public Accountant and a trustee and chairman of the Finance Committee of The Walker School, a private Pre-K through 12 grade school. He graduated from the University of Virginia, McIntyre School of Commerce with a business degree, concentration in accounting.

Mr. Thomas brings financial and development stage company expertise to our board of directors acquired through his education and his experience as a Chief Financial Officer of numerous companies.

Audit Committee

The board of directors has an Audit Committee whose current members are Haywood Cochrane (Chairman), John C. Thomas, Jr. and Gail Lieberman. The primary purpose of the Audit Committee is to act on behalf of the board of directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The board of directors has determined that Mr. Cochrane is an “audit committee financial expert” as that term is defined under Regulation S-K, Item 407(d)(5)(ii).

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2011, all filing requirements were timely satisfied except that Ms. Rosar filed a late Form 4 with respect to restricted stock grant and Mr. Cochrane, Dr. Drutz, and Ms. Lieberman each filed a Form 5 with respect to a stock option grant that was not reported on Form 4.

Code of Ethics and Conduct

Our board of directors adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees. The Code of Ethics is available in print to any shareholder that requests a copy. Copies may be obtained by contacting Investor Relations at our corporate headquarters. Our Code of Ethics is also available in the Investor Relations section of our website at http://www.darabiosciences.com. We intend to make any disclosures regarding amendments to, or waivers from, the Code of Ethics required under Form 8-K by posting such information on our website.

Item 11.  Executive Compensation.

Executive Officer Compensation

The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officer during 2011 and our most highly compensated executive officer other than the individuals who served as our Principal Executive Officer during 2011 (collectively, the “named executive officers”):

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard A. Franco, Sr., R.Ph.	2011	312,917	-	171,500	-	-	484,417
Former Chairman, Chief	2010	160,417	150,000	-	460,000	-	770,417
Executive Officer and President
David J. Drutz, MD	2011	12,500	-	-	491,250	85,006 (3)	588,756
Chief Executive Officer
and President
Ann A. Rosar	2011	135,743	2,500	13,720	-	-	151,963
Chief Accounting Officer	2010	124,000	2,500	-	19,500	-	146,000

(1)	The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 10 to our audited, consolidated financial statements included elsewhere herein.

(2)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 10 to our audited, consolidated financial statements included elsewhere herein.

(3)	This amount reflects the compensation Dr. Drutz received as compensation for his service as a non-employee member of the board of directors prior to his appointment as our president and chief executive officer and includes cash fees of $49,356 and an option grant with a grant date fair value computed in accordance with FASB ASC Topic 718 of $35,650.

In 2011, Dr. Drutz, as Chief Executive Officer and President, was granted an option award covering 375,000 shares which vested immediately. In 2011 Mr. Franco, former Chief Executive Officer and President and Ms. Rosar were granted restricted stock awards covering 50,000 shares and 4,000 shares, respectively. In 2010, Mr. Franco, former Chief Executive Officer and President, and Ms. Rosar were granted option awards covering 62,500 shares and 3,125 shares, respectively.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
David J. Drutz	1,875	-	7.20	03/23/20	-	-
	5,000	-	3.03	04/01/21
	-	10,000 (2)	2.05	09/15/21
	375,000	-	1.31	12/27/21
Ann A. Rosar	3,223	-	41.92	11/26/17	4,000	4,960
	1,612	-	22.40	09/09/18
	1,564	1,561 (3)	6.24	05/12/20
Richard A. Franco, Sr.	12,500	-	4.00	03/16/12	-	-
	46,875	-	7.36	03/16/12

(1)	The amounts set forth in this column were calculated by multiplying the closing market price of our common stock on December 31, 2011 ($1.24) by the number of shares held on such date.

(2)	Reflects the unvested portion of an option grant which will fully vest September 15, 2012.

(3)	Reflects the unvested portion of an option grant which will vest in two in equal annual installments beginning May 12, 2012.

Compensation of Directors

The following table sets forth information concerning the compensation earned by the individuals serving as non-employee directors during 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Haywood D. Cochrane, Jr.	52,875	114,250	167,125
Gail F. Lieberman	50,750	114,250	165,000
Steve Gorlin	3,396	491,250	494,646

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Note 10 to our audited, consolidated financial statements included elsewhere herein.

(2)	The table below sets forth the aggregate number of stock options held by each non-employee director as of December 31, 2011.

Name	Aggregate Option Awards (#)
Haywood D. Cochrane, Jr.	76,875
Gail F. Lieberman	80,000
Steve Gorlin	375,000

While Dr. Drutz did serve as a non-employee director during most of 2011, he was serving as our President and Chief Executive Officer as of December 31, 2011. All compensation that Dr. Drutz received for his service as a director in 2011 is included in the 2011 Summary Compensation Table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership Table

The following table sets forth, as of February 13, 2012, certain information concerning beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each of our directors, (2) each of our executive officers, (3) all directors and executive officers as a group and (4) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Except as otherwise indicated, the address for each person is to the care of DARA BioSciences, Inc., 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock	Shares Subject to Options and Warrants (1)		Total	Percentage of Class
Executive Officers
David J. Drutz	3,073	381,875		384,948	5.2%

Christopher Clement	215,661	-		215,661	3.1%

Ann A. Rosar	8,688	6,398		15,086	*

Richard A. Franco, Sr.	196,334	108,125		304,459	4.3%

Directors
Haywood D. Cochrane, Jr.	3,073	66,875		69,948	*

Steve Gorlin	-	375,000		375,000	5.1%

Gail F. Lieberman	208	69,219	(2)	69,427	*

John C. Thomas, Jr.	10,000	31,755		41,755	*

Directors and Executive Officers as a group (7 persons)	240,703	921,122		1,161,825	14.6%

*	Less than one percent.

(1)	Represents shares subject to options and warrants which are exercisable within 60 days and underlying shares of Series A Convertible Preferred Stock convertible within 60 days.

(2)	Represents options held for the benefit of Rudder Capital, LLC.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation plans approved by security holders	1,028,848	$3.05	86,421

Equity Compensation plans not approved by security holders	-	-	-
Total	1,028,848	$3.05	86,421

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The following members of our board of directors are “independent” as such term is defined in the listing standards of The Nasdaq Stock Market and the applicable rules of the SEC: Haywood D. Cochrane, Steve Gorlin, Gail Lieberman and John C. Thomas, Jr.

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by Ernst & Young LLP during those periods.

The aggregate fees billed for professional services by Ernst & Young LLP in 2011 and 2010 for these various services were:

	2011	2010
Audit fees (1)	$201,000	$338,564
Audit-related fees (2)	2,000	1,995
Tax fees (3)	43,000	41,730
All other fees	-	-

Total	$246,000	$382,289

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and also includes fees billed for consents, comfort letters and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees consist of assurance and related services relating to financial accounting and reporting standards not classified as audit fees.

(3)	Tax fees principally included review of and consultation regarding the Company’s federal and state tax returns and tax planning.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page 31.

(a)(2)	Financial Statement Schedules:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2012.

DARA BIOSCIENCES, INC.

By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D., President and
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

Signature	Title	Date

/s/ David J. Drutz, M.D. David J. Drutz, M.D.	President and Chief Executive Officer (Principal Executive Officer and Director)	February 17, 2012

/s/ Ann A. Rosar Ann A. Rosar	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2012

/s/ Christopher Clement Christopher Clement	Chief Operating Officer and Director	February 17, 2012

/s/ Haywood Cochrane Haywood Cochrane	Director	February 17, 2012

/s/ Steve Gorlin Steve Gorlin	Director	February 17, 2012

/s/ Gail Lieberman Gail Lieberman	Director	February 17, 2012

/s/ John C. Thomas, Jr. John C. Thomas, Jr.	Director	February 17, 2012

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

3.2	Certificate of Amendment to Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on January 18, 2012

3.5	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

4.1	Specimen stock certificate for common stock	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

4.2	Form of Warrant for Point Therapeutics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

4.3	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003

4.4	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003

4.5	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2004

4.6	Form of Investor Securities Purchase Agreement dated as of March 24, 2004	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2004

4.7	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

4.8	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 21, 2008

4.9	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on June 16, 2009

4.10	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

Exhibit No.	Description	Incorporated by Reference to
4.11	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on September 18, 2009

4.12	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on October 15, 2009

4.13	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

4.14	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

4.15	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

4.16	Form of Indenture	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on March 25, 2011

4.17	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on January 18, 2012

10.1	Amended and Restated License Agreement dated January 12, 1999 by and between Point Therapeutics, Inc. and Tufts University**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.2	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.3	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.4	Lease Agreement dated November 30, 2007, by and between DARA BioSciences, Inc. and The Prudential Insurance Company of America (“Prudential”) (assigned from Prudential to Highwoods DLF Forum, LLC in 2008)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.5	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Incentive Stock Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.6	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Non-Qualified Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.7	Form of Restricted Stock Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

10.8	Form of Restricted Stock Unit Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008

Exhibit No.	Description	Incorporated by Reference to
10.9	License Agreement dated May 3, 2004, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.10	Exclusive License Agreement effective July 1, 2004, by and between Kirin Brewery Company, Limited and DARA Therapeutics, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.11	Exclusive License Agreement effective December 22, 2006, by and between Nuada, LLC and DARA BioSciences, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.12	Exclusive License Agreement dated October 8, 2007, by and between Bayer Pharmaceuticals Corporation and DARA BioSciences, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

10.13	Stock Purchase and Loan Agreement dated January 30, 2009, by and between DARA BioSciences, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

10.14	Secured Promissory Note dated January 30, 2009, by and between DARA BioSciences, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

10.15	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on June 16, 2009

10.16	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

10.17	Placement Agent Agreement, dated August 21, 2009, by and between DARA BioSciences, Inc. and Moody Capital Solutions, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on September 14, 2009

10.18	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on September 18, 2009

10.19	Material Transfer Agreement, dated March 24, 2008, by and between DARA BioSciences, Inc. and America Stem Cell, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 13, 2009

10.20	Addendum and First Amendment to Material Transfer Agreement, dated October 9, 2009, by and between DARA BioSciences, Inc. and America Stem Cell, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 13, 2009

10.21	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on October 15, 2009

10.22	Stock Purchase Agreement, dated December 31, 2009, by and between DARA Pharmaceuticals, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

10.23	Securities Purchase Agreement, dated February 26, 2010, by and between DARA Pharmaceuticals, Inc. and certain accredited investors	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

Exhibit No.	Description	Incorporated by Reference to
10.24	First Amendment to License Agreement dated July 7, 2009 by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on May 17, 2010

10.25	Agreement between DARA Therapeutics, Inc., a Subsidiary of DARA BioSciences, Inc., and the Division of Cancer Prevention, National Cancer Institute for the Clinical Development of KRN5500 dated April 26, 2010	Incorporated by reference to the Company’s Report on Form 8-K filed on April 30, 2010

10.26	Change in Control Agreement dated October 6, 2010, by and between DARA BioSciences, Inc. and Ann Rosar *

10.27	Securities Purchase Agreement dated October 24, 2010, by and between DARA BioSciences, Inc. and the purchasers identified therein	Incorporated by reference to the Company’s Report on Form 8-K filed on October 26, 2010

10.28	Placement Agent Agreement dated October 22, 2010, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co., Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on October 26, 2010

10.29	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

10.30	Placement Agent Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

10.31	Employment Agreement, dated January 17, 2012, by and between DARA BioSciences, Inc. and David J. Drutz *	Incorporated by reference to the Company’s Report on Form 8-K filed on January 17, 2012

10.32	Employment Agreement, dated January 17, 2012, by and between DARA BioSciences, Inc. and Christopher Clement *	Incorporated by reference to the Company’s Report on Form 8-K filed on January 17, 2012

10.33	Agreement and Plan of Merger, dated January 17, 2012, by and among DARA BioSciences, Inc., Oncogenerix, Inc. and certain other parties thereto	Incorporated by reference to the Company’s Report on Form 8-K filed on January 17, 2012

10.34	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on January 18, 2012

10.35	Placement Agent Agreement, dated January 17, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalman & Co., Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on January 18, 2012

21	Subsidiaries of DARA BioSciences, Inc.

Exhibit No.	Description	Incorporated by Reference to
23	Consent of Ernst & Young LLP

24	Power of Attorney	Included on signature page

31.1	Certification of David J. Drutz, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 17, 2012

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 17, 2012

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 17, 2012

101	Interactive Data Files

      *     Management Contract or Compensatory Plan or Arrangement.

      **   Confidential Treatment requested for certain portions of this Agreement.