Form 10-Q
period 2012-03-31
DARA BioSciences, Inc.
filed 2012-05-14
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
_______________________

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_______________________

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

The number of shares outstanding of the Registrant’s common stock as of May 11, 2012 was approximately 10,102,973.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,378,373	$1,179,157
Prepaid expenses and other assets, current portion	439,294	283,709
Total current assets	1,817,667	1,462,866
Furniture, fixtures and equipment, net	44,057	42,455
Restricted cash	38,559	38,554
Prepaid expenses and other assets, net of current portion	60,666	77,999
Prepaid license fee, net	189,898	100,000
Deferred stock issuance	47,420	–
Intangible assets, net	3,237,693	–
Investments	160,387	130,468
Total assets	$5,596,347	$1,852,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,176,494	$640,817
Accrued liabilities	532,684	140,673
Accrued compensation	13,838	71,193
Capital lease obligation, current portion	15,916	15,312
Total current liabilities	1,738,932	867,995

Deferred lease obligation	8,106	9,099
Capital lease obligation, net of current portion	11,884	16,100
Total liabilities	1,758,922	893,194
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized,
828 shares issued and outstanding at March 31, 2012,
828 issued and outstanding as of December 31, 2011.	8	8
Preferred stock, Series B1, $0.01 par value, 1,000,000 shares authorized,
350 shares issued and outstanding at March 31, 2012,
0 shares issued and outstanding as of December 31, 2011.	4	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
7,698,973 shares issued and outstanding at March 31, 2012,
5,600,804 issued and outstanding as of December 31, 2011.	76,990	56,008
Additional paid-in capital	45,739,589	40,834,972
Deficit accumulated during the development stage	(41,700,424)	(39,716,548)
Total stockholders’equity before noncontrolling interest	4,116,167	1,174,440
Noncontrolling interest	(278,742)	(215,292)
Total stockholders' equity	3,837,425	959,148
Total liabilities and stockholders’ equity	$5,596,347	$1,852,342

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Period from June 22, 2002 (inception) through
	2012	2011	March 31, 2012

Operating expenses:
Sales and marketing	$75,266	$–	$75,266
Research and development	315,836	396,392	25,550,337
General and administrative	1,656,214	922,651	28,382,333
Total operating expenses	2,047,316	1,319,043	54,007,936

Loss from operations	(2,047,316)	(1,319,043)	(54,007,936)

Other income (expense):
Gain on distribution of nonmonetary asset	–	–	4,760,953
Gain on sale of marketable securities and nonmonetary assets	–	–	6,780,147
Other income (expense), net	–	–	605,462
Interest income (expense), net	(10)	(103)	839,583
Total other income, net	(10)	(103)	12,986,145
Loss before undistributed loss in equity method
investments and net loss attributable to noncontrolling interests	(2,047,326)	(1,319,146)	(41,021,791)
Undistributed loss in equity method investments	–	–	(2,374,422)
Net loss before benefit from income taxes	(2,047,326)	(1,319,146)	(43,396,213)
Income tax benefit	–	–	194,445
Net loss	(2,047,326)	(1,319,146)	(43,201,768)
Other comprehensive income	–	–	–
Total comprehensive income	(2,047,326)	(1,319,146)	(43,201,768)

Loss attributable to noncontrolling interest	63,450	70,497	1,720,691

Loss attributable to controlling interest	$(1,983,876)	$(1,248,649)	$(41,481,077)

Basic and diluted net loss per common share attributable to controlling interest	$(0.29)	$(0.26)

Shares used in computing basic and diluted net loss percommon share attributable to controlling interest	6,804,994	4,721,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through
	2012	2011	March 31, 2012
Operating activities
Net loss	$(2,047,326)	$(1,319,146)	$(43,201,768)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	169,228	35,828	869,750
Forgiveness of stock subscription receivable	–	–	242,500
Recognition of expense related to nonmonetary asset	–	–	1,035,589
Loss from equity investment	–	–	2,374,422
Accretion of debt discount	–	–	406,359
Share-based compensation	77,151	199,979	6,896,422
Expense of warrants issued with convertible notes	–	–	4,860
Expense of warrants issued to placement agent	–	–	230,920
Loss on disposal of capital assets	–	–	21,440
Gain on extinguishment of capital lease obligation	–	–	(12,240)
Loss on disposal of furniture, fixtures and equipment, net	–	–	36,065
Sale of investment as payment of interest expense	–	–	36,712
Distribution of investment for compensation	–	–	100,000
Gain on distribution of nonmonetary asset	–	–	(4,760,953)
Gain on sale of marketable securities and nonmonetary assets	–	–	(6,780,147)
Deferred lease obligation	(993)	23	8,107
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(262,702)	(67,579)	(743,773)
Accounts payable	477,707	(150,350)	788,524
Accrued liabilities	183,256	(227,307)	(338,890)
Other liability	–	4,000	(237,548)
Net cash used in operating activities	(1,403,679)	(1,524,552)	(43,023,649)

Investing activities
Purchases of furniture, fixtures and equipment	(6,220)	–	(206,132)
Proceeds from sale of furniture, fixtures and equipment	–	–	5,716
Issuance of notes receivable	–	–	(1,400,000)
Proceeds from sale of marketable securities	–	–	1,951,211
Payments on notes receivable	–	–	711,045
Cash received in the Point merger	–	–	771,671
Cash received in the Oncogenerix merger	10,631	–	10,631
Purchase of investments in affiliates	(29,919)	–	(2,501,319)
Proceeds from sale of investments in affiliates	–	–	4,405,692
Net cash (used in) provided by investing activities	(25,508)	–	3,748,515

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended March 31,		Period From June 22, 2002 (inception) through
	2012	2011	March 31, 2012
Financing activities
Proceeds from issuance of notes payable	$–	$–	$605,000
Principal payments on notes payable	–	–	(255,000)
Payments on capital lease	(3,612)	(3,134)	(44,266)
Establishment of other financing	137,711	98,219	392,555
Repayments on other financing	(18,771)	(17,611)	(265,241)
Proceeds from exercise of options and warrants	–	562,500	1,041,855
Proceeds from issuance of preferred stock, common stock,
and warrants, net of issuance costs	1,513,080	–	39,217,163
Establishment of restricted cash	(5)	–	(38,559)
Net cash provided by financing activities	1,628,403	639,974	40,653,507

Net increase in cash and cash equivalents	199,216	(884,578)	1,378,373

Cash and cash equivalents at beginning of period	1,179,157	5,478,414	–
Cash and cash equivalents at end of period	$1,378,373	$4,593,836	$1,378,373

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$–	$–	$91,676
Advances to stockholders for stock issued	–	–	1,040
Payable accrued for stock issuance	–	–	350,000
Note issued for stock issuance	–	–	150,000
Note issued for prepaid license fee	–	–	1,000,000
Note received for stock issuance	–	–	(242,500)
Stock received for consideration of outstanding loans	–	–	(427,280)
Forgiveness of stock subscription receivable	–	–	242,500
Intangible purchase thorugh financing	3,287,952	–	3,287,952
Stock issued for Oncogenerix merger	(3,367,201)	–	(3,367,201)
Shares issued to employees and non-employee directors	47,467	62,207	727,143
Shares issued to third party for services	29,684	98,363	586,383
Exchange of investment for cancellation of note payable	–	–	36,712
Exchange of investment for cancellation of accrued interest	–	–	500,000
Conversion of note into equity of subsidiary	–	–	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company focused on the development and commercialization of oncology treatment and supportive care pharmaceutical products.  Through the acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired its first commercial, FDA-approved proprietary product, Soltamox® (oral liquid tamoxifen). The Company also has an exclusive distribution agreement with Uman Pharma Inc. to commercialize gemcitabine in the U.S.  Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers.  The Company has a marketing agreement with Innocutis Holdings, LLC Company pursuant to which it will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace. Bionect® is an FDA-510(k) cleared  product indicated for the management of irritation of the skin as well as first and second degree burns. Additionally, the Company continues to have an internal clinical development program focused on its drug candidate KRN5500 and is pursuing out-license opportunities for our DB959 program. The Company was incorporated on June 22, 2002.

The Company’s business is subject to significant risks consistent with specialty pharmaceutical and biotechnology companies that develop/distribute products for human therapeutic use. These risks include, but are not limited to, potential product liability, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval and competition with other biotechnology and pharmaceutical companies.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., Point Therapeutics Massachusetts, Inc., and Oncogenerix, Inc (which are each wholly owned by the Company), and DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company). The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Sales and Marketing Costs

As of March 31, 2012, sales and marketing costs consist of salaries and benefits to sales and marketing personnel.  The Company plans to hire additional people during the next six months to sell its Soltamox® and Bionect® products.  Sales and marketing costs will consist of salaries, commissions, and benefits to sales and marketing personnel, marketing programs, allowances to customers, advertising, distribution and shipping costs.

Amortization

Amortization is accounted for using ASC 350,  Intangibles – Goodwill and Other.  Amortization reflects the period over which the asset will contribute both directly and indirectly to the expected future cash flows of the Company.  An acquired patent is amortized over the life of the patent.

Share-Based Compensation Valuation and Expense

Share-based compensation is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award on the date of grant. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 6 for further information.

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

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded for the three months ended March 31, 2012 and 2011 calculation of diluted net loss per share as their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011, 60,000 options and no options, respectively, and no warrants and 2,001,334 warrants, respectively, and have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

In accordance with the guidance of FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), the Company adopted the requirement to separately report its comprehensive income.  Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity. These changes became effective for the Company in the first quarter of 2012 and are reflected in the consolidated statement of comprehensive operations. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

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

On February 22, 2012 the Company purchased a 10% Senior Unsecured Convertible Note from a certain investor of MRI. The note purchased by DARA converted into shares of MRI common stock on February 27, 2012, upon the effectiveness of MRI’s Form 10 registration statement filed with the SEC.  The principal amount of the note of $25,000 and accrued interest through February 27, 2012 of $4,918 converted into 29,919 shares of common stock, based on a conversion price of $1.00 per share.

As of March 31, 2012 the investment of 433,233 shares was carried at cost of $160,387. Upon acceptance of its application to publish a quote of MRI Invterventions’ common stock, the investment will be reclassified as an investment available-for-sale.

Cardiovascular Solutions, Inc.

Cardiovascular Solutions, formerly known as Medeikon Corporation, a privately-held company has had little activity since  2007. The Company’s share of Cardiovascular Solutions loss for the year ended December 31, 2006 exceeded its basis. The loss of a minority interest is limited to the extent of equity capital. The carrying value at March 31, 2012 and December 31, 2011 of the investment in Cardiovascular Solutions was $0. The Company has decided to discontinue interest in this company, which is consistent with our new focus in oncology and supportive-care products and commercial-stage investments.

4.  Merger

On January 17, 2012, the Company merged with Oncogenerix, Inc, as a result of which Oncogenerix became a wholly-owned subsidiary of DARA.  Oncogenerix is a specialty bio-pharmaceutical company which is focused on the identification, development and commercialization of branded and generic oncological bio-pharmaceutical products. The Directors of DARA believed the acquisition of Oncogenerix and the rights to Soltamox® leveraged DARA's existing cancer drug development program and provided DARA with the possibility of generating revenue in 2012, as well as establishing a platform whereby other cancer and cancer-support products may be accessed in the future through pending Oncogenerix licensing efforts. As part of its strategy, the Company has also targeted generic injectable cytotoxics, where products are losing patent protection. Generic cytotoxics, cancer-support products and other product licensing opportunities, along with DARA's existing proprietary development pipeline, will be the basis of the Company's long-term product portfolio.

The Merger was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with ASC 805, Business Combinations. DARA agreed to acquire Oncogenerix, for approximately $3,287,952 in stock payable at closing and additional shares of stock in the future if certain contingent milestones are achieved (the “transaction price”). 1,114,560 restricted shares of common stock (equal to 19.9 percent of DARA’s common stock outstanding) were issued to the Oncogenerix stockholders as of the closing date of January 17, 2012. 167,184 of these shares were deposited into an escrow account and held for offset against possible indemnification claims against the sellers.  Up to an additional 1,114,560 shares could be issued over a period of up to 60 months following the closing date (‘contingent merger consideration shares”). The issuance of the contingent merger consideration shares was based on the achievement of certain financial milestones related to sales or market capitalization or upon a change of control during the contingent earn out period.  In accordance with the provisions of ASC 805, all identifiable intangible assets were identified and analyzed to determine their fair values.  The only such asset identified was the contract to license the Soltamox® product. The fair value of all consideration transferred was recognized at the acquisition date. Assets of cash and a security deposit in the amount of $11,182 were offset by liabilities of $90,431.  Following is the allocation of the purchase price of Oncogenerix based on fair values:

Cash	$10,632
Other assets	550
Soltamox license	3,367,201
Accounts payable	(57,970)
Accrued liabilities	(32,461)
Total purchase price	$3,287,952

5.  Stockholders’ Equity

As a result of the Merger on January 17, 2012, 1,114,560 shares of DARA common stock were issued to former Oncogenerix stockholders. In addition to the initial shares the Oncogenerix stockholders will, subject to the approval of at least a majority of the outstanding shares of the issued and outstanding shares of DARA common stock, be entitled to receive up to an additional 1,114,560 shares of DARA common stock based upon the combined company's achievement of certain revenue or market capitalization milestones during the 60 months following the Closing Date.

On January 17, 2012, the Company entered into a Securities Purchase Agreement with an institutional investor in connection with a registered direct offering by the Company of 1,700 shares of the Company's Series B convertible preferred stock (which are convertible into a total of 1,238,616 shares of common stock) and warrants to purchase 619,308 shares of the Company's common stock, for gross proceeds of $1.7 million. The closing of the sale of these securities took place on January 20, 2012 for net proceeds of $1.5 million.

Shares of Series B preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $1.3725 per share. The warrants represent the right to acquire shares of common stock at an exercise price of $1.31 per share and will expire on January 20, 2017.  During the quarter ended March 31, 2012, 1,350 Series B Preferred shares were converted into 983,610 shares of common stock.

In January 2011, two investors who participated in the December 2010 Series A convertible preferred stock and warrant investment round exercised 225,000 warrants at $2.50 per warrant.  During the quarter ended March 31, 2011, 900 Series A Preferred shares were converted into 360,000 shares of common stock.

6.  Share-based Compensation

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

The fair value of options granted to employees and non-employee directors for the three months ended March 31, 2012 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended March 31, 2012
Expected dividend yield	-%
Expected volatility	98%
Weighted-average expected life (in years)	5.6
Risk free interest rate	1.16%
Forfeiture rate	10%

The Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended March 31
	2012	2011
Research and development	$1,704	$5,574
Sales and marketing	14,222	-
General and administrative	31,541	32,854
Total stock-based compensation to
employees and non-employee directors	$47,467	$38,428

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which vested on the one year anniversary of the grant date. The Company recognized $49,054 and $6,766 stock-based compensation expense in general and administrative and research and development, respectively, during the three months ended March 31, 2011. There was no stock-based compensation expense for employees during the three months ended March 31, 2012.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vested one year from the date of issue, January 4, 2011.  On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vested on January 4, 2011. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of $6,388 for the three months ended March 31, 2011. There was no stock-based compensation expense for non-employee members of the board during the three months ended March 31, 2012.

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

The Company recognized no share-based compensation and $98,363 share-based compensation related to issuance of shares of restricted stock to non-employee (i.e. consultants) in exchange for services during the three months ended March 31, 2012 and 2011, respectively.  The Company recognized $29,684 share-based compensation and no share-based compensation related to issuance of 150,000 warrants at an exercise price $1.50 to non-employee (i.e. consultants) in exchange for services during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, non-employee (i.e. consultants) option expense was $0 and $732 for general and administrative, respectively.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 1.9 years was $75,425 at March 31, 2012 and over an estimated weighted-average amortization period of 1.75 years was $192,058 at March 31, 2011.

A summary of activity under the Company’s stock option plans for the three months ended March 31, 2012 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2011	86,421	1,028,848	$3.05
2008 Stock Plan increase	292,950	-	-
Options granted	(70,000)	70,000	1.41
Options forfeited	43,750	(43,750)	6.40
Balance at March 31, 2012	353,121	1,055,098	$2.80

7.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

8.  Income Taxes

The Company did not record any current tax expense in the three months ended March 31, 2012 and 2011. The Company is not subject to examination for tax periods prior to 2007 in state jurisdictions.

9.  Subsequent Events

On April 16, 2012, the Company completed the closing of a public offering of 10,250 units consisting of 10,250 shares of the Company's Series B-2 convertible preferred stock (which are convertible into a total of 10,250,000 shares of the Company's common stock), warrants to purchase 5,125,000 shares of the Company's common stock at an exercise price of $1.00 and warrants to purchase a total of 5,125,000 shares of the Company's common stock at an exercise price of $1.25. The Company received net proceeds from the offering of approximately $9.2 million.

As a result of the offering, the Company achieved stockholders' equity in excess of the minimum stockholders' equity requirement of $2.5 million for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1).

On November 17, 2011, the Company received notice from the NASDAQ Listing Qualifications Staff (the "Staff") indicating that the Company did not satisfy the minimum stockholders' equity requirement and that its securities were therefore subject to delisting. The Company appealed the Staff's determination and appeared before the NASDAQ Listing Qualifications Panel in January 2012. The Panel ultimately granted the Company an extension through April 18, 2012 to evidence compliance with the stockholders' equity requirement. On April 20, 2012 the Company received confirmation from NASDAQ that it had met the requirements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, the potential stockholder dilution that may result from future capital raising efforts, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, any revenue we generate will come from a small group of commercialized products, our ability to successfully develop and outlicense our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners and third-party manufacturers, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, potential risks related to healthcare fraud and abuse laws, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC.  We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as  result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.  Except as required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a North Carolina-based specialty pharmaceutical company focused on the development and commercialization of oncology treatment and supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox® (oral liquid tamoxifen).  Soltamox® has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of breast cancer.  We also have an exclusive distribution agreement with Uman Pharma Inc. to commercialize gemcitabine in the U.S.  Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers.  In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  Bionect® has been 510(k) cleared by the FDA for the management of irritation of the skin as well as first and second degree burns. Additionally, we continue to have an internal clinical development program focused on our drug candidate KRN5500 for the treatment of neuropathic pain in cancer patients and are pursuing out-license opportunities for DB959 for the treatment of metabolic diseases including type 2 diabetes.

In our sales and marketing efforts we will employ a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations.

In our internal development program, we contract with and manage outsource partners to complete the necessary development work.  This permits us to avoid incurring the cost of buying or building laboratories, manufacturing facilities or clinical research operation sites and allows us to control our annual expenses and to optimize our resources.

In order to successfully achieve these goals, having sufficient liquidity is important since we do not currently have a recurring sales or revenue stream to provide such working capital. We have not generated any revenue from operations to date.  We have liquidated or distributed to our stockholders some of our investments made in other companies.  Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities.  From inception through March 31, 2012, we have received net proceeds from the sale of marketable securities assets in the amount of $1,951,211, $4,405,692 in net proceeds from sale of investments in affiliates and we have raised $39,217,163 from issuance of preferred and common stock, net of issuance costs.

We expect to continue to incur operating losses in the near-term.  Our results may vary depending on many factors, including the success of our building a successful sales and marketing organization, our ability to properly anticipate customer needs and obtain timely regulatory approvals, as well as the clinical results of our KRN5500 program and the progress of licensing activities of our other drug compounds with pharmaceutical partners.

Product Commercialization and Development

While in the past we had a broad range of drug development programs, currently our primary focus is on the development and commercialization of the following types of oncology treatment and supportive care pharmaceutical products:

•	Soltamox®, an FDA-approved liquid formulation of tamoxifen and other liquid formulation products;

•	Gemcitabine and other generic sterile injectable cytotoxic products; and

•	Cancer support therapeutics, including Bionect®, an FDA 510(k) cleared product for the management of irritation of the skin as well as first and second degree burns.

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

Soltamox®

Soltamox® (oral liquid tamoxifen), our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer.  Soltamox® will be the only liquid formulation of tamoxifen available for sale in the United States.  As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd., a U.K. based manufacturer, for rights to market Soltamox® in the United States.  Currently, Soltamox® is marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd.  Soltamox® is the subject of a U.S. issued patent which expires in June 2018.  We expect to begin actively marketing and selling Soltamox® in the U.S. in the second half of 2012.

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

Cancer support therapeutics

We are also focusing on the development and commercialization of cancer support therapeutics.

Bionect®

On March 23, 2012 we entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which we will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  Bionect® has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns. Bionect® is currently being promoted and sold by Innocutis in the dermatology market.  The Company will be compensated by Innocutis for each unit sold in this market.  We expect to begin actively marketing and selling Bionect® in the U.S. in the second quarter of 2012.

Internal Drug Candidates

DARA had two internal drug candidates in clinical development prior to the acquisition of Oncogenerix in January 2012.

•	KRN5500, a cancer support product for the treatment of neuropathic pain in cancer patients; and

•	DP959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of neuropathic pain in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with end-stage cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We are working with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement the portfolio of oncology treatment and supportive care pharmaceuticals we are seeking to build, we are considering further internal Phase 2 development to a potential ex-US partnering point, while retaining the US market opportunity.

We incurred $24,228 in development costs associated with the development of KRN5500 during the three month period ended March 31, 2012, and we have incurred costs of $4,797,443 from inception to date.

DB959

DB959 comes from a family of PPAR alpha/delta/gamma agonists licensed from Bayer Pharmaceuticals Corporation. DB959 is a first-in-class, small molecule, non-TZD PPAR delta/gamma agonist for the treatment of diabetes and hyperlipidemia. The drug activates genes involved in the metabolism of sugars and fats, thereby improving the body’s ability to regulate both aspects of diabetes. DB959 has successfully completed Phase 1 trials, in which it demonstrated a good safety profile even when dosed at approximately 10 times the anticipated human dose. In addition, the drug has a pharmacokinetic profile supporting once-a-day oral dosing. Our review of non-clinical studies in models predictive of human disease indicates that DB959 provides glucose control and increases (good) HDL cholesterol better than rosiglitazone (Avandia) with less weight gain. DB959 is targeted for out-licensing to partners more able to sustain the prolonged time-lines and significant costs involved in diabetes drug development.

We incurred $76,169 in development costs associated with DB959 during the three month period ended March 31, 2012, and we have incurred costs of $7,522,847 from inception to date.

Pre-clinical Drug Candidate Programs Available for Out-license Opportunities

We also have families of patents covering additional PPAR agonists and DPPIV inhibitors, with potential applications in the areas of diabetes, metabolic and inflammatory disease. We are currently evaluating partnering and other opportunities to maximize the potential commercial value of these assets.

DB900 comprises a series of compounds which are PPAR gamma/alpha/delta agonists.  We did not incur costs during the three month period ended March 31, 2012 for the development of DB900 series compounds; we have incurred costs of $129,272 from inception to date.

DB160 is a dipeptidylpeptidase (DPPIV)  inhibitor for the treatment of type 2 diabetes.  We incurred $4,874 of patent costs for the development of DB160 during the three month period ended March 31, 2012, and we have incurred costs of $2,379,711from inception to date.

The DB200 program has been on hold since 2009 due to internal capital constraints.  Since 2009, the only expenditure has been to maintain intellectual property support for the series of compounds which served as early leads.  We have decided to discontinue further expenditure in the DB200 program, due to its early stage of research and the low likelihood of success.  Doing so is consistent with our new focus in oncology and supportive-care products and commercial-stage investments.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $47,467 and $100,636 for the three months ended March 31, 2012 and 2011, respectively. The Company recognized share-based compensation expense for awards to consultants for services totaling $29,684 and $99,095 for the three months ended March 31, 2012 and 2011, respectively.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The company incurred sales and marketing expense of $75,266 as a result of its merger with Oncogenerix. Prior to the merger the company had no sales and marketing.

Research and development expenses decreased $80,556 from $396,392 for the three months ended March 31, 2011 to $315,836 for the corresponding 2012 period, as a result of the Company’s decision to focus on the KRN5500 program and to pursue out-license opportunities for the DB959 program, which resulted in decreasing development costs for DB959.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs.  In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $733,563 from $922,651 for the three months ended March 31, 2011 to $1,656,214 for the corresponding 2012 period, primarily as a result of  expenses associated with our capital raise activities, additional compensation expense, and non-cash amortization expense of the Soltamox® license.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other (expense) income was minimal for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Overview

From inception through March 31, 2012, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $39,217,163 in net proceeds, and (2) the sale of securities we held in subsidiary companies and marketable securities, through which we raised $6,356,903.

At March 31, 2012, our principal sources of liquidity were our cash and cash equivalents which totaled $1,378,373. As of March 31, 2012, we had net working capital of $78,735.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, and general and administrative expenses.

Subsequent to March 31, 2012, on April 16, 2012, we completed the closing of a public offering of $10,250,000 of units consisting of shares of Series B-2 convertible preferred stock and warrants to purchase shares of common stock.

Cash Flows

During the three months ended March 31, 2012, cash used in our operating activities was $1,403,679.  Cash used in operating activities was primarily due to the operating loss offset in part by non-cash stock-based compensation of $77,151 and depreciation and amortization of $169,228.  Prepaid expenses decreased by $262,702 for the three months ended March 31, 2012, as a result of decreases in prepaid insurance coverage and funds held in patent trust fund. Accounts payable increased by $477,707 and accrued liabilities increased by $183,256.

We received $10,631 in cash from the Merger and we purchased a 10% Senior Unsecured Convertible Note from MRI Interventions, Inc. which converted into 29,919 shares of MRI Interventions common stock during the three months ended March 31, 2012.

We generated $1,513,080 of net cash from the registered direct offering of Series B convertible preferred stock and warrants. We established $137,711 in other financing offset by payments of $18,771 on capital lease and other financing agreements during the three months ended March 31, 2012.

Financial Condition

We believe we have sufficient working capital to continue our operations through the first six months of 2013.  However, we expect to require additional investment capital to pursue our business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts as well the level of costs we incur in building our portfolio of products and creating a sales organization and on our research and development programs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Vice President Finance, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Vice President Finance have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 9, 2012, we had no outstanding material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2012.

DARA BIOSCIENCES, INC.

Date: May 14, 2012	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Ann A. Rosar
Ann A. Rosar
Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

3.2	Certificate of Amendment to Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on January 18, 2012

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	Current Report on Form 8-K filed on January 18, 2012

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock	Current Report on Form 8-K filed on April 9, 2012

3.7	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.1	Merger Agreement, dated January 17, 2012, by and between DARA BioSciences, Inc., Oncogenerix, Inc., the stockholders of Oncogenerix, and certain other parties thereto	Current Report on Form 8-K filed on January 17, 2012

10.2	Employment Agreement, dated January 17, 2012, by and between DARA BioSciences, Inc. and Christopher Clement	Current Report on Form 8-K filed on January 17, 2012

10.3	Employment Agreement, dated January 17, 2012, by and between DARA BioSciences, Inc. and David Drutz	Current Report on Form 8-K filed on January 17, 2012

10.4	Form of Securities Purchase Agreement dated January 17, 2012	Current Report on Form 8-K filed on January 18, 2012

10.5	Placement Agent Agreement, dated January 17, 2012 by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co. Inc.	Current Report on Form 8-K filed on January 18, 2012

31.1	Certification of David J. Drutz, M.D.. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012

31.2	Certification of Ann A. Rosar pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2012