Form 10-Q
period 2012-06-30
DARA BioSciences, Inc.
filed 2012-08-14
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission file number 000-23776

DARA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
_______________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s common stock as of August 10, 2012 was approximately 11,926,885.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8,349,244	$1,179,157
Investment-available-for-sale, at fair value	996,436	–
Accounts receivable	101,448	–
Prepaid expenses and other assets, current portion	245,815	283,709
Total current assets	9,692,943	1,462,866

Furniture, fixtures and equipment, net	49,498	42,455
Restricted cash	38,564	38,554
Prepaid expenses and other assets, net of current portion	43,333	77,999
Prepaid license fee, net	152,245	100,000
Intangible assets, net	3,108,185	–
Investments	–	130,468
Total assets	$13,084,768	$1,852,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$537,223	$640,817
Accrued liabilities	335,219	140,673
Accrued compensation	–	71,193
Capital lease obligation, current portion	14,479	15,312
Total current liabilities	886,921	867,995

Deferred lease obligation	13,622	9,099
Capital lease obligation, net of current portion	9,570	16,100
Total liabilities	910,113	893,194

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized,
828 shares issued and outstanding at June 30, 2012,
828 issued and outstanding as of December 31, 2011.	8	8
Preferred stock, Series B1, $0.01 par value, 1,000,000 shares authorized,
350 shares issued and outstanding at June 30, 2012,
0 shares issued and outstanding as of December 31, 2011.	4	–
Preferred stock, Series B2, $0.01 par value, 1,250,000 shares authorized,
6,485 shares issued and outstanding at June 30, 2012,
0 shares issued and outstanding as of December 31, 2011.	65	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
11,686,885 shares issued and outstanding at June 30, 2012,
5,600,804 issued and outstanding as of December 31, 2011.	116,869	56,008
Accumulated other comprehensive income, net of taxes	513,334	–
Additional paid-in capital	55,096,574	40,834,972
Deficit accumulated during the development stage	(43,172,945)	(39,716,548)

Total stockholders’equity before noncontrolling interest	12,553,909	1,174,440
Noncontrolling interest	(379,254)	(215,292)

Total stockholders' equity	12,174,655	959,148

Total liabilities and stockholders’ equity	$13,084,768	$1,852,342

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 22, 2002 (inception) through June 30,
	2012	2011	2012	2011	2012
Operating expenses:
Sales and marketing	$333,026	$-	$408,292	$-	$408,292
Research and development	546,215	994,458	862,051	1,390,850	26,096,552
General and administrative	1,019,564	669,314	2,675,778	1,591,965	29,401,897
Total operating expenses	1,898,805	1,663,772	3,946,121	2,982,815	55,906,741
Loss from operations	(1,898,805)	(1,663,772)	(3,946,121)	(2,982,815)	(55,906,741)

Other income:
Gain on distribution of nonmonetary asset	-	-	-	-	4,760,953
Gain on sale of marketable securities	-	-	-	-	6,780,147
Other income	-	-	-	-	605,462
Interest income, net	3,057	2,200	3,047	2,097	842,640
Other income (expense)	3,057	2,200	3,047	2,097	12,989,202

Loss before undistributed loss in equity method investments	(1,895,748)	(1,661,572)	(3,943,074)	(2,980,718)	(42,917,539)
Undistributed loss in equity method investments	-	-	-	-	(2,374,422)
Net loss before benefit from income taxes	(1,895,748)	(1,661,572)	(3,943,074)	(2,980,718)	(45,291,961)
Income tax benefit	322,715	-	322,715	-	517,160
Consolidated net loss	(1,573,033)	(1,661,572)	(3,620,359)	(2,980,718)	(44,774,801)
Loss attributable to noncontrolling interest	100,512	90,803	163,962	161,300	1,821,203
Loss attributable to controlling interest	$(1,472,521)	(1,570,769)	$(3,456,397)	(2,819,418)	$(42,953,598)
Basic and diluted net loss per common share attributable to controlling interest	$(0.14)	$(0.31)	$(0.41)	$(0.57)
Shares used in computing basic and diluted net loss per common share	10,159,163	5,100,114	8,482,078	4,912,076

Other Comprehensive Income:
Net loss attributable to controlling interest	(1,472,521)	-	(3,456,397)	-	(42,953,598)
Net change in unrealized gain on investments available-for-sale	836,049	-	836,049	-	836,049
Less: applicable income taxes	(322,715)	-	(322,715)	-	(322,715)
Total other comprehensive income	$(959,187)	$-	$(2,943,063)	$-	$(42,440,264)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			June 22,
			2002
			(inception)
	Six months ended		through
	June 30,		June 30,
	2012	2011	2012
Operating activities
Consolidated net loss	$(3,620,359)	$(2,980,718)	$(44,774,801)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	341,692	70,733	1,042,214
Income tax benefit	(322,715)	–	(322,715)
Forgiveness of stock subscription receivable	–	–	242,500
Recognition of expense related to nonmonetary asset	–	–	1,035,589
Loss from equity investment	–	–	2,374,422
Accretion of debt discount	–	–	406,359
Share-based compensation	290,611	310,037	7,109,882
Expense of warrants issued with convertible notes	–	–	4,860
Expense of warrants issued to placement agent	–	–	230,920
Loss on disposal of capital assets	–	–	21,440
Gain on extinguishment of capital lease obligation	–	–	(12,240)
Loss on disposal of furniture, fixtures and equipment	–	–	36,065
Sale of investment as payment for interest expense	–	–	36,712
Distribution of investment for compensation	–	–	100,000
Gain on distribution of nonmonetary asset	–	–	(4,760,953)
Gain on sale of marketable securities	–	–	(6,780,147)
Deferred lease obligation	4,523	(970)	13,623
Changes in operating assets and liabilities, net of effect of acquistions:
Accounts receivable	(101,448)	–	(101,448)
Prepaid license fee and other prepaid expenses	(51,890)	(2,425)	(532,961)
Accounts payable	(161,564)	119,820	149,253
Accrued liabilities	16,639	(221,173)	(505,507)
Other liability	–	4,000	(237,548)
Net cash used in operating activities	(3,604,511)	(2,700,696)	(45,224,481)

Investing activities
Purchases of furniture, fixtures, and equipment	(16,964)	–	(216,876)
Proceeds from sale of furniture, fixtures, and equipment	–	–	5,716
Issuance of notes receivable	–	–	(1,400,000)
Proceeds from sale of marketable securities	–	–	1,951,211
Payments on notes receivable	–	–	711,045
Cash received in the Point merger	–	–	771,671
Cash received in the Oncogenerix merger	10,632	–	10,632
Purchases of investments in affiliates	(29,919)	–	(2,501,319)
Proceeds from sale of investments	–	–	4,405,692
Net cash (used in) provided by investing activities	(36,251)	–	3,737,772

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			Period From
			June 22,
			2002
			(inception)
	Six months ended		through
	June 30,		June 30,
	2012	2011	2012

Financing activities
Proceeds from issuance of notes payable	–	–	605,000
Principal payments on notes payable	–	–	(255,000)
Repayments of capital lease obligation	(7,362)	(6,376)	(48,016)
Establishment of other financing	137,711	98,219	392,555
Repayments on other financing	(63,458)	(58,064)	(309,928)
Proceeds from exercise of options and warrants	–	562,500	1,041,855
Proceeds from issuance of preferred stock, common stock
and warrants, net of issuance costs	10,743,968	–	48,448,051
Change in restricted cash	(10)	12,860	(38,564)
Net cash provided by financing activities	10,810,849	609,139	49,835,953

Net (decrease) increase in cash and cash equivalents	7,170,087	(2,091,557)	8,349,244

Cash and cash equivalents at beginning of period	1,179,157	5,478,414	–
Cash and cash equivalents at end of period	$8,349,244	$3,386,857	$8,349,244

Supplemental disclosure of non-cash financing activity
Equipment purchased through financing	$–	$-	$91,676
Advances to stockholders for stock issued	–	–	1,040
Payable accrued for stock issuance	–	–	350,000
Note issued for stock issuance	–	–	150,000
Note issued for prepaid license fee	–	–	1,000,000
Note received for stock issuance	–	–	(242,500)
Stock received for consideration of outstanding loans	–	–	(427,280)
Forgiveness of stock subscription receivable	–	–	242,500
Shares issued to employees & non-employee directors	147,001	118,647	826,677
Shares issued to third party for services	74,210	98,363	630,909
Exchange of investment for cancellation of accrued interest	–	–	36,712
Exchange of investment for cancellation of note payable	–	–	500,000
Conversion of note into equity of subsidiary	–	–	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2012

	Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income, net of taxes	Stockholders’ Equity (Deficit) Before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	828	$8	–	$–	–	$–	5,600,804	$56,008	$40,834,972	$(39,716,548)	$-	$1,174,440	$(215,292)	$959,148

Share-based compensation	–	–	–	–	–	–	–	–	216,401	–	–	216,401	–	216,401
Issuance of common stock Oncogenerix merger	–	–	–	–	–	–	1,337,471	13,375	3,274,577	–	–	3,287,952	–	3,287,952
Warrants issued	–	–	–	–	–	–	–	–	74,210	–	–	74,210	–	74,210
Issuance of B-1 preferred stock, net of issuance costs of $139,500	–	–	1,700	17	–	–	–	–	1,194,184	–	–	1,194,201	–	1,194,201
Issuance of B-1 warrants @ $1.3725	–	–	–	–	–	–	–	-	366,299	–	–	366,299	–	366,299
Issuance of B-2 preferred stock, net of issuance costs of $1,066,532	–	–	–	–	10,250	103	–	-	5,151,694	–	–	5,151,797	–	5,151,797
Issuance of B-2 warrants @ $1.00	–	–	–	–	–	–	–	-	2,046,473	–	–	2,046,473	–	2,046,473
Issuance of B-2 warrants @ $1.25	–	–	–	–	–	–	–	-	1,985,198	–	–	1,985,198	–	1,985,198
Conversion of preferred stock to common stock	–	–	(1,350)	(13)	(3,750)	(38)	4,748,610	47,486	(47,434)	–	–	1	–	1

Net loss	–	–	–	–	–	–	–	–	–	(3,456,397)	–	(3,456,397)	(163,962)	(3,620,359)
Net change in unrealized gain on investments available-for-sale, net of taxes	–	–	–	–	–	–	–	–	–	–	513,334	513,334	–	513,334

Balance at June 30, 2012	828	$8	350	$4	6,500	$65	11,686,885	$116,869	$55,096,574	$(43,172,945)	$513,334	$12,553,909	$(379,254)	$12,174,655

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company focused on the development and commercialization of oncology treatment and supportive care pharmaceutical products.  Through the acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired its first commercial, FDA-approved proprietary product license, Soltamox® (oral liquid tamoxifen). The Company also has an exclusive distribution agreement with Uman Pharma Inc. to commercialize gemcitabine in the U.S.  Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers.  The Company has a marketing agreement with Innocutis Holdings, LLC Company pursuant to which it will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace. Bionect® is an FDA-510(k) cleared  product indicated for the management of irritation of the skin as well as first and second degree burns. Additionally, the Company continues to have an internal clinical development program focused on its drug candidate KRN5500 and is pursuing out-licensing opportunities for its DB959 program, as well as other in-licensing opportunities. The Company was incorporated on June 22, 2002.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In accordance with FASB ASC 320, the Company reassesses the appropriateness of the classification of its investment as of the end of each reporting period. Beginning with the three month period ended June 30, 2012, the Company’s marketable securities have been classified as available-for-sale, and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Fair Value Measures

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

In determining fair value, the Company utilizes techniques to optimize the use of observable inputs, when available, and minimize the use of unobservable inputs to the extent possible. As such, the Company has utilized Level 1 for the valuation of its available-for-sale investment.

The Company’s investments include investments in privately-held companies. Pursuant to FASB ASC 323, Investments – Equity Method and Joint Ventures, the Company accounts for these investments either at historical cost, or if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. The Company reviews all investments for indicators of impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. In making impairment determinations for investments in privately-held companies, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Research and Development Costs

The Company expenses research and development costs as incurred.  Research and development costs include personnel and personnel related costs, costs associated with clinical trials, including amounts paid to contract research organizations and clinical investigators, clinical material manufacturing costs, process development and clinical supply costs, research costs and other consulting and professional services.

Sales and Marketing Costs

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, marketing programs, certain promotional allowances to customers, advertising, distribution and shipping costs.

Amortization

Amortization is accounted for using FASB ASC 350,  Intangibles – Goodwill and Other.  Amortization reflects the period over which the asset will contribute both directly and indirectly to the expected future cash flows of the Company.  An acquired patent is amortized over the life of the patent.

Share-Based Compensation Valuation and Expense

Share-based compensation for stock and stock-based awards issued to employees and non-employee directors, is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation, and, is recorded as a  compensation charge based on the fair value of the award on the date of grant. Share based compensation for stock and stock-based awards issued to non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments is accounted for using the fair value method prescribed by FASB ASC 505-50, Equity-Based Payment to Non-Employees, and is recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 6 for further information.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  At June 30, 2012 and December 31, 2011 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents. For the six month periods ended June 30, 2012 and 2011, there have been no common stock equivalents from options, warrants or convertible preferred stock included in the calculation of diluted net loss per common share as their effect is anti-dilutive.  For the six month period ended June 30, 2011, there were 1,695,000 in-the-money warrants.  There were no other in-the-money options or warrants during either period.

Recently Issued Accounting Pronouncements

In accordance with the guidance of FASB issued in Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), the Company adopted the requirement to separately report its comprehensive income.  Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity. These changes became effective for the Company in the first quarter of 2012 and are reflected in the consolidated statement of operations and comprehensive income/loss. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial statements.

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

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc. MRI Interventions became a publicly traded company on May 18, 2012.  Prior to May 18, 2012, the Company carried the investment at cost totaling $160,387 and classified it as a long-term investment.

MRI Interventions, Inc. is developing “real-time” devices to be used with Functional MRI Technology. MRI Interventions is targeting clinical solutions in areas such as MRI-guided deep brain stimulation and cardiac ablation to treat atrial fibrillation. In 2010, MRI Interventions received 510(k) clearance from the Food and Drug Administration (FDA) to market their ClearPoint system in the United States for general neurological interventional procedures.

On February 22, 2012 the Company purchased a 10% Senior Unsecured Convertible Note from a certain investor of MRI. The note purchased by DARA converted into shares of MRI common stock on February 27, 2012, upon the effectiveness of MRI’s Form 10 registration statement filed with the SEC.  The principal amount of the note of $25,000 and accrued interest through February 27, 2012 of $4,919 converted into 29,919 shares of common stock, based on a conversion price of $1.00 per share.

As of June 30, 2012, the fair value of the Company’s investment in MRI was $996,436. Unrealized holding gains, net of tax, on available-for-sale securities were $513,334 for the period ending June 30, 2012.  There was no unrealized gain or loss for the period ending June 30, 2011.

4. Fair Value

Assets measured at fair value on a recurring basis consisted of the following instrument as of June 30, 2012:

		Quoted Prices in Active Markets for Indentical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Investment in MRI Internventions, Inc.	$996,436	$996,436	$-	$-

Total	$996,436	$996,436	$-	$-

5.  Merger

On January 17, 2012, the Company merged with Oncogenerix, Inc, as a result of which Oncogenerix became a wholly-owned subsidiary of DARA.  Oncogenerix is a specialty pharmaceutical company which is focused on the identification, development and commercialization of branded and generic oncology pharmaceutical products. The Directors of DARA believed the acquisition of Oncogenerix and the rights to Soltamox® leveraged DARA's existing cancer drug development program and provided DARA with the possibility of generating near term revenue, as well as establishing a commercial platform whereby other cancer and cancer-support products may be accessed in the future through pending Oncogenerix licensing efforts. As part of its strategy, the Company has also targeted generic injectable cytotoxics, where products are losing patent protection. Generic cytotoxics, cancer-support products and other product licensing opportunities, along with DARA's existing proprietary development pipeline, will be the basis of the Company's long-term product portfolio.

The Merger was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations. DARA agreed to acquire Oncogenerix for approximately $3,287,952 in stock payable at closing and additional shares of stock in the future if certain contingent milestones are achieved (the “transaction price”). 1,114,559 restricted shares of common stock (equal to 19.9 percent of DARA’s common stock outstanding) were issued to the Oncogenerix stockholders as of the closing date of January 17, 2012. 167,184 of these shares were deposited into an escrow account and held for offset against possible indemnification claims against the sellers.  Up to an additional 1,114,560 shares could be issued over a period of up to 60 months following the closing date (‘contingent merger consideration shares”). The issuance of the contingent merger consideration shares was based on the achievement of certain financial milestones related to sales or market capitalization or upon a change of control during the contingent earn out period. On May 15, 2012 the Company’s Board of Directors determined the Company had achieved one of the specified milestones and 222,912 of these shares were issued.

In accordance with the provisions of FASB ASC 805, the purchase price allocation for the acquisition as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of the Soltamox intangible asset, evaluation of other intangible assets acquired, income taxes, and residual goodwill.  We expect to continue to obtain information to assist us in determining the fair value of net assets acquired at the acquisition date during the measurement period. The following is the allocation of the purchase price:

Cash	$10,632
Other assets	550
Soltamox license	3,367,201
Accounts payable	(57,970)
Accrued liabilities	(32,461)
Total purchase price	$3,287,952

The Company is amortizing the Soltamox license over the estimated useful life of seventy-eight months on a straight line basis, beginning with January 2012.

6.  Stockholders’ Equity

On April 6, 2012, the Company entered into a Securities Purchase Agreement with certain investors in connection with a registered public offering by the Company of 10,250 shares of the Company's Series B-2 convertible preferred stock (which are convertible into a total of 10,250,000 shares of common stock) and warrants to purchase up to 5,125,000 shares of the Company's common stock at an exercise price of $1.00 per share and warrants to purchase up to 5,125,000 shares of the Company's common stock at an exercise price of $1.25  per share, for gross proceeds of approximately $10.3 million. The closing of the sale of these securities took place on April 12, 2012 for net proceeds of approximately $9.2 million.

Shares of Series B-2 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $1.00 per share. The Series B-2 warrants represent the right to acquire shares of common stock at an exercise price of $1.00 per share and $1.25 per share and will expire on April 12, 2017.  During the six month period ended June 30, 2012, 3,765 Series B-2 Preferred shares were converted into 3,765,000 shares of common stock.

In the event that the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable conversion price, then the conversion price upon each such issuance shall be reduced to that lower price at which shares have been issued or sold.  Certain common stock issuances at less than the then applicable conversion price require the approval of the holders of at least 67% of the then outstanding Series B-2 warrants.

Management evaluated the terms and conditions of the embedded conversion features based on the guidance of FASB ASC 815 to determine if there was an embedded derivative requiring bifurcation. Management concluded that the embedded conversion feature of the preferred stock was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Management determined that there were no beneficial conversion features for the Series B-2 convertible preferred stock because the effective conversion price was equal to or higher than the fair value at the date of issuance.

As a result of the Merger on January 17, 2012, 1,114,559 shares of DARA common stock were issued to former Oncogenerix stockholders. In addition to the initial shares the Oncogenerix stockholders will, subject to the approval of at least a majority of the issued and outstanding shares of DARA common stock, be entitled to receive up to an additional 1,114,560 shares of DARA common stock based upon the combined company's achievement of certain revenue or market capitalization milestones during the 60 months following the Closing Date.  On May 15, 2012, 222,912 of these contingent shares were issued.

On January 17, 2012, the Company entered into a Securities Purchase Agreement with an institutional investor in connection with a registered direct offering by the Company of 1,700 shares of the Company's Series B-1 convertible preferred stock (which are convertible into a total of 1,238,616 shares of common stock) and warrants to purchase 619,308 shares of the Company's common stock, for gross proceeds of $1.7 million. The closing of the sale of these securities took place on January 20, 2012 for net proceeds of approximately $1.5 million.

Shares of Series B-1 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $1.3725 per share. The B-1 warrants represent the right to acquire shares of common stock at an exercise price of $1.31 per share and will expire on January 20, 2017.  During the three and six month periods ended June 30, 2012, no and 1,350 Series B-1 Preferred shares were converted into 983,610 shares of common stock.

In January 2011, two investors who participated in the December 2010 Series A convertible preferred stock or warrant investment round exercised 225,000 warrants at $2.50 per warrant. No Series A convertible preferred stock and warrants were converted for the three and six month periods ended June 30, 2012. For the three and six month periods ended June 30, 2011, 870 Series A Preferred shares were converted into 348,000 shares of common stock and 1,770 Series A Preferred shares were converted into 708,000 shares of common stock, respectively.

7.  Share-based Compensation

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

There were 475,000 and 535,000 options granted to employees during the three and six month periods ended June 30, 2012, respectively.  There were no options granted to employees during the three and six month periods ended June 30, 2011.  There were 50,000 options granted to each of the four non-employee directors during the three month period and 210,000 options granted to the non-employee directors during the six month period ended June 30, 2012. There were 5,000 options granted to each of the three non-employee directors during the three and six month periods ended June 30, 2011. The fair value of options granted to employees and non-employee directors for the six month period ended June 30, 2012 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended June 30, 2012
Expected dividend yield	-%
Expected volatility	113%
Weighted-average expected life (in years)	5.8
Risk free interest rate	0.98%
Forfeiture rate	10%

The Company’s consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$11,475	$5,638	$13,179	$11,212
Sales and marketing	55,178	-	69,400	-
General and administration	102,281	47,216	133,822	80,070
Total stock-based compensation to employees
and non-employee directors	$168,934	$52,854	$216,401	$91,282

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which vested on the one year anniversary of the grant date. The Company recognized $49,598 and $6,841 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended June 30, 2011. The Company recognized $98,652 and $13,607 shared-based compensation expense in general and administrative and research and development, respectively, during the six month period ended June 30, 2011. There was no restricted share-based compensation expense for employees during the three and six month periods ended June 30, 2012.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vested one year from the date of issue, January 4, 2011.  On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vested on January 4, 2011. As of June 30, 2011 all restricted stock issued to non-employee members of the board are vested. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of none and $6,388 for the three and six month periods ended June 30, 2011. There was no share-based compensation expense for non-employee members of the board for the three and six month periods ended June 30, 2012.

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

There was no share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three and six month periods ended June 30, 2012.  The Company recognized $98,613 share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three and six month periods ended June 30, 2011.  The Company recognized $44,526 and $74,210 share-based compensation related to issuance of 150,000 warrants at an exercise price $1.50 to non-employees (i.e. consultants) in exchange for services during the three and six month periods ended June 30, 2012,  respectively and no expense during the same periods in 2011. The Company recognized no share-based compensation expense related to issuance of stock options to non-employees (i.e. consultants) in exchange for services in general and administrative expense for the three and six month periods ended June 30, 2012 and expense of $763 and $1,495 for the three and six month periods ended June 30, 2011, respectively.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 3.3 years was $375,254 at June 30, 2012 and over an estimated weighted-average amortization period of 1.13 years was $166,552 at June 30, 2011.

A summary of activity under the Company’s stock option plans for the three months ended June 30, 2012 is as follows:

		Options Outstanding
			Weighted
	Shares	Number of	Average
	Available	Shares	Exercise
	for Grant	Outstanding	Price
Balance at December 31, 2011	86,421	1,028,848	$3.05
2008 Stock Plan increase	292,950	-	-
Options granted	(70,000)	70,000	1.41
Options forfeited	43,750	(43,750)	6.40
Balance at March 31, 2012	353,121	1,055,098	2.80
2008 Stock Plan increase	586,879	-	-
Options granted	(675,000)	675,000	1.00
Balance at June 30, 2012	265,000	1,730,098	$2.10

8.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Management was aware of no such material matters as of the date of these financial statements.

9. Income Taxes

As of June 30, 2012, the Company has losses from continuing operation and other comprehensive income related to its available for sale securities.  The Company has allocated income tax (benefit) to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized an income tax benefit in continuing operations of $322,715.  The income tax benefit is offset by the income tax expense recognized in other comprehensive income.   The Company did not record any current tax expense in the three and six month periods ended 2011. The Company is not subject to examination for tax periods prior to 2007 in state and federal jurisdictions.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. If these changes have occurred, the ultimate realization of the net operating loss and R&D credit carryforwards could be permanently impaired.

10. Subsequent Events

The Company has no material subsequent event to the Company’s Form 10-Q for the quarter ended June 30, 2012 requiring disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, the potential stockholder dilution that may result from the reset provisions of the Series B-2 preferred stock and from future capital raising efforts, restrictive covenants in agreements from prior financing transactions may restrict or prohibit our ability to raise additional capital on terms favorable to the Company and its current stockholders, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to timely commercialize and generate revenues or profits from Bionect®, Soltamox® or other products given that DARA only recently hired its initial sales force, our ability to successfully integrate Oncogenerix, any revenue we generate will come from a small group of commercialized products, our ability to successfully develop and out-license our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners and third-party manufacturers, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, potential risks related to healthcare fraud and abuse laws, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC.  We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as  result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.  Except as required by law, we undertake no obligation to update any forward-looking statements.

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

In order to successfully achieve our goals, having sufficient liquidity is important since we do not currently have a recurring sales or revenue stream to provide such working capital. We have not generated any revenue from operations to date.  We have liquidated or distributed to our stockholders some of our investments made in other companies.  Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities.  From inception through June 30, 2012, we have received net proceeds from the sale of marketable securities assets in the amount of $1,951,211, $4,405,692 in net proceeds from sale of investments in affiliates and we have raised $48,448,051 from issuance of preferred stock, common stock, and warrants, net of issuance costs.

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

Product Commercialization and Development

While in the past we had a broad range of drug development programs, currently our primary focus is on the development and commercialization of the following types of oncology treatment and supportive care pharmaceutical products:

●	Soltamox®, an FDA-approved liquid formulation of tamoxifen and other liquid formulation products;

●	Gemcitabine and other generic sterile injectable cytotoxic products; and

●	Cancer support therapeutics, including Bionect®, an FDA 510(k) cleared product for the management of irritation of the skin as well as first and second degree burns.

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

Bionect®

On March 23, 2012, we entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which we will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  Bionect® has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns. Bionect® is currently being promoted and sold by Innocutis in the dermatology market.   The Company will be compensated by Innocutis for each unit sold in the oncology and radiation oncology market.  The Company began marketing and selling Bionect® in the U.S. in the second quarter of 2012 and expects revenues resulting from sales of Bionect® in the second half of 2012.

Internal Drug Candidates

DARA had two internal drug candidates in clinical development prior to the acquisition of Oncogenerix in January 2012.

●	KRN5500, a cancer support product for the treatment of neuropathic pain in cancer patients; and

●	DB959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of neuropathic pain in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with end-stage cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We are working with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals we are considering further internal Phase 2 development to a potential ex-US partnering point, while retaining the US market opportunity.

We incurred $133,457 and $157,685 in development costs associated with the development of KRN5500 during the three and six month periods ended June 30, 2012, respectively and we have incurred third party costs of $4,930,900 from inception to date.

DB959

DB959 comes from a family of PPAR alpha/delta/gamma agonists licensed from Bayer Pharmaceuticals Corporation. DB959 is a first-in-class, small molecule, non-TZD PPAR delta/gamma agonist for the treatment of diabetes and hyperlipidemia. The drug activates genes involved in the metabolism of sugars and fats, thereby improving the body’s ability to regulate both aspects of diabetes. DB959 has successfully completed Phase 1 trials, in which it demonstrated a good safety profile even when dosed at approximately 10 times the anticipated human dose. In addition, the drug has a pharmacokinetic profile which appears to support once-a-day oral dosing. Our review of non-clinical studies in models predictive of human disease indicates that DB959 provides glucose control and increases (good) HDL cholesterol better than rosiglitazone (Avandia) with less weight gain. DB959 is targeted for out-licensing to partners more able to sustain the prolonged time-lines and significant costs involved in diabetes drug development.

We incurred $25,081 and $101,250 in development costs associated with DB959 during the three and six month periods ended June 30, 2012, respectively and we have incurred costs of $7,547,928 from inception to date.

Pre-clinical Drug Candidate Programs Available for Out-license Opportunities

We also have families of patents covering additional PPAR agonists and DPPIV inhibitors, with potential applications in the areas of diabetes, metabolic and inflammatory disease. We are currently evaluating partnering and other opportunities to maximize the potential commercial value of these assets.

DB900 comprises a series of compounds which are PPAR gamma/alpha/delta agonists.  We did not incur costs during the three and six month periods ended June 30, 2012, for the development of DB900 series compounds; we have incurred costs of $129,272 from inception to date.

DB160 is a dipeptidylpeptidase (DPPIV)  inhibitor for the treatment of type 2 diabetes.  We incurred $6,006 and $10,880 of patent costs for the development of DB160 during the three and six month periods ended June 30, 2012, respectively, and we have incurred costs of $2,385,717 from inception to date.

The DB200 program has been on hold since 2009 due to internal capital constraints.  Since 2009, the only expenditure has been to maintain intellectual property support for the series of compounds which served as early leads.  We have decided to discontinue further expenditure in the DB200 program, due to its early stage of research and the low likelihood of success.  Discontinuing DB200 is consistent with our new focus in oncology and supportive-care products and commercial-stage investments.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $168,934 and $109,293 for the three month period ended June 30, 2012 and 2011, respectively, and $216,401 and $209,929 for the six month period ended June 30, 2012 and 2011, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $44,526 and $763 for the three month period ended June 30, 2012 and 2011, respectively, and $74,210 and $99,858 for the six month period ended June 30, 2012 and 2011, respectively.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The Company incurred sales and marketing expense of $333,026 in the three months ended June 30, 2012 as a result of its merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect® and to prepare for the launch of Soltamox® in the second half of the year. As of June 30, 2012 sales and marketing costs consist of salaries, and benefits to sales and marketing personnel, marketing programs, and distribution costs.  Prior to the merger the Company had no commercial activities.

Research and development expenses decreased $448,243 from $994,458 for the three months ended June 30, 2011  to $546,215 for the corresponding 2012 period, as a result of the Company’s decision to focus on the KRN5500 program and to pursue out-license opportunities for the DB959 program, which resulted in decreasing development costs for DB959.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions.  In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $350,250 from $669,314 for the three months ended June 30, 2011 to $1,019,564 for the corresponding 2012 period, primarily as a result of expenses associated with our increase in investor relations activities, additional compensation expense, and non-cash amortization expense of the Soltamox® license of $129,508, Bayer license of $30,000 and Uman license of $7,653 for the three month period ended June 30, 2012 and non-cash depreciation of $9,921 .

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other (expense) income was minimal for the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The Company incurred sales and marketing expense of $408,292 as a result of its merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect and to prepare for the launch of Soltamox in the second half of the year. Prior to the merger the company had no commercial activities.

Research and development expenses decreased $528,799 from $1,390,850 for the six months ended June 30, 2011 to $862,051 for the corresponding 2012 period, as a result of the Company’s decision to focus on the KRN5500 program and to pursue out-license opportunities for the DB959 program, which resulted in decreasing development costs for DB959.

General and administrative expenses increased $1,083,813 from $1,591,965 for the six months ended June 30, 2011 to $2,675,778 for the corresponding 2012 period, primarily as a result of expenses associated with our increase in investor relations activities, additional compensation expense, and non-cash amortization expense of the Soltamox® license of $259,016, Bayer license of $60,000 and Uman license of $12,755.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income (expense), net increased $950 from an income of $2,097 for the six months ended June 30, 2011 to an income of $3,047 for the corresponding 2012 period.

Liquidity and Capital Resources

Overview

From inception through June 30, 2012, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $48,448,052 in net proceeds, and (2) the sale of securities we held in subsidiary companies and marketable securities, through which we raised $6,356,903.

At June 30, 2012, our principal sources of liquidity were our cash and cash equivalents which totaled $8,349,244. As of June 30, 2012, we had net working capital of $8,806,022.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

Our cash used in operating activities for the six months ended June 30, 2012 compared to our cash used in operating activities for the six months ended June 30, 2011 increased by $903,815, primarily due to the increase in consolidated net loss of $639,641 which was driven primarily by the increases in sales and marketing expenses of $408,292 and increases in general and administrative expenses of $1,083,813 offset by a decrease in research and development expenses of $528,799, as explained above. Our net cash used in investing activities during the six months ended June 30, 2012 was $36,251 which consisted of purchases of furniture and fixtures of $16,694, as well as an investment in MRI Interventions Inc. of $29,919, offset by cash received from the Oncogenerix merger of $10,632.  There was no cash used in investing activities during the same period in 2011.

Our net cash provided by financing activities for the six months ended June 30, 2012 compared to our net cash provided by financing activities for the six months ended June 30, 2011 increased by $10,201,710 primarily due to the issuances of preferred stock which generated net proceeds of $10,743,968 while during the same period in 2011, we had only $562,500 in receipts from the exercise of options and warrants.

Financial Condition

We believe we have sufficient working capital to continue our operations through the first six months of 2013.  However, we expect to require additional investment capital to pursue our business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts the extent to which we incur additional costs in building our portfolio of products and creating a sales organization and the extent to which we pursue our research and development programs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

On May 21, 2012, we received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5550(a)(2), the Company has 180 calendar days, or until November 19, 2012, to regain compliance with the minimum $1.00 price per share requirement. To regain compliance, anytime before November 19, 2012, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. NASDAQ’s notification letter has no effect on the listing of the Company’s common stock at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 14, 2012, we had no outstanding material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

DARA BIOSCIENCES, INC.

Date: August 14, 2012	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer

Date: August 14, 2012	By:	/s/ David L. Tousley
David L. Tousley
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

10.1	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Report on Form 8-K filed on April 9, 2012

10.2	Placement Agent Agreement, dated April 6, 2012 by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on April 9, 2012
10.3	Consulting Agreement, dated June 1, 2012 by and between DARA BioSciences, Inc. and David L. Tousley, doing business as Stratium Consulting Services.

10.4	Amendment No. 1 to DARA Biosciences, Inc. 2008 Employee, Director and Consultant Stock Plan

31.1	Certification of David J. Drutz, M.D.. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August14, 2012