Form 10-Q
period 2012-09-30
DARA BioSciences, Inc.
filed 2012-11-14
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2012 was approximately 18,697,094.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8,259,476	$1,179,157
Investment-available-for-sale, at fair value	788,574	–
Accounts receivable	81,158	–
Prepaid expenses and other assets, current portion	266,027	283,709
Total current assets	9,395,235	1,462,866

Furniture, fixtures and equipment, net	43,977	42,455
Restricted cash	12,874	38,554
Prepaid expenses and other assets, net of current portion	26,000	77,999
Prepaid license fee, net	1,060,279	100,000
Intangible assets, net	2,978,678	–
Investments	–	130,468
Total assets	$13,517,043	$1,852,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$886,536	$640,817
Accrued liabilities	538,795	140,673
Accrued compensation	–	71,193
Capital lease obligation, current portion	11,888	15,312
Total current liabilities	1,437,219	867,995

Deferred lease obligation	27,244	9,099
License milestone liability, non-current	584,706	–
Capital lease obligation, net of current portion	8,265	16,100
Total liabilities	2,057,434	893,194

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized,
828 shares issued and outstanding at September 30, 2012,
828 issued and outstanding as of December 31, 2011.	8	8
Preferred stock, Series B2, $0.01 par value, 1,250,000 shares authorized,
1,350 shares issued and outstanding at September 30, 2012,
0 shares issued and outstanding as of December 31, 2011.	14	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
18,647,094 shares issued and outstanding at September 30, 2012,
5,600,804 issued and outstanding as of December 31, 2011.	186,471	56,008
Accumulated other comprehensive income, net of taxes	399,633	–
Additional paid-in capital	56,510,298	40,834,972
Deficit accumulated during the development stage	(45,156,317)	(39,716,548)

Total stockholders’equity before noncontrolling interest	11,940,107	1,174,440
Noncontrolling interest	(480,498)	(215,292)

Total stockholders' equity	11,459,609	959,148

Total liabilities and stockholders’ equity	$13,517,043	$1,852,342

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from June 22, 2002 (inception) through September 30,
	2012	2011	2012	2011	2012
Operating expenses:
Sales and marketing	$534,181	$-	$942,473	$-	$942,473
Research and development	357,780	562,214	1,219,831	1,953,064	26,454,332
General and administrative	1,233,827	707,967	3,909,605	2,299,932	30,635,724
Total operating expenses	2,125,788	1,270,181	6,071,999	4,252,996	58,032,529
Loss from operations	(2,125,788)	(1,270,181)	(6,071,999)	(4,252,996)	(58,032,529)

Other income:
Gain on distribution of nonmonetary asset	-	-	-	-	4,760,953
Gain on sale of marketable securities	110,309	-	110,309	-	6,890,456
Other income	-	-	-	-	605,462
Interest income, net	2,343	87,549	5,390	89,646	844,983
Other income (expense)	112,652	87,549	115,699	89,646	13,101,854

Loss before undistributed loss in equity method investments	(2,013,136)	(1,182,632)	(5,956,210)	(4,163,350)	(44,930,675)
Undistributed loss in equity method investments	-	-	-	-	(2,374,422)
Net loss before income taxes	(2,013,136)	(1,182,632)	(5,956,210)	(4,163,350)	(47,305,097)
Income tax (expense) benefit	(71,480)	188,486	251,235	188,486	445,680
Consolidated net loss	(2,084,616)	(994,146)	(5,704,975)	(3,974,864)	(46,859,417)
Loss attributable to noncontrolling interest	101,244	72,668	265,206	233,968	1,922,447
Loss attributable to controlling interest	$(1,983,372)	$(921,478)	$(5,439,769)	$(3,740,896)	$(44,936,970)
Basic and diluted net loss per common share attributable to controlling interest	$(0.16)	$(0.18)	$(0.55)	$(0.74)
Shares used in computing basic and diluted net loss per common share	12,707,938	5,249,147	9,900,980	5,025,668

Other Comprehensive Income (Loss):
Net loss attributable to controlling interest	(1,983,372)	-	(5,439,769)	-	(44,936,970)
Net change in unrealized gain on investments available-for-sale	(74,872)	-	761,177	-	761,177
Less: reclassification adjustments for gains included in net income	(110,309)	-	(110,309)	-	(110,309)
Less: applicable income taxes	71,480	-	(251,235)	-	(251,235)
Total Other Comprehensive Income (Loss)	$(2,097,073)	$-	$(5,040,136)	$-	$(44,537,337)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			June 22,
			2002
			(inception)
	Nine months ended		through
	September 30,		September 30,
	2012	2011	2012
Operating activities
Consolidated net loss	$(5,704,975)	$(3,974,864)	$(46,859,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,320	105,068	1,222,842
Deferred income tax benefit	(251,235)	–	(251,235)
Forgiveness of stock subscription receivable	–	–	242,500
Recognition of expense related to nonmonetary asset	–	–	1,035,589
Loss from equity investment	–	–	2,374,422
Accretion of debt discount	–	–	406,359
Share-based compensation	603,682	415,937	7,422,953
Expense of warrants issued with convertible notes	–	–	4,860
Expense of warrants issued to placement agent	–	–	230,920
Loss on disposal of capital assets	–	–	21,440
Gain on extinguishment of capital lease obligation	–	–	(12,240)
Loss on disposal of furniture, fixtures and equipment	–	–	36,065
Sale of investment as payment for interest expense	–	–	36,712
Distribution of investment for compensation	–	–	100,000
Gain on distribution of nonmonetary asset	–	–	(4,760,953)
Gain on sale of investments	(110,309)	–	(6,890,456)
Deferred lease obligation	18,145	(1,962)	27,245
Changes in operating assets and liabilities, net of effect of acquistions:
Accounts receivable	(81,158)	–	(81,158)
Prepaid expenses and other assets	70,231	54,306	(410,840)
Accounts payable	187,749	(225,905)	498,566
Accrued liabilities	121,454	(52,933)	(400,692)
Other liability	–	(271,582)	(237,548)
Net cash used in operating activities	(4,624,096)	(3,951,935)	(46,244,066)

Investing activities
Purchases of furniture, fixtures, and equipment	(16,964)	–	(216,876)
Purchases of license rights	(375,000)	–	(375,000)
Proceeds from sale of furniture, fixtures, and equipment	–	–	5,716
Issuance of notes receivable	–	–	(1,400,000)
Proceeds from sale of marketable securities	–	–	1,951,211
Payments on notes receivable	–	–	711,045
Cash received in the Point merger	–	–	771,671
Cash received in the Oncogenerix merger	10,632	–	10,632
Purchases of investments in affiliates	(29,919)	–	(2,501,319)
Proceeds from sale of investments	132,990	–	4,538,682
Net cash provided by investing activities	(278,261)	–	3,495,762

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			Period From
			June 22,
			2002
			(inception)
	Nine months ended		through
	September 30,		September 30,
	2012	2011	2012

Financing activities
Proceeds from issuance of notes payable	–	–	605,000
Principal payments on notes payable	–	–	(255,000)
Repayments of capital lease obligation	(11,259)	(9,735)	(51,913)
Establishment of other financing	164,057	114,768	418,901
Repayments on other financing	(109,971)	(98,143)	(356,441)
Proceeds from exercise of options and warrants	1,170,200	562,500	2,212,055
Proceeds from issuance of preferred stock, common stock
and warrants, net of issuance costs	10,743,969	–	48,448,052
Change in restricted cash	25,680	12,851	(12,874)
Net cash provided by financing activities	11,982,676	582,241	51,007,780

Net (decrease) increase in cash and cash equivalents	7,080,319	(3,369,694)	8,259,476

Cash and cash equivalents at beginning of period	1,179,157	5,478,414	–
Cash and cash equivalents at end of period	$8,259,476	$2,108,720	$8,259,476

Supplemental disclosure of non-cash financing and investing activities
Equipment purchased through financing	$-	$-	$91,676
License milestone liability	703,634	–	703,634
Advances to stockholders for stock issued	–	–	1,040
Payable accrued for stock issuance	–	–	350,000
Note issued for stock issuance	–	–	150,000
Note issued for prepaid license fee	–	–	1,000,000
Note received for stock issuance	–	–	(242,500)
Stock received for consideration of outstanding loans	–	–	(427,280)
Forgiveness of stock subscription receivable	–	–	242,500
Shares issued to employees & non-employee directors	–	175,707	736,737
Shares issued to third party for services	218,000	98,363	774,949
Exchange of investment for cancellation of accrued interest	–	–	36,712
Exchange of investment for cancellation of note payable	–	–	500,000
Conversion of note into equity of subsidiary	–	–	1,441,948

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2012
(Unaudited)

												Stockholders’
										Deficit	Accumulated	Equity
										Accumulated	Other	(Deficit)
	Series A		Series B-1		Series B-2				Additional	During the	Comprehensive	Before		Total
	Convertible		Convertible		Convertible				Paid-In	Development	Income, net of	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Stage	taxes	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	828	$8	–	$–	–	$–	5,600,804	$56,008	$40,834,972	$(39,716,548)	$-	$1,174,440	$(215,292)	$959,148

Share-based compensation	–	–	–	–	–	–	400,000	4,000	599,682	–	–	603,682	–	603,682
Issuance of common stock Oncogenerix merger	–	–	–	–	–	–	1,337,471	13,375	3,274,577	–	–	3,287,952	–	3,287,952
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	1,170,200	11,702	1,158,498	–	–	1,170,200	–	1,170,200
Issuance of B-1 preferred stock, net of issuance costs of $139,500	–	–	1,700	17	–	–	–	–	1,194,184	–	–	1,194,201	–	1,194,201
Issuance of B-1 warrants @ $1.3725	–	–	–	–	–	–	–	-	366,299	–	–	366,299	–	366,299
Issuance of B-2 preferred stock, net of issuance costs of $1,066,532	–	–	–	–	10,250	103	–	-	5,151,694	–	–	5,151,797	–	5,151,797
Issuance of B-2 warrants @ $1.00	–	–	–	–	–	–	–	-	2,046,473	–	–	2,046,473	–	2,046,473
Issuance of B-2 warrants @ $1.25	–	–	–	–	–	–	–	-	1,985,199	–	–	1,985,199	–	1,985,199
Conversion of preferred stock to common stock	–	–	(1,700)	(17)	(8,900)	(89)	10,138,619	101,386	(101,280)	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	(5,439,769)	–	(5,439,769)	(265,206)	(5,704,975)
Net change in unrealized gain on investments available-for-sale, net of taxes	–	–	–	–	–	–	–	–	–	–	399,633	399,633	–	399,633

Balance at September 30, 2012	828	8	–	–	1,350	14	18,647,094	186,471	56,510,298	(45,156,317)	399,633	11,940,107	(480,498)	11,459,607

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

On September 12, 2012, the Company entered into a distribution and license agreement with Helsinn Healthcare SA (“Helsinn”). Under the license agreement with Helsinn, the Company was granted an exclusive license to distribute, promote, market and sell Gelclair® for the treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair® is an FDA-cleared product indicated for the treatment of oral mucositis. The Company also has an exclusive distribution agreement with Uman Pharma Inc. to commercialize gemcitabine in the U.S.  Gemcitabine went off patent in 2011 in the U.S. and is widely prescribed as first-line therapy for ovarian, breast, lung and pancreatic cancers.  The Company has a marketing agreement with Innocutis Holdings, LLC pursuant to which it will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace. Bionect® is an FDA-510(k) cleared product indicated for the management of irritation of the skin as well as first and second degree burns. Additionally, the Company continues to have an internal clinical development program focused on its drug candidate KRN5500 and is pursuing out-licensing opportunities for its DB959 program, as well as other in-licensing opportunities. The Company was incorporated on June 22, 2002.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., Point Therapeutics Massachusetts, Inc., and Oncogenerix, Inc. (which are each wholly owned by the Company), and DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company). The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Intangible Assets, Prepaid License Fees and Amortization

Amortization of intangible assets and prepaid license fees is accounted for using FASB ASC 350, Intangibles – Goodwill and Other.  Amortization reflects the period over which the asset will contribute both directly and indirectly to the expected future cash flows of the Company.  An acquired patent is amortized over the life of the patent.  Payment of an upfront license fee or milestone payment is amortized over the remaining term of the license agreement.

The Company has determined there is a strong likelihood that certain milestones under its license agreements will be reached and that the additional consideration will be paid when due.  This liability has been recorded in the Company’s financial statements at the initial discounted value of approximately $703,000. The discounted value of the additional consideration has been recorded by the Company as a non-current asset with a portion recorded as a current liability and the balance recorded as a long-term liability on its September 30, 2012 balance sheet.  The liability was discounted at the Company's estimated long-term borrowing rate.

The Company is amortizing these prepaid license fees over the estimated useful life of one hundred twenty months on a straight line basis, beginning with September, 2012.  Amortization of these prepaid license fees for the next five years is estimated to be approximately $351,500.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  At September 30, 2012 and December 31, 2011 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the nine month periods ended September 30, 2012 and 2011 as their effect is anti-dilutive. For the nine month period ended September 30, 2012, certain in-the-money common equivalents have been excluded from the calculation because their inclusion would be anti-dilutive, as follows: 1,350,000 common equivalents from the Series B-2 convertible preferred stock, 3,954,800 warrants, and 775,000 options.  For the nine month period ended September 30, 2011 there were no in-the-money common stock equivalents.

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

On February 22, 2012, the Company purchased a 10% Senior Unsecured Convertible Note from a certain investor of MRI. The note purchased by DARA converted into shares of MRI common stock on February 27, 2012, upon the effectiveness of MRI’s Form 10 registration statement filed with the SEC.  The principal amount of the note of $25,000 and accrued interest through February 27, 2012 of $4,919 converted into 29,919 shares of common stock, based on a conversion price of $1.00 per share.

During the three month period ended September 30, 2012, the Company recognized a gain of $110,309 on the sale of  MRI shares.  There were no sales of MRI shares and no gain or loss recognized for the period ending September 30, 2011.

As of September 30, 2012, the fair value of the Company’s investment in MRI was $788,574. Unrealized holding gains, net of tax, on available-for-sale securities were $399,633 for the period ending September 30, 2012.  There was no unrealized gain or loss for the period ending September 30, 2011.

4. Fair Value

Assets measured at fair value on a recurring basis consisted of the following instrument as of September 30, 2012:

		Quoted Prices in Active Markets for Indentical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Investment in MRI Internventions, Inc.	$788,574	$788,574	$-	$-

Total	$788,574	$788,574	$-	$-

Liabilities measured at fair value on a recurring basis consisted of the following instrument as of September 30, 2012:

		Quoted Prices in Active Markets for Indentical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Liabilities:
Helsinn Healthcare SA License	$-	$-	$-	$703,634

Total	$-	$-	$-	$703,634

5.  Merger

On January 17, 2012, the Company merged with Oncogenerix, Inc., as a result of which Oncogenerix became a wholly-owned subsidiary of DARA.  Oncogenerix is a specialty pharmaceutical company which is focused on the identification, development and commercialization of branded and generic oncology pharmaceutical products. The Directors of DARA believed the acquisition of Oncogenerix and the rights to Soltamox® leveraged DARA's existing cancer drug development program and provided DARA with the possibility of generating near term revenue, as well as establishing a commercial platform whereby other cancer and cancer-support products may be accessed in the future through pending Oncogenerix licensing efforts. As part of its strategy, the Company has also targeted generic injectable cytotoxics, where products are losing patent protection. Generic cytotoxics, cancer-support products and other product licensing opportunities, along with DARA's existing proprietary development pipeline, will be the basis of the Company's long-term product portfolio.

The Merger was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations. DARA agreed to acquire Oncogenerix for approximately $3,287,952 in stock payable at closing and additional shares of stock in the future if certain contingent milestones are achieved (the “transaction price”). 1,114,559 restricted shares of common stock (equal to 19.9 percent of DARA’s common stock outstanding) were issued to the Oncogenerix stockholders as of the closing date of January 17, 2012. 167,184 of these shares were deposited into an escrow account and held for offset against possible indemnification claims against the sellers.  Up to an additional 1,114,560 shares could be issued over a period of up to 60 months following the closing date ("contingent merger consideration shares”). The issuance of the contingent merger consideration shares is based on the achievement of certain financial milestones related to sales or market capitalization or upon a change of control during the contingent earn out period. On May 15, 2012 the Company’s Board of Directors determined the Company had achieved one of the specified milestones and 222,912 of these shares were issued.

In accordance with the provisions of FASB ASC 805, the purchase price allocation for the acquisition as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of the Soltamox intangible asset, evaluation of other intangible assets acquired, income taxes, and residual goodwill.  We expect to continue to obtain information to assist us in determining the fair value of net assets acquired at the acquisition date during the measurement period. The following is the preliminary allocation of the purchase price:

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

Shares of Series B-2 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $1.00 per share. The Series B-2 warrants represent the right to acquire shares of common stock at an exercise price of $1.00 per share and $1.25 per share and will expire on April 12, 2017.  During the three and nine month periods ended September 30, 2012, 5,135 Series B-2 Preferred shares were converted into 5,135,000 shares of common stock and 8,900 Series B-2 Preferred shares were converted into 8,900,000 shares of common stock, respectively.  During the three and nine month periods ended September 30, 2012, 1,170,200 of the $1.00 Series B-2 warrants were exercised.

In the event that the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable conversion price of the Series B-2 warrants, then the conversion price upon each such issuance shall be reduced to that lower price at which shares have been issued or sold.  Certain common stock issuances at less than the then applicable conversion price require the approval of the holders of at least 67% of the then outstanding Series B-2 warrants.

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

As a result of the merger with Oncegenerix on January 17, 2012, 1,114,559 shares of DARA common stock were issued to former Oncogenerix stockholders. In addition to the initial shares the Oncogenerix stockholders will be entitled to receive up to an additional 1,114,560 shares of DARA common stock based upon the combined company's achievement of certain revenue or market capitalization milestones during the 60 months following the Closing Date.  On May 15, 2012, 222,912 of these contingent shares were issued.

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

Shares of Series B-1 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $1.3725 per share. The B-1 warrants represent the right to acquire shares of common stock at an exercise price of $1.31 per share and will expire on January 20, 2017.  During the three and nine month periods ended September 30, 2012, 350 Series B-1 Preferred shares were converted into 255,009 shares of common stock, and 1,700 Series B-1 Preferred shares were converted into 1,238,619 shares of common stock, respectively. All Series B-1 Preferred shares have been converted as of September 30, 2012. No Series B-1 warrants were exercised during the three and nine month periods ended Sepember 30, 2012.

In January 2011, two investors who participated in the December 2010 Series A convertible preferred stock or warrant investment round exercised 225,000 warrants at $2.50 per warrant. No Series A convertible preferred stock and warrants were converted for the three and nine month periods ended September 30, 2012. For the three and nine month periods ended September 30, 2011, 870 Series A Preferred shares were converted into 348,000 shares of common stock and 1,770 Series A Preferred shares were converted into 708,000 shares of common stock, respectively.

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

There were no and 535,000 options granted to employees during the three and nine month periods ended September 30, 2012, respectively.  There were no options granted to employees during the three and nine month periods ended September 30, 2011.  There were 50,000 options granted to each of two non-employee directors during the three month period and 310,000 options granted to the non-employee directors during the nine month period ended September 30, 2012. There were 10,000 and 15,000 options granted to each of the three non-employee directors during the three and nine month periods ended September 30, 2011, respectively. The fair value of options granted to employees and non-employee directors for the nine month period ended September 30, 2012 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine months ended September 30, 2012
Expected dividend yield	-%
Expected volatility	105%
Weighted-average expected life (in years)	5.9
Risk free interest rate	0.90%
Forfeiture rate	10%

The Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2012 and 2011, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$3,634	$6,702	$16,813	$17,914
Sales and marketing	13,337	-	82,737	-
General and administration	33,574	41,085	167,396	121,156
Total stock-based compensation to employees
and non-employee directors	$50,545	$47,787	$266,946	$139,070

In January 2011, the Company issued 66,000 shares of restricted stock to five employees which vested on the one year anniversary of the grant date. The Company recognized $50,144 and $6,916 stock-based compensation expense in general and administrative and research and development, respectively, during the three month period ended September 30, 2011. The Company recognized $148,796 and $20,523 shared-based compensation expense in general and administrative and research and development, respectively, during the nine month period ended September 30, 2011. There was no restricted share-based compensation expense for employees during the three and nine month periods ended September 30, 2012.

On January 4, 2010, the Company issued 625 shares of restricted stock to each of two non-employee members of the board which vested one year from the date of issue, January 4, 2011.  On February 9, 2010 the Company issued 208 shares of restricted stock to a non-employee member of the board which vested on January 4, 2011. As of September 30, 2011 all restricted stock issued to non-employee members of the board are vested. The Company recognized share-based compensation expense related to issuance of restricted stock to certain members of the board of directors in general and administrative expense of none and $6,388 for the three and nine month periods ended September 30, 2011. There was no share-based compensation expense for non-employee members of the board for the three and nine month periods ended September 30, 2012.

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

There was $218,000 share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three and nine month periods ended September 30, 2012.  The Company recognized $98,613 share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three and nine month periods ended September 30, 2011.  The Company recognized $44,526 and $118,736 share-based compensation related to issuance of 150,000 warrants at an exercise price $1.50 to non-employees (i.e. consultants) in exchange for services during the three and nine month periods ended September 30, 2012,  respectively and no expense during the same periods in 2011. The Company recognized no share-based compensation expense related to issuance of stock options to non-employees (i.e. consultants) in exchange for services in general and administrative expense for the three and nine month periods ended September 30, 2012 and expense of $1,052 and $2,547 for the three and nine month periods ended September 30, 2011, respectively.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 3.2 years was $310,962 at September 30, 2012 and over an estimated weighted-average amortization period of 1.17 years was $168,246 at September 30, 2011.

A summary of activity under the Company’s stock option plans for the three months ended September 30, 2012 is as follows:

		Options Outstanding
			Weighted
	Shares	Number of	Average
	Available	Shares	Exercise
	for Grant	Outstanding	Price
Balance at December 31, 2011	86,421	1,028,848	$3.05
2008 Stock Plan increase	292,950	-	-
Options granted	(70,000)	70,000	1.41
Options forfeited	43,750	(43,750)	6.40
Balance at March 31, 2012	353,121	1,055,098	2.80
2008 Stock Plan increase	586,879	-	-
Options granted	(675,000)	675,000	1.00
Balance at June 30, 2012	265,000	1,730,098	2.10
Options granted	(100,000)	100,000	0.73
Options forfeited	84,782	(84,782)	1.05
Balance at September 30, 2012	249,782	1,745,316	$2.07

8.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. Other than the aforementioned milestone payments that have been accrued (Note 2), management was aware of no such material matters as of the date of these financial statements.

9. Income Taxes

As of September 30, 2012, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities.  The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized an income tax benefit in continuing operations of $251,235 for the nine month period ended September 30, 2012.  The income tax benefit is offset by the income tax expense recognized in other comprehensive income.   For the three month period ended September 30, 2012, the Company has recognized income tax expense in continuing operations of $71,480 and an offsetting income tax benefit has been recognized in other comprehensive income related to the change in the unrecognized gain on the available for sale securities.

The Company recorded a current tax benefit of $188,486 in the three months and nine months ended September 30, 2011. The benefit for the three months and nine months ended September 30, 2011 was attributable to the recognition of previously unrecognized state tax benefits. These benefits were recognized due to the closing of the period for assessment by the applicable taxing authority.

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

10. Subsequent Events

The Company has no material subsequent event to the Company’s Form 10-Q for the quarter ended September 30, 2012 requiring disclosure.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, the potential stockholder dilution that may result from the reset provisions of the Series B-2 preferred stock and from future capital raising efforts, restrictive covenants in agreements from prior financing transactions may restrict or prohibit our ability to raise additional capital on terms favorable to the Company and its current stockholders, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to timely commercialize and generate revenues or profits from Bionect®, Soltamox®, Gelclair® or other products given that DARA only recently hired its initial sales force, our ability to successfully integrate Oncogenerix, any revenue we generate will come from a small group of commercialized products, our ability to successfully develop and out-license our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners and third-party manufacturers, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, potential risks related to healthcare fraud and abuse laws, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC.  We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as  result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.  Except as required by law, we undertake no obligation to update any forward-looking statements.

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

We have an exclusive license with Helsinn Healthcare SA (“Helsinn”),  to distribute, promote, market and sell Gelclair® for treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair® is an FDA-cleared product indicated for the treatment of oral mucositis.

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

In order to successfully achieve our goals, having sufficient liquidity is important since we do not currently have a recurring sales or revenue stream to provide such working capital. We have not generated any revenue from operations to date.  We have liquidated or distributed to our stockholders some of our investments made in other companies.  Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities.  From inception through September 30, 2012, we have raised $48,448,052 from issuance of preferred stock, common stock and warrants, net of issuance costs, and received $4,538,682 in net proceeds from the sale of investemnts in affilates and $1,951,211 in net proceeds from the sale of marketable securities.

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

●
Cancer support therapeutics, including Bionect®, an FDA 510(k) cleared product for the management of irritation of the skin as well as first and second degree burns and Gelclair®, an FDA-cleared product indicated for the treatment of oral mucositis.

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

Soltamox®

Soltamox® (oral liquid tamoxifen), our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer.  Soltamox® is the only liquid formulation of tamoxifen available for sale in the United States.  As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd., a U.K. based manufacturer, for rights to market Soltamox® in the United States.  Currently, Soltamox® is marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd.  Soltamox® is the subject of a U.S. issued patent which expires in June 2018.  We launched Soltamox® in the U.S. in the fourth quarter of 2012.

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

Bionect®

On March 23, 2012, we entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which we will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  Bionect® has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns. Bionect® is currently being promoted and sold by Innocutis in the dermatology market.   The Company will be compensated by Innocutis for each unit sold in the oncology and radiation oncology market.  The Company began marketing and selling Bionect® in the U.S. in the second quarter of 2012 and expects revenues resulting from sales of Bionect® in the fourth quarter of 2012.

Gelclair®

On September 12, 2012, we entered into a distribution and license agreement with Helsinn Healthcare SA.  The Company was granted an exclusive license to distribute, promote, market and sell Gelclair® for treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors.  Gelclair® is an FDA-cleared product indicated for the treatment of oral mucositis. Under the License Agreement, the Company is obligated to launch Gelclair® in the United States within six months of September 12, 2012 and is obligated to meet minimum sales thresholds during the License Agreement’s ten-year term.  The License Agreement also provides that the Company will receive exclusive rights to distribute, promote, market and sell Gelclair® for an additional indication if Helsinn is able to obtain regulatory approval for such indication.

Internal Drug Candidates

DARA had two internal drug candidates in clinical development prior to the acquisition of Oncogenerix in January 2012.

●	KRN5500, a cancer support product for the treatment of neuropathic pain in cancer patients; and

●	DB959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of neuropathic pain in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with end-stage cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We are working with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are considering further internal Phase 2 development to a potential ex-US partnering point, while retaining the US market opportunity.

We incurred $81,423 and $239,108 in development costs associated with the development of KRN5500 during the three and nine month periods ended September 30, 2012, respectively and we have incurred third party costs of $5,012,323 from inception to date.

DB959

DB959 comes from a family of PPAR alpha/delta/gamma agonists licensed from Bayer Pharmaceuticals Corporation. DB959 is a first-in-class, small molecule, non-TZD PPAR delta/gamma agonist for the treatment of diabetes and hyperlipidemia. The drug activates genes involved in the metabolism of sugars and fats, thereby improving the body’s ability to regulate both aspects of diabetes. DB959 has successfully completed Phase 1 trials, in which it demonstrated a good safety profile even when dosed at approximately 10 times the anticipated human dose. In addition, the drug has a pharmacokinetic profile which appears to support once-a-day oral dosing. Our review of non-clinical studies in models predictive of human disease indicates that DB959 provides glucose control and increases (good) HDL cholesterol better than rosiglitazone (Avandia) with less weight gain. We are targeting DB959 for out-licensing to partners more able to sustain the prolonged time-lines and significant costs involved in diabetes drug development.

We incurred $202,362 and $303,612 in development costs associated with DB959 during the three and nine month periods ended September 30, 2012, respectively and we have incurred costs of $7,750,290 from inception to date.

Pre-clinical Drug Candidate Programs Available for Out-license Opportunities

We also have families of patents covering additional PPAR agonists and DPPIV inhibitors, with potential applications in the areas of diabetes, metabolic and inflammatory disease, as follows:

DB900 – a series of compounds which are PPAR gamma/alpha/delta agonists;

DB160 – a dipeptidylpeptidase (DPPIV) inhibitor for the treatment of type 2 diabetes;

DB200 – a series of carnitine palmitoyltransferase-1 enzyme inhibitors with potential applications for skin diseases including psoriasis.

Other than the maintenance of the intellectual property of these assets, we are not devoting any resources to their further development and are currently evaluating partnering and other opportunities to maximize the potential commercial value of these assets.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses.  This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when invoices have not yet been sent and we have not otherwise been notified of actual cost.  The majority of our service providers invoice monthly in arrears for services performed.  We make estimates of accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us.  We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.  Examples of estimated accrued expenses include:

●	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;

●	fees paid to investigative sites in connection with clinical trials;

●	fees paid to contract manufacturers in connection with the production of raw materials, drug substance and drug products; and

●	professional service fees.

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Our Company’s share-based compensation transactions for employees and non-employee directors resulted in compensation expense of $50,545 and $104,847 for the three month period ended September 30, 2012 and 2011, respectively, and $266,946 and $314,776 for the nine month period ended September 30, 2012 and 2011, respectively. The Company recognized stock-based compensation expense for awards to consultants for services totaling $262,526 and $1,052 for the three month period ended September 30, 2012 and 2011, respectively, and $336,736 and $101,160 for the nine month period ended September 30, 2012 and 2011, respectively.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The Company incurred sales and marketing expense of $534,181 in the three months ended September 30, 2012 as a result of its merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect® and to prepare for the launch of Soltamox® in the fourth quarter of the year. As of September 30, 2012 sales and marketing costs consist of salaries, and benefits to sales and marketing personnel, marketing programs, and distribution establishment costs.  Prior to the merger the Company had no commercial activities.

Research and development expenses decreased $204,434 from $562,214 for the three months ended September 30, 2011  to $357,780 for the corresponding 2012 period, as a result of the Company’s decision to focus on the KRN5500 program and to pursue out-license opportunities for the DB959 program, which resulted in decreasing development costs for DB959.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions.  In addition, general and administrative expenses include facility costs, basic operational and support costs and insurance costs.  General and administrative expenses increased $525,860 from $707,967 for the three months ended September 30, 2011 to $1,233,827 for the corresponding 2012 period, primarily as a result of expenses associated with our increase in investor relations activities, additional compensation expense, and non-cash amortization expense totaling $175,108 related to the Rosemont, Bayer,  Uman and Helsinn licenses for the three month period ended September 30, 2012.  Non-cash amortization for the three month period ended September 30, 2011 was $30,000.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased $25,103 from $87,549 for the three months ended September 30, 2011 to $112,652 for the corresponding 2012 period. The increase is due to the gain on the Company’s net sale of its marketable securities of $110,309 offset by a decrease in interest income of $85,206. The income of $87,549 for the corresponding 2011 period was primarily as a result of the benefit to accrued interest from the recognition of previously unrecognized state tax benefits of $188,486.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

During the nine month period ended September 30, 2012, the Company incurred sales and marketing expense of $942,473 as a result of its merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect® and to prepare for the launch of Soltamox® in the fourth quarter of the year. Prior to the merger the Company had no commercial activities.

Research and development expenses decreased $733,233 from $1,953,064 for the nine months ended September 30, 2011 to $1,219,831 for the corresponding 2012 period, as a result of the Company’s decision to focus on the KRN5500 program and to pursue out-license opportunities for the DB959 program, which resulted in decreasing development costs for DB959.

General and administrative expenses increased $1,587,939 from $2,299,932 for the nine months ended September 30, 2011 to $3,909,605 for the corresponding 2012 period, primarily as a result of expenses associated with our increase in investor relations activities, additional compensation expense, and non-cash amortization expense totaling $506,878 related to the Rosemont, Bayer, Uman and Helsinn licenses for the nine month period ending September 30, 2012.  Non-cash amortization for the nine month period ending September 30, 2011 was $90,000.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased $26,053 from $89,646 for the nine months ended September 30, 2011 to $115,699 for the corresponding 2012 period. The increase is due to the gain on the Company’s net sale of its marketable securities of $110,309 offset by a decrease in interest income of $84,267. The income of $89,646 for the corresponding 2011 period was primarily as a result of the benefit to accrued interest from the recognition of previously unrecognized state tax benefits of $188,486.

Liquidity and Capital Resources

Overview

From inception through September 30, 2012, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $48,448,052 in net proceeds, and (2) the sale of securities we held in subsidiary companies and marketable securities, through which we raised $1,951,211 and $4,538,682, respectively.

Working Capital

	September 30,	December 31,
	2012	2011
Current assets	$9,395,235	$1,462,866
Current liabilities	1,437,219	867,995
Working capital	$7,958,016	$594,871

At September 30, 2012, our principal sources of liquidity were our cash and cash equivalents which totaled $8,259,476 and our investment available for sale in the amount of $788,574. As of September 30, 2012, we had net working capital of $7,958,016.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.  From December 31, 2011 to September 30, 2012, our working capital increased by approximately $7,363,000 due primarily to the Series B-1 and Series B-2 equity financings totaling approximately $10,744,000, exercises of Series B-2 $1.00 warrants totaling approximately $1,170,000, cash received from the sale of available for sale securities totaling approximately $133,000, a net increase in the value of available for sale securities of approximately $400,000, and other working capital increases of approximately $10,000, offset by purchases of license rights of approximately $375,000, cash used in operating activities of approximately $4,624,000 and other investing/financing activities of approximately $95,000.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
Cash used in operating activities	$(4,624,096)	$(3,951,935)

Cash (used in) provided by investing activities	(278,261)	-

Cash provided by financing activities	11,982,676	582,241

Net increase in cash	$7,080,319	$(3,369,694)

Our cash used in operating activities for the nine months ended September 30, 2012 compared to our cash used in operating activities for the nine months ended September 30, 2011 increased by $672,161 primarily due to the increase in consolidated net loss of $1,730,111 which was driven primarily by the increases in sales and marketing expenses of $942,473 and increases in general and administrative expenses of $1,609,673 offset by a decrease in research and development expenses of $733,233, as explained above.

Our net cash used in investing activities during the nine months ended September 30, 2012 was $278,261 which consisted of purchases of license rights of $375,000, purchases of furniture and fixtures of $16,694, as well as an investment in MRI Interventions Inc. of $29,919, offset by proceeds received from sale of its marketable securities of $132,990 and cash from the Oncogenerix merger of $10,632.  There was no cash used in investing activities during the same period in 2011.

Our net cash provided by financing activities for the nine months ended September 30, 2012 compared to our net cash provided by financing activities for the nine months ended September 30, 2011 increased by $11,400,435 primarily due to the issuances of preferred stock which generated net proceeds of $10,743,969 and cash of $1,170,200 from the exercise of 1,170,000 Series B-2 warrants while during the same period in 2011, we had only $562,500 in receipts from the exercise of options and warrants.

Financial Condition

We believe we have sufficient working capital to continue our operations through the first nine months of 2013.  However, we expect to require additional investment capital to pursue our business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts, the extent to which we incur additional costs in building our portfolio of products and creating a sales organization and the extent to which we pursue our research and development programs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012.

On October 1, 2012, NASDAQ notified the Company that it has regained compliance with Rule 5550(a)(2), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ Stock Market.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of November 14, 2012, we had no outstanding material legal proceedings.

ITEM 2.  Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 27, 2012, we entered into an independent consulting agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC pursuant to which we agreed to issue 264,000 shares of unregistered common stock to The Del Mar Consulting Group, Inc. and 176,000 shares of unregistered common stock to Alex Partners, LLC as partial consideration for consulting services to be rendered to us by such parties pursuant to the agreement.

These shares were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

●	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.
●	At the time of the purchase, the purchaser was an accredited investor, as defined in Rule 501(a) of the Securities Act.
●	The purchaser has had access to information regarding DARA and is knowledgeable about us and our business affairs.
●
All shares issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2012.

DARA BIOSCIENCES, INC.

Date: November 14, 2012	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer

Date: November 14, 2012	By:	/s/ David L. Tousley
David L. Tousley
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

10.1	Distribution and License Agreement between Helsinn Healthcare SA and DARA BioSciences, Inc., dated September 7, 2012*
31.1	Certification of David J. Drutz, M.D.. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November14, 2012
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November14, 2012

* Confidential treament requested for certain portions of this Agreement.