Form 10-Q/A
period 2012-09-30
DARA BioSciences, Inc.
filed 2013-02-22
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

DARA BioSciences, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2012, solely to amend Item 6,  “Exhibits,” of the Form 10-Q.  This Amendment No. 1 to the Form 10-Q contains only the cover page, this Explanatory Note, Item 6, the Signature Page and the amended Exhibit Index.  No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth herein, does not modify or update in any way disclosures made in the original Form 10-Q.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

DARA BIOSCIENCES, INC.

Date: February 22, 2013	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer

Date: February 22, 2013	By:	/s/ David L. Tousley
David L. Tousley
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

31.1*	Certification of David J. Drutz, M.D.. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2012

31.2*	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November14, 2012

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November14, 2012

* Previously filed.