Form 10-Q
period 2013-03-31
DARA BioSciences, Inc.
filed 2013-05-15
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)
☑  UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_______________________________________________________________
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

The number of shares outstanding of the Registrant’s common stock as of May 13, 2013 was approximately 25,000,961.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DARA BioSciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$7,299,984	$6,496,457
Investment-available-for-sale, at fair value	–	96,346
Accounts receivable	154,193	173,382
Inventory	115,815	125,275
Prepaid expenses and other assets, current portion	341,004	153,367
Total current assets	7,910,996	7,044,827

Furniture, fixtures and equipment, net	44,933	50,190
Restricted cash	12,877	12,875
Prepaid expenses and other assets, net of current portion	–	54,439
Intangible assets, net	3,558,059	3,708,569
Goodwill	821,210	821,210
Total assets	$12,348,075	$11,692,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$664,510	$1,382,881
Accrued liabilities	497,805	326,713
Accrued compensation	45,826	172,250
Deferred revenue	115,131	149,848
Capital lease obligation, current portion	3,405	7,170
Total current liabilities	1,326,677	2,038,862

Deferred lease obligation	54,487	40,865
License milestone liability, non-current	614,557	599,446
Capital lease obligation, net of current portion	19,050	19,962
Total liabilities	2,014,771	2,699,135

Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 1,000,000 shares authorized,
828 shares issued and outstanding at March 31, 2013, and December 31, 2012.	8	8
Preferred stock, Series B2, $0.01 par value, 1,250,000 shares authorized,
50 shares issued and outstanding at March 31, 2013,
1,110 shares issued and outstanding at December 31, 2012.	1	11
Preferred stock, Series B3, $0.01 par value, 2,550 shares authorized,
0 shares issued and outstanding at March 31, 2013, and December 31, 2012.	–	–
Preferred stock, Series B4, $0.01 par value, 250 shares authorized,
250 shares issued and outstanding at March 31, 2013,
0 shares issued and outstanding at December 31, 2012.	3	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
25,000,961 shares issued and outstanding at March 31, 2013,
18,947,094 shares issued and outstanding at December 31, 2012,	250,010	189,471
Accumulated other comprehensive income, net of taxes	–	45,469
Additional paid-in capital	60,419,252	56,430,227
Accumulated deficit	(49,550,169)	(47,027,581)

Total stockholders’equity before noncontrolling interest	11,119,105	9,637,605
Noncontrolling interest	(785,801)	(644,630)

Total stockholders' equity	10,333,304	8,992,975

Total liabilities and stockholders’ equity	$12,348,075	$11,692,110

The accompanying notes are an integral part of these consolidated financial statements.

DARA BioSciences, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2013	2012

Net revenues	$21,180	$–
Cost of goods sold	17,510	–
Gross margin	3,670	–

Operating expenses:
Sales and marketing	697,555	75,266
Research and development	684,496	315,836
General and administrative	1,193,275	1,486,986
Depreciation and amortization of intangibles	155,767	169,228
Total operating expenses	2,731,093	2,047,316
Loss from operations	(2,727,423)	(2,047,316)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	71,712	–
Other (expense) income, net	38,190	–
Interest (expense) income, net	(17,654)	(10)
Other income (expense)	92,248	(10)

Net loss before income tax expense	(2,635,175)	(2,047,326)
Income tax expense	(28,584)	–
Consolidated net loss	(2,663,759)	(2,047,326)
Loss attributable to noncontrolling interest	141,171	63,450
Loss attributable to controlling interest	$(2,522,588)	$(1,983,876)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.11)	$(0.29)

Shares used in computing basic and diluted net loss per
common share	22,968,964	6,804,994

Comprehensive Loss:
Consolidated net loss	$(2,663,759)	$(2,047,326)
Other comprehensive income
Unrealized loss on investments available for sale	(2,341)	-
Reclassification adjustments for gains included in net loss	(71,712)	-
Income taxes related to other comprehensive income	28,584	-
Other comprehensive income, net of tax	(45,469)	-
Comprehensive Loss	(2,709,228)	(2,047,326)
Comprehensive loss attributable to noncontrolling interest	141,171	63,450
Comprehensive loss attributable to controlling interest	$(2,568,057)	$(1,983,876)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BioSciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2013
(Unaudited)

														Stockholders’
														Equity
	Series A		Series B-2		Series B-3		Series B-4						Accumulated	(Deficit)
	Convertible		Convertible		Convertible		Convertible				Additional		Other	Before		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity

Balance at December 31, 2012	828	$8	1,110	$11	–	$–	–	$–	18,947,094	$189,471	$56,430,227	$(47,027,581)	$45,469	$9,637,605	$(644,630)	$8,992,975

Share-based compensation	–	–	–	–	–	–	–	–	40,000	400	312,329	–	–	312,729	–	312,729
Issuance of B-3 and B-4 preferred stock, net of issuance costs of $284,272					2,550	26	250	3			2,515,700			2,515,729		2,515,729
Retirement of stock									(200,000)	(2,000)	2,000			–		–
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	–	–	1,463,874	14,639	1,206,460	–		1,221,099	–	1,221,099
Conversion of preferred stock to common stock	–	–	(1,060)	(10)	(2,550)	(26)	–	–	4,749,993	47,500	(47,464)	–		–	–	–
Net change in unrealized gain on investments available-for-sale, net of taxes													(45,469)	(45,469)		(45,469)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(2,522,588)	–	(2,522,588)	(141,171)	(2,663,759)

Balance at March 31, 2013	828	$8	50	$1	–	–	$250	$3	25,000,961	$250,010	$60,419,252	$(49,550,169)	–	$11,119,105	$(785,801)	$10,333,304

The accompanying notes are an integral part of these consolidated financial statements.

DARA BioSciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities
Consolidated net loss	$(2,663,759)	$(2,047,326)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	155,767	169,228
Deferred income tax expense	28,584	–
Accretion of debt discount and other	18,185	–
Share-based compensation	312,729	77,151
Gain on sale of investments	(71,712)	–
Deferred lease obligation	13,622	(993)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,189	–
Inventory	9,460	–
Prepaid expenses and other assets	33,274	(124,991)
Accounts payable and accrued liabilities	(851,707)	660,963
Net cash used in operating activities	(2,996,368)	(1,265,968)

Investing activities
Purchases of furniture, fixtures and equipment	–	(6,220)
Cash received in the Oncogenerix merger	–	10,631
Purchase of investments in affiliates	–	(29,919)
Proceeds from sale of investments	94,005	–
Net cash provided by (used in) investing activities	94,005	(25,508)

Financing activities
Repayments of capital lease obligation	(4,677)	(3,612)
Repayments on other financing	(26,259)	(18,771)
Proceeds from exercise of options and warrants	1,221,099	–
Proceeds from issuance of preferred stock, common stock,
and warrants, net of issuance costs	2,515,729	1,513,080
Change in restricted cash	(2)	(5)
Net cash provided by financing activities	3,705,890	1,490,692

Net increase in cash and cash equivalents	803,527	199,216

Cash and cash equivalents at beginning of period	6,496,457	1,179,157
Cash and cash equivalents at end of period	$7,299,984	$1,378,373

Supplemental disclosure of non-cash financing activity
Common stock and contingent consideration issued in Oncogenerix merger	–	2,764,109
Shares issued to third party for services	–	29,684

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products. Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired its first commercial, FDA-approved proprietary product license Soltamox® (tamoxifen citrate) oral solution.  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.

On September 12, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PV) and sodium hyaluronate (hyaluronic acid), for the treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.

In addition, the Company has a marketing agreement with Innocutis Holdings, LLC pursuant to which it promotes Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace. Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

The Company also has two clinical development assets, consisting of KRN5500 and DB959 for which the Company is pursuing out-licensing opportunities and is not committing further significant resources to their development. The Company continues to pursue other in-licensing opportunities for approved products.

The Company launched Soltamox in the U.S. in late October 2012 and has subsequently launched its second product, Gelclair in April 2013. Since inception, the Company had been in its development stage as defined by FASB Accounting Standards (“ASC”), 915,Development Stage Entities. With the launch of Soltamox and the commencement of principal operations, the Company is no longer considered to be in the development stage and the financial statement presentation has been modified accordingly. In the near-term, the Company’s ability to generate revenues is entirely dependent upon sales of Soltamox and Gelclair in the U.S. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the end of 2013.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and consolidated statement of stockholders’ equity for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. References to “we”, “us”, “our”, or the “Company” refer to DARA BioSciences, Inc.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of March 31, 2013 and 2012, the Company had bank balances of $7,180,905 and $901,106, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts. In addition, our top three customers, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation represented 99.5% of our gross trade accounts receivable as of March 31, 2013.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Sales and Marketing Costs

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, marketing programs, certain promotional allowances to customers, co-pay assistance and administration costs and advertising costs.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of March 31, 2013 and December 31, 2012, the Company had an aggregate of $3.6 million and $3.7 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 5.3 to 9.5 years. (See Note 4).

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. The Company performs its evaluation of goodwill annually. There was no impairment to goodwill recognized during the three months ended March 31, 2013.

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

The Company allows for product to be returned beginning prior to and following product expiration. The Company does not believe it has sufficient experience with the product and the related wholesaler distribution channel at this time to reasonably estimate product returns from its wholesalers while the wholesalers are still holding the inventory. Therefore, the Company is deferring the recognition of revenue until the wholesalers sells their product to retail and specialty pharmacies or other end-user customers. It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to hospitals or other end-user customers have occurred.  Revenue is recognized from product sales directly to hospitals, clinics, and pharmacies when the merchandise is shipped.

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

●
The returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period. These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by the Company to other third party purchasers. As the Company gains greater experience with actual returns related to its specific products the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At March 31, 2013 and December 31, 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the three month periods ended March 31, 2013 and 2012 as their effect is anti-dilutive. For the three month period ended March 31, 2013, the following in-the-money common equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 2,740,926 common equivalents from the Series B-2 warrants with an exercise price of $0.80 and 325,000 options. For the three month period ended March 31, 2012 there were no in-the-money common stock equivalents.

	Three months ended March 31,
	2013	2012
Net loss attributable to controlling interest	$(2,522,588)	$(1,983,876)

Basic and diluted net loss per common share attributable to controlling interest:

Weighted-average shares used in computing basic and diluted net loss per common share	22,968,964	6,804,994

Basic and diluted net loss per common share attributable to controlling interest	$(0.11)	$(0.29)

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc. MRI Interventions became a publicly traded company on May 18, 2012. The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the three month period ended March 31, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares. There were no sales of MRI shares and no gain or loss recognized during the three month period ended March 31, 2012.

As of December 31, 2012, the fair value of the Company’s investment in MRI was $96,346. Unrealized holding gains, net of tax, on available-for-sale securities were $45,469 as of December 31, 2012.

4. Merger

On January 17, 2012, the Company merged with Oncogenerix, Inc., as a result of which Oncogenerix became a wholly-owned subsidiary of DARA. Oncogenerix is a specialty pharmaceutical company which is focused on the identification, development and commercialization of branded and generic oncology and oncology support pharmaceutical products. The Directors of DARA believed the acquisition of Oncogenerix and the rights to Soltamox leveraged DARA's existing cancer drug development program and provided DARA with the possibility of generating near term revenue, as well as establishing a commercial platform whereby other cancer and cancer-support products may be accessed in the future through pending Oncogenerix licensing efforts. As part of its strategy, the Company also planned to target generic injectable cytotoxics, where products are losing patent protection. Going forward, cancer-support products and other product licensing opportunities, will be the basis of the Company's long-term product portfolio.

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

DARA agreed to acquire Oncogenerix for consideration consisting of 1,114,559 shares of restricted stock issued at closing with a value of $1,727,568 determined based on the closing price of the stock at closing on January 17, 2012 and up to 1,114,559 in additional shares of stock to be issued in the future if certain contingent milestones are achieved (“contingent merger consideration shares”) with a discounted value of $1,036,541 determined as of the closing date based upon a probability-weighted assessment of the occurrence of triggering events outlined in the merger agreement. The fair value of the contingent shares issuable is recorded in additional-paid in capital.

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

As of December 31, 2012, the Company revised the probability-weighted assessment of the contingent consideration shares based upon a better understanding of the future outlook for certain products acquired and reduced the value of those shares to $1,036,541 for a total revised fair value of $2,764,109. In accordance with the provisions of FASB ASC 805, the following table presents the preliminary allocation of the total fair value of consideration transferred, as discussed above, to the acquired tangible and intangible assets and assumed liabilities of Oncogenerix based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded since that date and the adjusted allocation of the total fair value:

	January 17, 2012	Measurement Period	January 17, 2012
	(As initially reported)	Adjustments (1)	(As adjusted)

Cash	$10,632	$-	$10,632
Other assets	550	-	550
Soltamox license	3,367,201	(73,801)	3,293,400
Accounts payable and accrued liabilities	(90,431)	-	(90,431)
Deferred tax liability related to intangibles acquired	-	(1,271,252)	(1,271,252)
Total identifiable net assets	3,287,952	(1,345,053)	1,942,899
Goodwill	-	821,210	821,210
Total fair value of consideration	$3,287,952	$(523,843)	2,764,109

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

Pro Forma Impact of the Oncogenerix Merger

The results of operations of Oncogenerix are included in the Company’s consolidated financial statements from the closing date of January 17, 2012. There is no difference between the results presented and the results that would have been presented had the results of operations of Oncogenerix been included in the Company’s consolidated financial statements from January 1, 2012.

5. Stockholders’ Equity

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

Because the net proceeds of the offering of $2,515,729 were not received until January 2013, the transaction was accounted for in the quarter ended March 31, 2013.  The offering required and received the approval of at least 67% of the then outstanding Series B-2 warrants holders.

The Series B-3 convertible preferred stock was issued pursuant to an effective shelf registration statement. The Series B-4 convertible preferred stock and the warrants were issued without registration. Accordingly, the investor may exercise those warrants and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of or in connection with the Series B-4 convertible preferred stock and upon exercise of the warrants, which registration was declared effective on April 10, 2013.

In connection with the Series B-3 and B-4 transaction, on December 28, 2012, the Company entered into an Amendment to Series B-2 Securities Purchase Agreement and Warrants with all of the current holders of warrants issued by the Company pursuant to the securities purchase agreement, dated April 6, 2012. Pursuant to the amendment, the warrant holders agreed to amend the April Purchase Agreement to permit the Company to conduct a financing below $1.00 and the Company agreed to amend the exercise price of the warrants issued to such warrant holders. In connection with the amendment, the exercise price of a total of 5,125,000 of $1.25 warrants was reduced to $1.00 and the exercise price of a total of 3,954,800 of $1.00 warrants was reduced to $0.80. Additionally, pursuant to the certificate of designations for Series B-2 preferred stock, the conversion price of the Company’s then outstanding shares of Series B-2 convertible preferred stock was adjusted from $1.00 to $0.76. The fair value of the warrant modifications was determined to be $238,593 and was recorded as an expense to general and administrative expense as of December 31, 2012.

On April 6, 2012, the Company entered into a securities purchase agreement with certain investors in connection with a registered public offering by the Company of 10,250 shares of the Company's Series B-2 convertible preferred stock (which were convertible into a total of 10,250,000 shares of common stock) and warrants to purchase up to 5,125,000 shares of the Company's common stock at an exercise price of $1.00 per share and warrants to purchase up to 5,125,000 shares of the Company's common stock at an exercise price of $1.25 per share, for gross proceeds of $10,250,000. The closing of the sale of these securities took place on April 12, 2012 for net proceeds of $9,183,468.

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

Management determined that there were no beneficial conversion features for the Series B-2 convertible preferred stock because the effective conversion price was equal to or higher than the fair value at the date of issuance. As a result of the merger with Oncogenerix on January 17, 2012, 1,114,560 shares of DARA common stock were issued to former Oncogenerix stockholders. In addition to the initial shares the Oncogenerix stockholders will be entitled to receive up to an additional 1,114,560 shares of DARA common stock based upon the combined company's achievement of certain revenue or market capitalization milestones during the 60 months following the Closing Date. On May 15, 2012, 222,912 of these contingent shares were issued.

On January 17, 2012, the Company entered into a Securities Purchase Agreement with an institutional investor in connection with a registered direct offering by the Company of 1,700 shares of the Company's Series B-1 convertible preferred stock (which were convertible into a total of 1,238,616 shares of common stock) and warrants to purchase 619,308 shares of the Company's common stock, for gross proceeds of $1.7 million. The warrants represent the right to acquire shares of common stock at an exercise price of $1.31 per share and will expire on January 20, 2017. The closing of the sale of these securities took place on January 20, 2012 for net proceeds of $1.5 million.

During the quarter ended March 31, 2013, investors in the B-2 preferred stock exercised 1,213,874 warrants at $.80 per share for proceeds of $971,099 and 250,000 warrants at $1.00 per share for proceeds of $250,000. In addition, during the same period, investors in the B-2 preferred stock have converted 1,060 shares into 1,394,735 shares of common stock and investors in the B-3 preferred stock have converted all 2,550 shares into 3,355,258 shares of common stock. During the quarter ended March 31, 2012, 1,350 Series B-1 preferred shares were converted into 983,610 shares of common stock.

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

The fair value of options granted to employees and non-employee directors for the three months ended March 31, 2013 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended March 31, 2013
Expected dividend yield	-%
Expected volatility	119%
Weighted-average expected life (in years)	5.9
Risk free interest rate	0.99%
Forfeiture rate	10%

The Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

Options to Employees and Nonemployee Directors
	Three months ended March 31
	2013	2012

Research and development	$33,634	$1,704
Sales and marketing	45,732	14,222
General and administrative	194,996	31,541
Total stock-based compensation to
employees and non-employee directors	274,362	47,467

Warrants to non-employees

General and administrative	38,367	29,684
Total stock-based compensation to
non-employees	38,367	29,684

Total stock-based compensation	$312,729	$77,151

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

The Company recognized no share-based compensation related to issuance of shares of restricted stock to non-employee (i.e. consultants) in exchange for services during the three months ended March 31, 2013 and 2012, respectively. The Company recognized $38,367 and $29,684 share-based compensation related to the issuance of 150,000 warrants in the first quarter of 2013 at an exercise price of $1.02 and the issuance of 150,000 warrants in the first quarter of 2012 at an exercise price of $1.50 to non-employees (i.e. consultants) in exchange for services. The Company recognized no non-employee (i.e. consultants) option expense for the three months ended March 31, 2013 and 2012.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 3.5 years was $1.2 million at March 31, 2013 and over an estimated weighted-average amortization period of 1.9 years was $75,425 at March 31, 2012.

A summary of activity under the Company’s stock option plans for the three months ended March 31, 2013 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2012	459,033	1,331,887	$1.63
2008 Stock Plan increase	4,261,907	-	-
Options granted	(1,752,512)	1,752,512	1.00
Options forfeited	37,500	(37,500)	(1.00)
Balance at March 31, 2013	3,005,928	3,046,899	$1.28

7. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. On November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s license agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit. As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on these financial statements.

8. Income Taxes

As of March 31, 2013, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities. The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized income tax expense in continuing operations of $28,584 for the three month period ended March 31, 2013. The income tax expense is offset by an income tax benefit recognized in other comprehensive income.

The Company is not subject to examination for tax periods prior to 2008 in state and federal jurisdictions.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, which has been filed with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, the potential stockholder dilution that may result from future capital raising efforts, restrictive covenants in agreements from prior financing transactions may restrict or prohibit our ability to raise additional capital on terms favorable to the Company and its current stockholders, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to timely commercialize and generate revenues or profits from our commercial products, any revenue we generate will come from a small group of commercialized products, our ability to successfully develop and outlicense our drug candidates as anticipated, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners and third-party manufacturers, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, potential risks related to healthcare fraud and abuse laws, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a North Carolina-based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and supportive care pharmaceutical products. Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox® (oral liquid tamoxifen). Soltamox® has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 12, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), for the treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we will promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace. Bionect has been 510(k) cleared by the FDA for the management of irritation of the skin as well as first and second degree burns. Additionally, we have two clinical development assets consisting of KRN5500, a phase 2 drug targeted for treating cancer patients with painful chronic chemotherapy induced peripheral neuropathy (CCIPN) and DB959 which is targeted for treating diabetes. We are pursuing out-licensing opportunities for both of these assets and are not committing significant further resources to their development.

In our sales and marketing efforts we will employ a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations. As we gain additional commercial experience with our current products, we may expand our sales force activities.

In order to successfully achieve these goals, having sufficient liquidity is very important since we have generated minimal revenues from operations to date.  We have liquidated or distributed to our stockholders some of our investments made in other companies. Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities. From inception through March 31, 2013, we raised a total of $50,917,980 in proceeds from issuance of preferred and common stock and warrants, net of issuance costs and $3,433,183 from the exercise of options and warrants. From inception through March 31, 2013, we received net proceeds from the sale of investments of $7,199,945. We expect to continue to incur operating losses in the near-term. Our results may vary depending on many factors, including the success of our building a successful sales and marketing organization, our ability to properly anticipate customer needs and the progress of licensing activities of KRN5500 and DB959 with pharmaceutical partners.

Product Commercialization

Our primary focus is on the commercialization of the following types of oncology treatment and oncology supportive care pharmaceutical products:

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

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, tele-detailing, appropriate levels of product sampling, innovative marketing programs, partnerships with Specialty Pharmacy Providers, working with Patient Advocacy Groups and Foundations as well as collaborative arrangements with third party sales organizations. We have also initiated a registry survey called CAPTURE to gather information on compliance, adherence and preference for a liquid therapy among current tamoxifen patients.

Cancer support therapeutics

We are also focusing on the commercialization of cancer support therapeutics.

Gelclair

On September 12, 2012, we entered into a distribution and license agreement with Helsinn Healthcare SA. The Company was granted an exclusive license to distribute, promote, market and sell Gelclair for treatment of certain approved indications in the United States. Gelclair, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), is an FDA-cleared product indicated for the treatment of oral mucositis. Under the License Agreement, the Company is obligated to meet minimum sales thresholds during the License Agreement’s ten-year term. The License Agreement also provides that the Company will receive exclusive rights to distribute, promote, market and sell Gelclair for an additional indication if Helsinn is able to obtain regulatory approval for such indication. We launched Gelclair in the U.S. in April, 2013.

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

Other non-core commercial projects

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

Development Assets

DARA had two internal drug candidates in clinical development prior to the acquisition of Oncogenerix in January 2012.

●	KRN5500, a phase 2a drug targeted for treating painful chronic chemotherapy induced peripheral neuropathy in cancer patients; and

●	DP959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of neuropathic pain in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We are working with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. We are looking to partner the drug with an established oncology development company to undertake and support further development costs.

On November 8, 2012 we submitted a request seeking Orphan designation for KRN5500 to the Office of Orphan Products Development at the FDA. The orphan indication we are seeking is in cancer patients with painful chronic chemotherapy induced peripheral neuropathy (CCIPN). We remain in communication with the FDA and have provided them with additional information as requested.

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

We allow for product to be returned beginning prior to and following product expiration. We do not believe that we have sufficient sales and returns history at this time to reasonably estimate product returns from our wholesaler distribution channel. Therefore, we are deferring the recognition of revenue until the wholesalers sells their product to hospitals or other end-user customers. We will continue to defer revenue recognition until the point at which we have obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to hospitals or other end-user customers have occurred. Revenue is recognized from product sales directly to hospitals, clinics, and pharmacies when the merchandised is shipped.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At March 31, 2013 and March 31, 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718, Compensation-Stock Compensation”). For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for our common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Please refer to Note 6 - Share Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales and cost of sales increased to $21,180 and $17,510 for the three months ended March, 31, 2013, respectively over the comparable prior year quarter due to the launch of Soltamox in the fourth quarter of 2012.

Sales and marketing costs consist of salaries, and benefits to sales and marketing personnel, marketing programs, and distribution establishment costs. Sales and marketing expense increased $622,289 from $75,266 for the three months ended March 31, 2012 to $697,555 for the corresponding 2013 period as a result of the Company’s merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect and Soltamox. Prior to the merger with Oncogenerix, the company had no sales and marketing.

Research and development expenses increased $368,660 from $315,836 for the three months ended March 31, 2012 to $684,496 for the corresponding 2013 period, as a result of consulting expenses associated with Soltamox and manufacturing costs associated with the KRN5500 program.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. General and administrative expenses decreased $293,711 from $1,486,986 for the three months ended March 31, 2012 to $1,193,275 for the corresponding 2013 period, primarily as a result of the absence of merger costs related to the Oncogenerix merger that occurred during the 2012 first quarter and reduced audit and tax expenses.

Depreciation and amortization expense decreased $13,461 from $169,228 for the three months ended March 31, 2012 to $155,767 for the corresponding 2013 period, primarily as a result of lower amortization expense.

Other income (expense), net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations. Other income (expense) increased $92,258 from ($10) for the three months ended March 31, 2012 to $92,248 for the corresponding 2013 period, primarily as a result of the gain on sale of the remainder of its marketable securities.

Liquidity and Capital Resources

Overview

From inception through March 31, 2013, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $50,917,980 in net proceeds, and (2) the sale of marketable securities and securities held in subsidiary companies through which we raised $7,199,945.

At March 31, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $7,299,984. As of March 31, 2013, we had net working capital of $6,584,319. Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the three months ended March 31, 2013, cash used in our operating activities was $2,996,368. Cash used in operating activities was primarily due to the $2,663,759 consolidated net loss and a decrease in accounts payable and accrued liabilities of $851,707, which was partially offset by non-cash stock-based compensation of $312,729 and depreciation and amortization of $155,767.

During the three months ended March 31, 2013, cash provided by investing activities was $94,005 related to the net proceeds received from the sale of the Company’s remaining marketable securities.

During the three months ended March 31, 2013, cash provided by financing activities was $3,705,890.  We generated $2,515,729 of net cash from the offering of Series B-3 and B-4 convertible preferred stock and warrants and $1,221,099 from the exercise of warrants during the period, which was partially offset by $30,936 of payments on capital leases and other financing agreements.

Financial Condition

We believe we have sufficient working capital to continue our operations through 2013. However, we expect to require additional investment capital to pursue our future business plan. Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts as well the level of costs we incur in building our portfolio of products and expanding our sales and marketing organization and our ability to license our technologies to third parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

On February 23, 2013, we entered into letter agreement with BTIG, LLC pursuant to which we agreed to issue a warrant to purchase 150,000 shares of common stock as consideration for consulting services to be rendered to us by BTIG, LLC pursuant to the agreement. The warrant has a term of five years and an exercise price of $1.02, but may also be converted to common stock by means of a cashless exercise.

The warrant was issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 10, 2013, the Board of Directors of the Company approved the Amended and Restated Employment Agreements (the “Employment Agreements”), between the Company and each of David Drutz and Christopher Clement. Under the Employment Agreements, the term of the agreements has been increased from 2 to 3 years to expire on January 17, 2015. The Employment Agreement for Dr. Drutz further provides that if he is terminated in connection with a “Change in Control” event (as such term is defined in the agreements) he will receive a lump sum cash payment equal to 2 times the sum of his then-current annual base salary plus his then-current cash bonus amount, on the 60th day following his involuntary termination. If Mr. Clement is terminated in connection with a “Change in Control” event, he will receive a lump sum cash payment equal to the greater of 1.5 times his then-current base salary plus his then-current target cash bonus amount or the aggregate amount of base salary (at the then-current amount) and prorated target bonus payments that would otherwise be payable over the remaining balance of the Initial term, on the 60th day following his involuntary termination. Additionally, Mr. Clement’s annual bonus eligibility has been increased from up to 50% of his then base salary to up to 75% of his then base salary and his vacation entitlement has been increased from 15 vacation days per year to 20 vacation days per year.

Copies of the Employment Agreements are filed with this Form 10-Q as Exhibits 10.2 and 10.3, respectively, and are hereby incorporated herein by reference. The foregoing descriptions of the Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements.

ITEM 6.  EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2013.

DARA BIOSCIENCES, INC.

Date: May 15, 2013	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer

Date: May 15, 2013	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

3.2	Certificate of Amendment to Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2010

3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on January 18, 2012

3.5	Certificate of Designation of Preferences, Rights, and Limitations of Series B-2 Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on April 9, 2012

3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series B-3 Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on December 31, 2012

3.7	Certificate of Designation of Preferences, Rights, and Limitations of Series B-4 Convertible Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on December 31, 2012

3.8	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Report on Form 8-K filed on February 12, 2008

10.1	Employment Agreement, dated March 1, 2013, by and between DARA BioSciences, Inc. and David L. Tousley	Incorporated by reference to the Company’s Report on Form 8-K filed on March 5, 2013

10.2	Amended and Restated Employment Agreement, dated May 10, 2013, by and between DARA BioSciences, Inc. and David Drutz

10.3	Amended and Restated Employment Agreement, dated May 10, 2013, by and between DARA BioSciences, Inc. and Christopher Clement

31.1	Certification of David J. Drutz, M.D.. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013

31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013