Form 10-Q
period 2013-06-30
DARA BioSciences, Inc.
filed 2013-08-14
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

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

The number of shares outstanding of the Registrant’s common stock as of August 13, 2013 was approximately 25,000,961.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,940,899	$6,496,457
Investment-available-for-sale, at fair value	–	96,346
Accounts receivable	146,817	173,382
Inventory	151,233	125,275
Prepaid expenses and other assets, current portion	327,200	153,367
Total current assets	5,566,149	7,044,827

Furniture, fixtures and equipment, net	51,505	50,190
Restricted cash	12,879	12,875
Prepaid expenses and other assets, net of current portion	–	54,439
Intangible assets, net	3,532,549	3,708,569
Goodwill	821,210	821,210
Total assets	$9,984,292	$11,692,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$626,079	$1,382,881
Accrued liabilities	441,318	326,713
Accrued compensation	90,000	172,250
Deferred revenue	190,622	149,848
Capital lease obligation, current portion	3,568	7,170
Total current liabilities	1,351,587	2,038,862

Deferred lease obligation	60,568	40,865
License milestone liability, non-current	630,049	599,446
Capital lease obligation, net of current portion	18,094	19,962

Total liabilities	2,060,298	2,699,135

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2013 and December 31, 2012.
Series A Preferred stock, 4,800 shares designated,
828 shares issued and outstanding at June 30, 2013, and December 31, 2012.	8	8
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at June 30, 2013,
1,110 shares issued and outstanding at December 31, 2012.	1	11
Series B3 Preferred stock, 2,550 shares designated,
0 shares issued and outstanding at June 30, 2013, and December 31, 2012.	–	–
Series B4 Preferred stock, 250 shares designated,
250 shares issued and outstanding at June 30, 2013,
0 shares issued and outstanding at December 31, 2012.	3	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
25,000,961 shares issued and outstanding at June 30, 2013,
18,947,094 shares issued and outstanding at December 31, 2012,	250,010	189,471
Accumulated other comprehensive income, net of taxes	–	45,469
Additional paid-in capital	60,680,254	56,430,227
Accumulated deficit	(52,104,370)	(47,027,581)

Total stockholders’equity before noncontrolling interest	8,825,906	9,637,605
Noncontrolling interest	(901,912)	(644,630)

Total stockholders' equity	7,923,994	8,992,975

Total liabilities and stockholders’ equity	$9,984,292	$11,692,110

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net product revenues	$76,936	$–	$98,116	$–
Cost of products sold	8,754	–	26,261	–
Gross margin	68,182	-	71,855	-

Operating expenses:
Sales and marketing	887,596	333,026	1,585,151	408,292
Research and development	508,905	546,215	1,193,401	862,051
General and administrative	1,251,737	847,100	2,445,012	2,334,086
Depreciation and amortization of intangibles	156,156	172,464	311,923	341,692
Total operating expenses	2,804,394	1,898,805	5,535,487	3,946,121
Loss from operations	(2,736,212)	(1,898,805)	(5,463,632)	(3,946,121)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	–	–	71,712	–
Other income, net	81,776	–	119,966	–
Interest (expense) income, net	(15,879)	3,057	(33,533)	3,047
Other income	65,897	3,057	158,145	3,047

Net loss before income tax expense	(2,670,315)	(1,895,748)	(5,305,487)	(3,943,074)
Income tax benefit (expense)	–	322,715	(28,584)	322,715
Consolidated net loss	(2,670,315)	(1,573,033)	(5,334,071)	(3,620,359)
Loss attributable to noncontrolling interest	116,111	100,512	257,282	163,962
Loss attributable to controlling interest	$(2,554,204)	$(1,472,521)	$(5,076,789)	$(3,456,397)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.10)	$(0.14)	$(0.21)	$(0.41)

Shares used in computing basic and diluted net loss per
common share	25,000,961	10,159,163	23,990,576	8,482,078

Comprehensive Loss:
Consolidated net loss	$(2,670,315)	$(1,573,033)	$(5,334,071)	$(3,620,359)
Other comprehensive income (loss)
Unrealized gain (loss) on investments available for sale	-	836,049	(2,341)	836,049
Reclassification adjustments for gains included in net loss	-	-	(71,712)	-
Income taxes related to other comprehensive income (loss)	-	(322,715)	28,584	(322,715)
Other comprehensive income (loss), net of tax	-	513,334	(45,469)	513,334
Comprehensive Loss	(2,670,315)	(1,059,699)	(5,379,540)	(3,107,025)
Comprehensive loss attributable to noncontrolling interest	116,111	100,512	257,282	163,962
Comprehensive loss attributable to controlling interest	$(2,554,204)	$(959,187)	$(5,122,258)	$(2,943,063)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2013	2012
Operating activities
Consolidated net loss	$(5,334,071)	$(3,620,359)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	311,923	341,692
Deferred income tax expense (benefit)	28,584	(322,715)
Accretion of debt discount and other	33,677	–
Share-based compensation	573,731	290,611
Gain on sale of investments	(71,712)	–
Deferred lease obligation	19,703	4,523
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	26,565	(101,448)
Inventory	(25,958)	–
Prepaid expenses and other assets	47,078	85,821
Accounts payable and accrued liabilities	(891,402)	(144,925)
Net cash used in operating activities	(5,281,882)	(3,466,800)

Investing activities
Purchases of furniture, fixtures and equipment	(12,218)	(16,964)
Cash received in the Oncogenerix merger	–	10,632
Purchase of investments in affiliates	–	(29,919)
Proceeds from sale of investments	94,005	–
Net cash provided by (used in) investing activities	81,787	(36,251)

Financing activities
Repayments of capital lease obligation	(5,470)	(7,362)
Repayments on other financing	(86,817)	(63,458)
Proceeds from exercise of options and warrants	1,221,099	–
Proceeds from issuance of preferred stock, common stock,
and warrants, net of issuance costs	2,515,729	10,743,968
Change in restricted cash	(4)	(10)
Net cash provided by financing activities	3,644,537	10,673,138

Net (decrease) increase in cash and cash equivalents	(1,555,558)	7,170,087

Cash and cash equivalents at beginning of period	6,496,457	1,179,157
Cash and cash equivalents at end of period	$4,940,899	$8,349,244

Supplemental disclosure of non-cash financing activity
Common stock and contingent consideration issued in Oncogenerix merger	–	2,764,109
Shares issued to third party for services	–	74,210

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months ended June 30, 2013

														Stockholders’
													Accumulated	Equity
	Series A		Series B-2		Series B-3		Series B-4				Additional		Other	Before		Total
	Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Comprehensive	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Income	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	828	$8	1,110	$11	–	$–	–	$–	18,947,094	$189,471	$56,430,227	$(47,027,581)	$45,469	$9,637,605	$(644,630)	$8,992,975

Share-based compensation	–	–	–	–	–	–	–	–	40,000	400	573,331	–	–	573,731	–	573,731
Issuance of B-3 and B-4 preferred stock, net of issuance costs of $284,272					2,550	26	250	3			2,515,700			2,515,729		2,515,729
Retirement of stock									(200,000)	(2,000)	2,000			–		–
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	–	–	1,463,874	14,639	1,206,460	–		1,221,099	–	1,221,099
Conversion of preferred stock to common stock	–	–	(1,060)	(10)	(2,550)	(26)	–	–	4,749,993	47,500	(47,464)	–		–	–	–
Net change in unrealized gain on investments available-for-sale, net of taxes													(45,469)	(45,469)		(45,469)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(5,076,789)	–	(5,076,789)	(257,282)	(5,334,071)

Balance at June 30, 2013	828	$8	50	$1	–	$-	250	$3	25,000,961	$250,010	$60,680,254	$(52,104,370)	$-	$8,825,906	$(901,912)	$7,923,994

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

 The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product Soltamox® (tamoxifen citrate) oral solution.   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 12, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PV) and sodium hyaluronate (hyaluronic acid), for the treatment of certain approved indications in the U.S.  Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.  In addition, the Company has a marketing agreement with Innocutis Holdings, LLC pursuant to which it promotes Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  The Company is looking to partner the drug with an established oncology development company to undertake and support further development costs.

As part of the Company’s strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, the Company granted T3D Therapeutics, Inc. (T3D) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which it had previously developed through Phase 1 clinical trials for the treatment of diabetes and dyslipidemia.  Pursuant to the Company’s agreement with T3D, it received $250,000 in connection with the execution of the agreement and is to be paid another $250,000 no later than December 20, 2013.  The Company intends to use these license fees to eliminate $500,000 in existing liabilities associated with DB959.  The Company is also entitled to receive certain milestone payments upon achievement of certain development milestones by T3D.

The Company launched Soltamox in the U.S. in late October 2012 and subsequently launched its second product, Gelclair in April 2013. Since inception, the Company had been in the development stage as defined by FASB Accounting Standards (“ASC”), 915, Development Stage Entities. With the launch of Soltamox and the commencement of principal operations, the Company is no longer considered to be in the development stage and the financial statement presentation has been modified accordingly.  In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the end of 2013.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., and Oncogenerix, Inc (which are each wholly owned by the Company), and DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company). The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of June 30, 2013 and December 31, 2012, the Company had bank balances of $4,698,666 and $6,290,795, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top three customers, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation, represented 92% of our gross trade accounts receivable as of June 30, 2013.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Sales and Marketing Costs

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, marketing programs, co-pay assistance and administration costs and advertising costs.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, costs associated with clinical trials, including amounts paid to contract research organizations and clinical investigators, clinical material manufacturing costs, process development and clinical supply costs, research costs, patent costs and other consulting and professional services.

Goodwill and Intangible Assets

Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired, including identifiable intangible assets, and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. Other purchases of intangible assets, including product rights, are recorded at cost.

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of June 30, 2013 and December 31, 2012, the Company had an aggregate of $3.5 million and $3.7 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 5.1 to 9.3 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. The Company performs its evaluation of goodwill annually. There was no impairment to goodwill recognized during the three and six months ended June 30, 2013.

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

Revenue Recognition

The Company recognizes sales revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable   The Company sells mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory.

The Company allows for product to be returned beginning prior to and following product expiration. The Company does not believe it has sufficient experience with the product and the related wholesaler distribution channel at this time to reasonably estimate product returns from its wholesalers while the wholesalers are still holding the inventory. Therefore, the Company is deferring the recognition of revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers. It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to hospitals or other end-user customers have occurred.   Revenue is recognized from product sales directly to hospitals, clinics, and pharmacies when the merchandise is shipped.

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

Share-Based Compensation Valuation and Expense

Share-based compensation for stock and stock-based awards issued to employees and non-employee directors, is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation, and, is recorded as a compensation charge based on the fair value of the award on the date of grant. Share based compensation for stock and stock-based awards issued to non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments is accounted for using the fair value method prescribed by FASB ASC 505-50, Equity-Based Payment to Non-Employees, and is recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 7 for further information.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income unrealized gains and losses on available-for-sale investments. The Company displays comprehensive income and its components as part of the consolidated statements of net loss and comprehensive loss and in its consolidated statements of shareholder equity.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At June 30, 2013 and December 31, 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the six month periods ended June 30, 2013 and 2012 as their effect is anti-dilutive.  For the six month period ended June 30, 2013 and 2012 there were no in-the-money common stock equivalents.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss attributable to controlling interest	$(2,554,204)	$(1,472,521)	$(5,076,789)	$(3,456,397)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	25,000,961	10,159,163	23,990,576	8,482,078

Basic and diluted net loss per common share attributable to controlling interest	$(0.10)	$(0.14)	$(0.21)	$(0.41)

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI Interventions became a publicly traded company on May 18, 2012.  The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the six month period ended June 30, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.  There were no sales of MRI shares and no gain or loss recognized during the six month period ended June 30, 2012.

As of December 31, 2012, the fair value of the Company’s investment in MRI was $96,346. Unrealized holding gains, net of tax, on available-for-sale securities were $45,469 as of December 31, 2012.

4.  Merger

On January 17, 2012, the Company merged with Oncogenerix, Inc., a specialty pharmaceutical company focused on the identification, development and commercialization of branded and generic oncology and oncology support pharmaceutical products, as a result of which Oncogenerix became a wholly-owned subsidiary of DARA.  The Directors of DARA believed the acquisition of Oncogenerix and the rights to Soltamox leveraged DARA's existing cancer drug development program and provided DARA with the possibility of generating near term revenue, as well as establishing a commercial platform whereby other cancer and cancer-support products may be accessed in the future through pending Oncogenerix licensing efforts. Going forward, cancer-support products and other product licensing opportunities, will be the basis of the Company's long-term product portfolio.

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

(1)
The measurement period adjustments were recorded in the fourth quarter of 2012 and primarily reflect changes in the fair value of the consideration transferred and the recording of a deferred tax liability and resulting goodwill.  The measurement period adjustments were made to reflect facts and circumstances existing as of the merger date and did not result from intervening events subsequent to the merger date.

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

5.  Gelclair License

On September 12, 2012, the Company acquired an exclusive license with Helsinn, to distribute, promote, market and sell Gelclair, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.  The Company has determined there is a strong likelihood that certain milestones under its license agreements will be reached and that the additional consideration will be paid when due.  This liability has been recorded in the Company’s financial statements at the initial discounted value of approximately $703,000. The discounted value of the additional consideration has been recorded by the Company as a non-current asset with a portion recorded as a current liability and the balance recorded as a long-term liability on its December 31, 2012 balance sheet.  The liability was discounted at the Company's estimated long-term borrowing rate.  During the six months ended June 30, 2013, the Company recorded an additional current liability of $125,000 related to certain sales milestones due under its license agreement.  The Company is amortizing these prepaid license fees over the estimated useful life of one hundred twenty months on a straight line basis, beginning with September, 2012.

6.  Stockholders’ Equity

On December 28, 2012, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of $2,800,000 of shares of Series B-3 and Series B-4 convertible preferred stock (convertible into a combined total of 3,684,210 shares of common stock).  In connection with the purchase of shares of Series B-3 and B-4 convertible preferred stock, the investor received warrants to purchase a number of shares of common stock equal to the number of shares of common stock into which such investor’s shares of Series B-3 and B-4 convertible preferred stock are convertible, at an exercise price equal to $1.05. Each warrant is exercisable at any time on or after the six-month anniversary of date of issuance (the “Initial Exercise Date”).  One-half of the warrants are exercisable for two years from the Initial Exercise Date, but not thereafter, and the other half are exercisable for five years from the Initial Exercise Date, but not thereafter.

Because the net proceeds of the offering of $2,515,729 were not received until January 2013, the transaction was accounted for in the quarter ended March 31, 2013.   Pursuant to the Amendment to Series B-2 Securities Purchase Agreement and Warrants described below, the requisite 67% of the then outstanding Series B-2 holders agreed to amend the Series B-2 purchase agreement to remove certain approval rights over subsequent Company financings previously accorded the Series B-2 holders.

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

In connection with the Series B-3 and B-4 transaction, on December 28, 2012, the Company entered into an Amendment to Series B-2 Securities Purchase Agreement and Warrants with all of the current holders of warrants issued by the Company pursuant to the securities purchase agreement, dated April 6, 2012.  Pursuant to the amendment, the warrant holders agreed to amend the April Purchase Agreement to permit the Company to conduct financings below $1.00 and the Company agreed to amend the exercise price of the warrants issued to such warrant holders.  In connection with the amendment, the exercise price of a total of 5,125,000 of $1.25 warrants was reduced to $1.00 and the exercise price of a total of 3,954,800 of $1.00 warrants was reduced to $0.80. Additionally, pursuant to the certificate of designations for Series B-2 preferred stock, the conversion price of the Company’s then outstanding shares of Series B-2 convertible preferred stock was adjusted from $1.00 to $0.76. The fair value of the warrant modifications was determined to be $238,593 and was recorded as an expense to general and administrative expense as of December 31, 2012.

On April 6, 2012, the Company entered into a securities purchase agreement with certain investors in connection with a registered public offering by the Company of 10,250 shares of the Company's Series B-2 convertible preferred stock (which were initially convertible into a total of 10,250,000 shares of common stock) and warrants to purchase up to 5,125,000 shares of the Company's common stock at an exercise price of $1.00 per share and warrants to purchase up to 5,125,000 shares of the Company's common stock at an exercise price of $1.25  per share (adjusted to $0.80 and $1.00 respectively, pursuant to the amendment described above) for gross proceeds of $10,250,000. The closing of the sale of these securities took place on April 12, 2012 for net proceeds of $9,183,468.

Shares of Series B-2 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at an initial conversion price of $1.00 per share (adjusted to $0.76). The Series B-2 warrants represent the right to acquire shares of common stock at an exercise price of $1.00 per share and $1.25 per share and will expire on April 12, 2017.

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

During the six month period ended June 30, 2013, investors in the B-2 preferred stock exercised 1,213,874 warrants at $.80 per share for proceeds of $971,099 and 250,000 warrants at $1.00 per share for proceeds of $250,000.  In addition, during the same period, investors in the B-2 preferred stock have converted 1,060 shares into 1,394,735 shares of common stock and investors in the B-3 preferred stock have converted all 2,550 shares into 3,355,258 shares of common stock.  During the six months periods ended June 30, 2012, 1,350 Series B-1 preferred shares were converted into 983,610 shares of common stock.

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

The fair value of options granted to employees and non-employee directors for the three and six months ended June 30, 2013 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Expected dividend yield	-%	-%
Expected volatility	108%	117%
Weighted-average expected life (in years)	5.7	5.9
Risk free interest rate	0.97%	0.99%
Forfeiture rate	10%	10%

The Company’s consolidated statements of operations for the three and six month periods ended June 30, 2013 and 2012, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Research and development	$11,383	$11,475	$48,107	$13,179
Sales and marketing	30,688	55,178	81,028	69,400
General and administration	109,019	102,281	330,455	133,822
Total stock-based compensation to employees
and non-employee directors	$151,090	$168,934	$459,590	$216,401

Warrants to non-employees
Other income, net	$18,224	$-	$18,224	$-
General and administrative	57,550	44,526	95,917	74,210
Total stock-based compensation to	75,774	44,526	114,141	74,210
non-employees

Total stock-based compensation	$226,864	$213,460	$573,731	$290,611

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

The Company recognized $75,774 and $114,141 share-based compensation related to the issuance of 150,000 warrants in the first quarter of 2013 at an exercise price of $1.02 to non-employees (i.e. consultants) and the issuance of 36,231 warrants in the second quarter of 2013 at an exercise price of $0.69 to non-employees in exchange for services during the three and six month periods ended June 30, 2013.  The Company recognized $44,526 and $74,210 share-based compensation related to the issuance of 150,000 warrants at an exercise price $1.50 to non-employees (i.e. consultants) in exchange for services during the three and six month periods ended June 30, 2012, respectively.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 3.0 years was $1.3 million at June 30, 2013 and over an estimated weighted-average amortization period of 3.3 years was $375,254 at June 30, 2012.

In September 2012, the Company issued 400,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services pursuant to a consulting agreement with a vendor (“the Consulting Agreement”).  The Company terminated this Consulting Agreement on January 29, 2013 and pursuant to the terms of the agreement, 200,000 of the original 400,000 shares were returned to the Company and cancelled.  In January 2013, the Company issued 40,000 additional restricted shares to these non-employees for services provided in 2012.  Although the shares were not issued until 2013, the compensation was recognized in 2012.  As of December 31, 2012, there was unrecognized compensation cost related to the 200,000 nonvested restricted shares which were subsequently forfeited.

A summary of activity under the Company’s stock option plans for the three and six months ended June 30, 2013 is as follows:

	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2012	459,033	1,331,887	$1.63
2008 Stock Plan increase	4,261,907	-	-
Options granted	(1,752,512)	1,752,512	1.00
Options forfeited	37,500	(37,500)	(1.00)
Balance at March 31, 2013	3,005,928	3,046,899	$1.28
Options granted	(500,000)	500,000	0.78
Options forfeited	51,064	(51,064)	(1.16)
Balance at June 30, 2013	2,556,992	3,495,835	$1.21

8. Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. On November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s license agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit.  As a result, Innocutis has assumed the Company’s  defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. The litigation is currently stayed pending conclusion of reexamination proceedings in the US Patent and Trademark Office involving the two patents asserted by plaintiff.  The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on these financial statements.

9. Income Taxes

As of June 30, 2013, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities.  The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized income tax expense in continuing operations of $28,584 for the six month period ended June 30, 2013.  The income tax expense is offset by an income tax benefit recognized in other comprehensive income.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. If these changes have occurred, the ultimate realization of the net operating loss and R&D credit carryforwards could be permanently impaired.

10. License Agreement

On June 17, 2013, the Company entered into a license agreement with T3D Therapeutics Inc., granting them worldwide rights to develop and commercialize DB959.  DB959 is an oral, highly selective, dual PPAR nuclear receptor agonist.  Under the terms of the agreement, the Company is eligible to receive certain license fees, milestone payments and royalty payments.  Pursuant to the Company’s agreement with T3D, it received $250,000 in connection with the execution of the agreement and is to be paid another $250,000 no later than December 20, 2013.  The Company has recognized the income from the first payment in other income, net in the consolidated statements of operations for the three and six month periods ended June 30, 2013 and expects to recognize the second payment once received or when collectability is reasonably assured.

In connection with its T3D license agreement, the Company also entered into an amendment with Bayer Healthcare LLC (“Bayer”), related to its license agreement dated October 7, 2007.  Under the terms of the original Bayer contract, the Company was obligated to pay an annual minimum fee of $250,000 to Bayer.  The agreement also calls for milestone payments to Bayer upon the achievement of certain development milestones as well as royalties upon commercial launch. The amendment approved the Company’s license agreement with T3D and reduced minimum annual payments under the original agreement with Bayer for the years 2012 and 2013 from $250,000 to $125,000.  The 2012 annual fee of $250,000 was previously recognized in research and development expense for the year ended December 31, 2012.  Due to the reduction in the payment, the Company reduced research and development expense for the three and six month periods ended June 30, 2013 by $125,000.  The 2013 Bayer minimum payment of $125,000 has been recorded as a reduction in other income, net for the three and six month periods ended June 30, 2013.   At June 30, 2013, the Company has $250,000 recorded in accounts payable for the minimum annual amounts owed to Bayer through 2013.  Beginning in 2014 and going forward, the Company’s minimum annual commitment to Bayer will equal $250,000, the same amount as  the annual commitment to be received from T3D, unless the agreement is terminated.   The development milestone payments and royalties owed to Bayer upon commercialization are equal to the amounts that the Company would receive from T3D. The T3D license agreement also provides for additional milestone payments from T3D related to achievement of certain Phase 2 and Phase 3 clinical development milestones by T3D that are above the amounts due to Bayer.

Under the terms of the T3D agreement, either party can terminate for breach by the other party with 30 days prior written notice following a 90 day cure period.  T3D will have the right to terminate after one year from the effective date of the agreement with 90 days prior written notice.

Under the terms of the Bayer agreement, either party has the right to terminate for breach by the other party.  DARA has the right to terminate at any time with 30 days prior written notice.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations, the potential delisting of our common stock from the NASDAQ Capital Market, the potential stockholder dilution that may result from future capital raising efforts, full ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit our ability to raise additional capital on terms favorable to the Company and its current stockholders, our limited operating history which may make it difficult to evaluate our business and future viability, our ability to retain our managerial personnel and to attract additional personnel, our ability to timely commercialize and generate revenues or profits from our commercial products, any revenue we generate will come from a small group of commercialized products, our ability to successfully partner our clinical stage assets as intended, the current regulatory environment in which we develop and sell our products, the market acceptance of those products, dependence on partners and third-party manufacturers, successful performance under collaborative and other commercial agreements, potential product liability risks that could exceed our liability coverage, potential risks related to healthcare fraud and abuse laws, competition from other pharmaceutical companies, biotechnology companies and other research and academic institutions, the strength of our intellectual property, the intellectual property of others and other risk factors identified in the documents we have filed, or will file, with the SEC.  We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as  result of various factors, including, among others, the potential risks and uncertainties described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and in any subsequently filed Quarterly Reports on Form 10-Q. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.  Except as required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a North Carolina-based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox® (oral liquid tamoxifen).  Soltamox® has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), for the treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.  In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  We are looking to partner the drug with an established oncology development company to undertake and support further development costs.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (T3D) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR nuclear receptor agonist, which we had previously developed through Phase I clinical trials for the treatment of diabetes and dyslipidemia.  Pursuant to our agreement with T3D, we received $250,000 in connection with the execution of the agreement and are to be paid another $250,000 no later than December 20, 2013.  We intend to use these license fees to eliminate $500,000 in existing liabilities associated with DB959.  The Company is also entitled to receive certain milestone payments upon achievement of certain development milestones by T3D.

In our sales and marketing efforts we are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of our own specialized sales organization, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations.  As we gain additional commercial experience with our current products, we may expand our sales force activities.

In order to successfully achieve these goals, having sufficient liquidity is very important since we have generated minimal revenues from operations to date. We have previously liquidated or distributed to our stockholders some of our investments made in other companies. Our primary source of working capital has been from the proceeds of investments made in other companies as well as capital raised from the sale of our securities. We expect to continue to incur operating losses in the near-term. Our results may vary depending on many factors, including the success of our building a successful sales and marketing organization, our ability to properly anticipate customer needs and the progress of licensing activities of KRN5500 with pharmaceutical partners. We continue to pursue other in-licensing opportunities for approved products.

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

     Soltamox

Soltamox (tamoxifen citrate) oral solution, our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer. Soltamox is the only liquid formulation of tamoxifen available for sale in the United States. As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd., a U.K. based manufacturer, for rights to market Soltamox in the United States. Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd. Soltamox is protected by a U.S. issued patent which expires in June 2018. Under the License Agreement, the Company is obligated to meet minimum sales thresholds during the License Agreement’s seven-year term. We launched Soltamox in the U.S. in the fourth quarter of 2012.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups. The National Cancer Institute (NCI) estimated in 2012 that 229,060 women would be diagnosed with breast cancer and 39,920 women would die as a result of the disease. Tamoxifen therapy is generally indicated for breast cancer patients for up to 5 years.

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

Gelclair

On September 7, 2012, we entered into a distribution and license agreement with Helsinn Healthcare SA.  The Company was granted an exclusive license to distribute, promote, market and sell Gelclair for treatment of certain approved indications in the United States.  Gelclair, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), is an FDA-cleared product indicated for the treatment of oral mucositis. Gelclair is protected by a U.S. issued patent which expires in 2021. Under the License Agreement, the Company is obligated to meet minimum sales thresholds during the License Agreement’s ten-year term.  The License Agreement also provides that the Company will receive exclusive rights to distribute, promote, market and sell Gelclair for an additional indication if Helsinn is able to obtain regulatory approval for such indication.  We launched Gelclair in the U.S. in April, 2013.

Bionect

On March 23, 2012, we entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which we  promote Bionect (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns. Previously, Bionect was promoted and sold by Innocutis only in the dermatology market.  Bionect is currently being promoted and sold by Innocutis in the dermatology market.   Bionect is protected by a U.S. issued patent that expires in 2016. The Company will be compensated by Innocutis for each unit sold in the U.S. oncology and radiation oncology market.  The Company began promoting Bionect in the U.S. oncology and radiation oncology market in the second quarter of 2012.

Clinical Stage Assets

While we have two clinical stage assets, we do not intend to further develop either asset on our own.  Our clinical stage assets are as follows:

●	KRN5500, a phase 2a drug targeted for treating painful treatment-refractory chronic chemotherapy induced peripheral neuropathy in cancer patients; and

●	DB959, a first-in-class drug candidate for the treatment of type 2 diabetes and dyslipidemia.

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of painful chronic chemotherapy induced peripheral neuropathy in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have improved and simplified the formulation and manufactured new drug substance for the next clinical trial.  We are working with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are looking to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program.

On November 8, 2012 we submitted a request seeking Orphan designation for KRN5500 to the Office of Orphan Products Development at the FDA.  The orphan indication we are seeking is in cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  We are in communication with the FDA regarding this orphan application and have recently on August 8, 2013  provided them with additional information as requested.

DB959

DB959 comes from a family of PPAR alpha/delta/gamma agonists licensed from Bayer Pharmaceuticals Corporation. DB959 is an oral, highly selective, dual PPAR nuclear receptor agonist. The drug activates genes involved in the metabolism of sugars and fats, thereby improving the body’s ability to regulate both aspects of diabetes. DB959 has successfully completed Phase 1 trials, in which it demonstrated a good safety profile even when dosed at approximately 10 times the anticipated human dose. DB959 is outside the scope of our therapeutic focus.  Accordingly, as part of our strategic plan to focus on the commercialization of oncology supportive care products, during the second quarter of 2013, we granted T3D Therapeutics, Inc. the exclusive worldwide rights to develop and commercialize DB959.

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

Revenue Recognition

We recognize sales revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable   We sell mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although we offer certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At June 30, 2013 and 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718, Compensation-Stock Compensation”).  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for our common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Please refer to Note 7 - Share Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net revenues and cost of product sales increased to $76,936 and $8,754 for the three months ended June 30, 2013, respectively over the comparable prior year quarter due to the launch of Soltamox in the fourth quarter of 2012 and the launch of Gelclair in the second quarter of 2013.  There were no revenues recognized in the second quarter of 2012.

Sales and marketing costs consist of salaries and benefits to sales and marketing personnel, marketing programs, and distribution establishment costs.  Sales and marketing expense increased by $554,570 from $333,026 for the three months ended June 30, 2012 to $887,596 for the corresponding 2013 period as a result of the Company’s merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect, Soltamox and Gelclair.  In the 2012 period, we were in the process of building the necessary commercial infrastructure.

Research and development expenses decreased by $37,310 from $546,215 for the three months ended June 30, 2012 to $508,905 for the corresponding 2013 period, as a result of the $125,000 credit of expense associated with the Bayer license amendment which reduced the 2012 minimum payment from $250,000 to $125,000, offset by consulting expenses associated with Soltamox and clinical Active Pharmaceutical Ingredient “API” manufacturing costs associated with the KRN5500 program in order to better position the program for partnering discussions.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased by $404,637 from $847,100 for the three months ended June 30, 2012 to $1,251,737 for the corresponding 2013 period, primarily as a result of increased personnel costs partially offset by decreased SEC expenses.

Depreciation and amortization expense decreased by $16,308 from $172,464 for the three months ended June 30, 2012 to $156,156 for the corresponding 2013 period, primarily as a result of lower amortization expense.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income changed by $62,840 from $3,057 of income for the three months ended June 30, 2012 to $65,897 of income for the corresponding 2013 period, primarily as a result of $250,000 license revenue recognized during the second quarter of 2013 related to the sublicense of DB959 to T3D Therapeutics, Inc., partially offset by the 2013 $125,000 annual payment to Bayer, certain costs incurred in connection with the transaction and by accretion of interest expense associated with discounted Helsinn milestone liabilities.

Consolidated net loss increased by $1,097,282 from $1,573,033 for the three months ended June 30, 2012 to $2,670,315 for the corresponding 2013 period, primarily due to the factors discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenues and cost of products sold increased to $98,116 and $26,261 for the six months ended June 30, 2013, respectively over the comparable prior year quarter due to the launch of Soltamox in the fourth quarter of 2012 and the launch of Gelclair in the second quarter of 2013. There were no revenues recognized in the first half of 2012.

Sales and marketing expense increased by $1,176,859 from $408,292 for the six months ended June 30, 2012 to $1,585,151 for the corresponding 2013 period as a result of our merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect, Soltamox and Gelclair.  In the 2012 period, we were in the process of building the necessary commercial infrastructure.

Research and development expenses increased by $331,350 from $862,051 for the six months ended June 30, 2012 to $1,193,401 for the corresponding 2013 period, as a result of consulting expenses associated with Soltamox and API manufacturing costs associated with the KRN5500 program in order to better position the program for partnering discussions, partially offset by the $125,000 credit of expense associated with the Bayer license amendment which reduced the 2012 minimum payment from $250,000 to $125,000.

General and administrative expenses increased by $110,926 from $2,334,086 for the six months ended June 30, 2012 to $2,445,012 for the corresponding 2013 period, primarily as a result of increased personnel costs, partially offset by the absence of merger costs related to the Oncogenerix merger that occurred during the 2012 first quarter and reduced audit and tax expenses.

Depreciation and amortization expense decreased by $29,769 from $341,692 for the six months ended June 30, 2012 to $311,923 for the corresponding 2013 period, primarily as a result of lower amortization expense.

Other income (expense) changed by $155,098 from $3,047 of income for the six months ended June 30, 2012 to $158,145 of income for the corresponding 2013 period, primarily as a result of the $250,000 license revenue recognized during the second quarter of 2013 related to the sublicense of DB959 to T3D Therapeutics, Inc. and the gain on sale of the remainder of our marketable securities of $71,712, partially offset by the 2013 $125,000 annual payment to Bayer and certain costs incurred in connection with the transaction.

Consolidated net loss increased by $1,713,712 from $3,620,359 for the six months ended June 30, 2012 to $5,334,071 for the corresponding 2013 period, primarily due to the factors discussed above.

Liquidity and Capital Resources

Overview

At June 30, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $4,940,899. As of June 30, 2013, we had net working capital of $4,214,562.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the six months ended June 30, 2013, cash used in our operating activities was $5,281,882.  Cash used in operating activities was primarily due to the $5,334,071 consolidated net loss and a decrease in accounts payable and accrued liabilities of $891,402, which was partially offset by non-cash stock-based compensation of $573,731 and depreciation and amortization of $311,923.   The decrease in accounts payable and accrued liabilities was primarily due to the payment of the 2012 accrual for FDA fees related to Soltamox of $620,000 as well as the payment to Bayer of $250,000 of license fees.

During the six months ended June 30, 2013, cash provided by investing activities was $81,787 primarily related to the $94,005 in net proceeds received from the sale of the Company’s remaining marketable securities.

During the six months ended June 30, 2013, cash provided by financing activities was $3,644,537.   We generated $2,515,729 of net cash from the offering of Series B-3 and B-4 convertible preferred stock and warrants and $1,221,099 from the exercise of warrants during the period, which was partially offset by $92,287 of payments on capital leases and other financing agreements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013.

Nasdaq Listing

On May 13, 2013, we received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5550(a)(2), the Company has 180 calendar days, or until November 11, 2013, to regain compliance with the minimum $1.00 price per share requirement. To regain compliance, any time before November 11, 2013, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance, we may be eligible for additional time.  To qualify, we will be required to meet the continued listing requirements for The NASDAQ Capital Market, with the exception of the bid price requirement, and we will need to provide written notice of our intention to cure the deficiency during the second compliance period, by affecting a reverse stock split, if necessary.  If we meet these requirements, then we believe we will be granted an additional 180 calendar days.  NASDAQ’s notification letter has no effect on the listing of the Company’s common stock at this time.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November, 2012, a suit was filed in the United States District Court District of Columbia naming DARA as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our license agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. The litigation is currently stayed pending conclusion of reexamination proceedings in the US Patent and Trademark Office involving the two patents asserted by plaintiff. We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

On June 28, 2013, we entered into a warrant agreement with Vector Consulting, LLC (“Vector”) pursuant to which we issued warrants to purchase 36,231 shares of common stock as consideration for consulting services  rendered to us by Vector  pursuant to the engagement letter dated June 6, 2012.  The warrant has a term of five years and an exercise price of $0.69.

The warrant was issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on among other things the following facts:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2013.

DARA BIOSCIENCES, INC.

Date: August 14, 2013	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer

Date: August 14, 2013	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer

EXHIBIT INDEX

10.1
Exclusive Distribution Agreement dated June 29, 2011 by and between Oncogenerix, Inc. and Rosemont Pharmaceuticals, Limited (Incorporated by reference to Exhibit 10.36 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed March 13, 2012.  Confidential treatment requested for certain portions of this Agreement.)

10.2
Distribution and License Agreement between Helsinn Healthcare SA and DARA BioSciences, Inc., dated September 7, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.  Confidential Treatment requested for certain portions of this Agreement.)

31.1	Certification of David J. Drutz, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013 *
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013 *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013 **
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Extension Calculation Linkbase***
101.DEF	XBRL Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
_______________
* Filed herewith.
**Furnished herewith
***Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of The Securities Act of 1933, is deemed not filed for purposes of Section 18 of The Securities Exchange Act of 1934, and otherwise is not subject of liability under these sections.