Form 10-Q
period 2013-09-30
DARA BioSciences, Inc.
filed 2013-11-13
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or
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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2013 was 30,973,850.

Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,584,672	$6,496,457
Investment-available-for-sale, at fair value	–	96,346
Accounts receivable, net	144,234	173,382
Inventory, net	157,990	125,275
Prepaid expenses and other assets, current portion	221,964	153,367
Total current assets	3,108,860	7,044,827

Furniture, fixtures and equipment, net	45,847	50,190
Restricted cash	12,880	12,875
Prepaid expenses and other assets, net of current portion	–	54,439
Intangible assets, net	3,378,630	3,708,569
Goodwill	821,210	821,210
Total assets	$7,367,427	$11,692,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$491,580	$1,382,881
Accrued liabilities	486,494	326,713
Accrued compensation	152,840	172,250
Deferred revenue	126,766	149,848
Capital lease obligation, current portion	3,738	7,170
Total current liabilities	1,261,418	2,038,862

Deferred lease obligation	66,648	40,865
License milestone liability, non-current	645,932	599,446
Capital lease obligation, net of current portion	17,093	19,962

Total liabilities	1,991,091	2,699,135

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2013 and December 31, 2012.
Series A Preferred stock, 4,800 shares designated,
578 shares issued and outstanding at September 30, 2013,	5	8
828 issued and outstanding at December 31, 2012.
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at September 30, 2013,
1,110 shares issued and outstanding at December 31, 2012.	1	11
Series B3 Preferred stock, 2,550 shares designated,
0 shares issued and outstanding at September 30, 2013, and December 31, 2012.	–	–
Series B4 Preferred stock, 250 shares designated,
250 shares issued and outstanding at September 30, 2013,
0 shares issued and outstanding at December 31, 2012.	3	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
25,212,636 shares issued and outstanding at September 30, 2013,
18,947,094 shares issued and outstanding at December 31, 2012,	252,127	189,471
Accumulated other comprehensive income, net of taxes	–	45,469
Additional paid-in capital	60,766,959	56,430,227
Accumulated deficit	(54,638,499)	(47,027,581)

Total stockholders’equity before noncontrolling interest	6,380,596	9,637,605
Noncontrolling interest	(1,004,260)	(644,630)

Total stockholders' equity	5,376,336	8,992,975

Total liabilities and stockholders’ equity	$7,367,427	$11,692,110

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net product revenues	$138,886	$–	$237,002	$–
Cost of products sold	124,052	–	150,313	–
Gross margin	14,834	-	86,689	-

Operating expenses:
Sales and marketing	1,084,731	534,181	2,669,882	942,473
Research and development	453,024	357,780	1,646,425	1,219,831
General and administrative	937,621	1,053,199	3,382,633	3,387,285
Depreciation and amortization of intangibles	159,577	180,628	471,500	522,320
Total operating expenses	2,634,953	2,125,788	8,170,440	6,071,909
Loss from operations	(2,620,119)	(2,125,788)	(8,083,751)	(6,071,909)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	–	110,309	71,712	110,309
Other income, net	–	–	119,966	–
Interest (expense) income, net	(16,358)	2,343	(49,891)	5,390
Other income (expense)	(16,358)	112,652	141,787	115,699

Net loss before income tax expense	(2,636,477)	(2,013,136)	(7,941,964)	(5,956,210)
Income tax benefit (expense)	–	(71,480)	(28,584)	251,235
Consolidated net loss	(2,636,477)	(2,084,616)	(7,970,548)	(5,704,975)
Loss attributable to noncontrolling interest	102,348	101,244	359,630	265,206
Loss attributable to controlling interest	$(2,534,129)	$(1,983,372)	$(7,610,918)	$(5,439,769)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.10)	$(0.16)	$(0.31)	$(0.55)

Shares used in computing basic and diluted net loss per
common share	25,036,272	12,707,938	24,342,972	9,900,980

Comprehensive loss:
Consolidated net loss	$(2,636,477)	$(2,084,616)	$(7,970,548)	$(5,704,975)
Other comprehensive income (loss):
Unrealized gain (loss) on investments available for sale	-	(74,872)	(2,341)	761,177
Reclassification adjustments for gains included in net loss	-	(110,309)	(71,712)	(110,309)
Income taxes related to other comprehensive income (loss)	-	71,480	28,584	(251,235)
Other comprehensive income (loss), net of tax	-	(113,701)	(45,469)	399,633
Comprehensive loss	(2,636,477)	(2,198,317)	(8,016,017)	(5,305,342)
Comprehensive loss attributable to noncontrolling interest	102,348	101,244	359,630	265,206
Comprehensive loss attributable to controlling interest	$(2,534,129)	$(2,097,073)	$(7,656,387)	$(5,040,136)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2013	2012
Operating activities
Consolidated net loss	$(7,970,548)	$(5,704,975)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	471,500	522,320
Deferred income tax expense (benefit)	28,584	(251,235)
Accretion of debt discount and other	49,560	–
Share-based compensation	717,760	603,682
Gain on sale of investments	(71,712)	(110,309)
Deferred lease obligation	25,783	18,145
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	29,148	(81,158)
Inventory	(32,715)	–
Prepaid expenses and other assets	152,314	234,288
Accounts payable and accrued liabilities	(926,115)	309,203
Net cash used in operating activities	(7,526,441)	(4,460,039)

Investing activities
Purchases of furniture, fixtures and equipment	(12,218)	(16,964)
Purchase of license rights	–	(375,000)
Cash received in the Oncogenerix merger	–	10,632
Purchase of investments in affiliates	–	(29,919)
Proceeds from sale of investments	94,005	132,990
Net cash provided by (used in) investing activities	81,787	(278,261)

Financing activities
Repayments of capital lease obligation	(6,301)	(11,259)
Repayments on other financing	(142,443)	(109,971)
Proceeds from exercise of options and warrants	1,221,099	1,170,200
Net proceeds from issuance of preferred stock and common stock	2,460,519	10,743,969
Change in restricted cash	(5)	25,680
Net cash provided by financing activities	3,532,869	11,818,619

Net (decrease) increase in cash and cash equivalents	(3,911,785)	7,080,319

Cash and cash equivalents at beginning of period	6,496,457	1,179,157
Cash and cash equivalents at end of period	$2,584,672	$8,259,476

Supplemental disclosure of non-cash financing activity
Common stock and contingent consideration issued in Oncogenerix merger	$-	$2,764,109
Shares issued to third party for services	–	218,000
License milestone liability	125,000	703,634

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months ended September 30, 2013

														Stockholders’
													Accumulated	Equity
	Series A		Series B-2		Series B-3		Series B-4				Additional		Other	Before		Total
	Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Comprehensive	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Income	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	828	$8	1,110	$11	–	$–	–	$–	18,947,094	$189,471	$56,430,227	$(47,027,581)	$45,469	$9,637,605	$(644,630)	$8,992,975

Share-based compensation	–	–	–	–	–	–	–	–	40,000	400	717,360	–	–	717,760	–	717,760
Issuance of B-3 and B-4 preferred stock, net of issuance costs of $284,272	–	–	–	–	2,550	26	250	3	–	–	2,515,700	–	–	2,515,729	–	2,515,729
Retirement of common stock	–	–	–	–	–	–	–	–	(200,000)	(2,000)	2,000	–	–	–	–	–
Issuance of common stock, net of issuance costs of $112,000	–	–	–	–	–	–	–	–	111,675	1,117	(56,327)	–	–	(55,210)	–	(55,210)
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	–	–	1,463,874	14,639	1,206,460	–	–	1,221,099	–	1,221,099
Conversion of preferred stock to common stock	(250)	(3)	(1,060)	(10)	(2,550)	(26)	–	–	4,849,993	48,500	(48,461)	–	–	0	–	0
Net change in unrealized gain on investments available-for-sale, net of taxes	–	–	–	–	–	–	–	–	–	–	–	–	(45,469)	(45,469)	–	(45,469)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(7,610,918)	–	(7,610,918)	(359,630)	(7,970,548)

Balance at September 30, 2013	578	$5	50	$1	–	$-	250	$3	25,212,636	$252,127	$60,766,959	$(54,638,499)	$-	$6,380,596	$(1,004,260)	$5,376,336

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

 The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product Soltamox® (tamoxifen citrate) oral solution.   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 12, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), for the treatment of certain approved indications in the U.S.  Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.  In addition, on March 23, 2012,  the Company entered into a  marketing agreement with Innocutis Holdings, LLC pursuant to which it promotes Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA and the Company has submitted an application and is in the process of seeking orphan drug designation.  The Company is looking to partner the drug with an established pharmaceutical development company to undertake and support further development costs.

As part of the Company’s strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, the Company granted T3D Therapeutics, Inc. (T3D) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which it had previously developed through Phase 1 clinical trials.  Pursuant to the Company’s agreement with T3D, it received $250,000 in connection with the execution of the agreement and is to be paid another $250,000 no later than December 20, 2013.  The Company used the initial $250,000 to pay off $250,000 in existing liabilities payable to Bayer Healthcare LLC, (“Bayer”).  The Company is also entitled to receive certain milestone payments upon achievement of certain development milestones by T3D.  T3D is a private development stage company.

The Company launched Soltamox in the U.S. in late October 2012 and subsequently launched its second product, Gelclair in April 2013. Since inception, the Company had been in the development stage as defined by FASB Accounting Standards (“ASC”), 915, Development Stage Entities. With the launch of Soltamox and the commencement of principal operations, the Company is no longer considered to be in the development stage and the financial statement presentation has been modified accordingly.  In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S.  Based on the Company’s current operating plan as of September 30, 2013, the Company believes that its existing cash and cash equivalents provide for sufficient resources to fund its currently planned operations through the end of 2013.  See Note 11.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows, and consolidated statement of stockholders’ equity for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Investments

The Company accounts for its investment in marketable securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. See Note 3 for further information. FASB ASC 320 requires certain securities to be classified into three categories:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of September 30, 2013 and December 31, 2012, the Company had bank balances of $2,446,839 and $6,290,795, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top three customers represented 86% of our gross trade accounts receivables as of September 30, 2013 as follows:  Customer A – 65%; Customer B – 20%; and Customer C 1%.

Inventories

The Company states its finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. The Company measures inventory adjustments as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charges these adjustments to the provision for inventory, which is a component of cost of sales.  During the three and nine months ended September 30, 2013, the Company recorded an inventory write down of approximately $81,000 associated with inventory still in its warehouse that is approaching product expiration.

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

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, clinical material manufacturing costs, process development, research costs, patent costs, pharmacovigilence costs, PDUFA fees, regulatory costs and other consulting and professional services.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of September 30, 2013 and December 31, 2012, the Company had an aggregate of $3.4 million and $3.7 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 4.8 to 9.0 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. The Company performs its evaluation of goodwill annually. There was no impairment to goodwill recognized during the three and nine months ended September 30, 2013.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no asset impairment recognized during the three and nine months ended September 30, 2013.

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

The Company allows for product to be returned beginning prior to and following product expiration. The Company does not believe it has sufficient experience with the product and the related wholesaler distribution channel at this time to reasonably estimate product returns from its wholesalers while the wholesalers are still holding the inventory. Therefore, the Company is deferring the recognition of revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers. It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to hospitals or other end-user customers have occurred.   Revenue is recognized from product sales directly to hospitals, clinics, and pharmacies when the product is shipped.

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

●
Although the Company does not have significant experience with its current products, the returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period.  These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by the Company to other third party purchasers.  As the Company gains greater experience with actual returns related to its specific products the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

Share-Based Compensation Valuation and Expense

Share-based compensation for stock and stock-based awards issued to employees and non-employee directors, is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation, and, is recorded as compensation expense over the vesting period based on the fair value of the award on the date of grant. Share based compensation for stock and stock-based awards issued to non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments is accounted for using the fair value method prescribed by FASB ASC 505-50, Equity-Based Payment to Non-Employees, and is recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 7 for further information.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income consisting of unrealized gains and losses on available-for-sale investments, reclassification adjustments for gains included in net loss and the related tax effects. The Company displays comprehensive income (loss) and its components as part of the consolidated statements of operations and comprehensive loss and in its consolidated statements of shareholders’ equity.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At September 30, 2013 and December 31, 2012, a valuation allowance has been recorded to reduce the net deferred tax assets to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the nine month periods ended September 30, 2013 and 2012 as their effect is anti-dilutive.  For the nine month period ended September 30, 2013 and 2012 there were no in-the-money common stock equivalents.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss attributable to controlling interest	$(2,534,129)	$(1,983,372)	$(7,610,918)	$(5,439,769)

Weighted-average shares used in computing basic and diluted net loss per common share	25,036,272	12,707,398	24,342,972	9,900,980

Basic and diluted net loss per common share attributable to controlling interest	$(0.10)	$(0.16)	$(0.31)	$(0.55)

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI Interventions became a publicly traded company on May 18, 2012.  The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the nine month period ended September 30, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.  During the nine month period ended September 30, 2012, the Company recognized a gain of $110,309 on the sale of MRI shares.

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

5.  Gelclair License

On September 12, 2012, the Company acquired an exclusive license with Helsinn, to distribute, promote, market and sell Gelclair, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.  The Company has determined there is a strong likelihood that certain milestones under its license agreements will be reached and that the additional consideration will be paid when due.  This liability has been recorded in the Company’s financial statements at the initial discounted value of approximately $703,000. The discounted value of the additional consideration has been recorded by the Company as a non-current asset with a portion recorded as a current liability and the balance recorded as a long-term liability on its December 31, 2012 and September 30, 2013 balance sheets.  The liability was discounted at the Company's estimated long-term borrowing rate.  During the nine months ended September 30, 2013, the Company recorded an additional current liability of $125,000 related to certain sales milestones management believes will likely be achieved under its license agreement.  The Company is amortizing these prepaid license fees over the estimated useful life of one hundred twenty months on a straight line basis, beginning with September, 2012.

6.  Stockholders’ Equity

On December 28, 2012, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of $2,800,000 of shares of Series B-3 and Series B-4 convertible preferred stock (convertible at issuance into a combined total of 3,684,210 shares of common stock).  In connection with the purchase of shares of Series B-3 and B-4 convertible preferred stock, the investor received warrants to purchase a number of shares of common stock equal to the number of shares of common stock into which such investor’s shares of Series B-3 and B-4 convertible preferred stock are convertible, at an exercise price equal to $1.05. Each warrant is exercisable at any time on or after the six-month anniversary of date of issuance (the “Initial Exercise Date”).  One-half of the warrants are exercisable for two years from the Initial Exercise Date, but not thereafter, and the other half are exercisable for five years from the Initial Exercise Date, but not thereafter.

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

Shares of Series B-2 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at an initial conversion price of $1.00 per share (adjusted to $0.49 as of September 30, 2013). The Series B-2 warrants represent the right to acquire shares of common stock at an exercise price of $1.00 per share and $1.25 per share and will expire on April 12, 2017.

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

During the nine month period ended September 30, 2013, investors in the B-2 preferred stock exercised 1,213,874 warrants at $.80 per share for proceeds of $971,099 and 250,000 warrants at $1.00 per share for proceeds of $250,000.  In addition, during the same period, investors in the Series A preferred stock have converted 250 shares into 100,000 shares of common stock, investors in the B-2 preferred stock have converted 1,060 shares into 1,394,735 shares of common stock and investors in the B-3 preferred stock have converted all 2,550 shares into 3,355,258 shares of common stock.  During the nine months periods ended September 30, 2012, 1,700 Series B-1 preferred shares were converted into 1,238,616 shares of common stock.

On August 19, 2013, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may sell from time to time, through an “at-the-market” share offering program shares of its common stock, $0.01 par value per share. Also on August 19, 2013, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the August 2013 Offering of shares of common stock having an aggregate offering price of up to $2,730,000.   As of September 30, 2013, the Company had sold 111,675 shares of common stock for gross proceeds of approximately $57,000 before deducting sales agent commissions and offering expenses of $112,000, in connection with the Sales Agreement. The Company terminated the Sales Agreement during the fourth quarter 2013.  See Note 11.

The Company’s Series B-2 and Series B-4 preferred stock are subject to full-ratchet antidilution protection in the event the Company sells any common stock at a price lower than the then-conversion price of the Series B-2 and Series B-4 ($0.49 as of September 30, 2013).  As a result of sales of common stock in September 2013 under the ATM agreement, the conversion price of the Company’s then outstanding shares of Series B-2 and B-4 convertible preferred stock was adjusted from $0.76 to $0.49.  The conversion formula provides that the stated value of a share of the Series B-2 or Series B-4 preferred stock ($1,000) is divided by the conversion price.  As of September 30, 2013, there were (i) 50 shares of Series B-2 preferred stock outstanding, convertible into an aggregate of 102,040 shares of common stock, and (ii) 250 shares of Series B-4 preferred stock outstanding, convertible into an aggregate of 510,204 shares of common stock.  See Note 11.

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

There were no stock options granted during the three months ended September 30, 2013.  The fair value of options granted to employees and non-employee directors for the  nine months ended September 30, 2013 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine months ended September 30, 2013
Expected dividend yield	-%
Expected volatility	117%
Weighted-average expected life (in years)	5.9
Risk free interest rate	0.99%
Forfeiture rate	10%

The Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants and restricted stock to non-employees as follows:

Options to Employees and Nonemployee Directors
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$9,506	$3,634	$57,613	$16,813
Sales and marketing	15,675	13,337	96,703	82,737
General and administration	101,101	33,574	430,119	167,396
Total stock-based compensation to employees
and non-employee directors	126,282	50,545	584,435	266,946

Warrants and restricted stock to non-employees
Other income, net	$-	$-	$18,224	$-
General and administrative	19,183	262,526	115,101	336,736
Total stock-based compensation to	19,183	262,526	133,325	336,736
non-employees

Total stock-based compensation	$145,465	$313,071	$717,760	$603,682

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

The Company recognized $19,183 and $133,325 share-based compensation expense for the three and nine months ended September 30, 2013, respectively, related to the issuance of 150,000 warrants in the first quarter of 2013 at an exercise price of $1.02 to non-employees (i.e. consultants) and the issuance of 36,231 warrants in the second quarter of 2013 at an exercise price of $0.69 to non-employees in exchange for services.  There was $218,000 in share-based compensation expense related to issuance of shares of restricted stock to non-employees in exchange for services during both the three and nine month periods ended September 30, 2012.  The Company recognized $44,526 and $118,736 in share-based compensation expense related to the issuance of 150,000 warrants at an exercise price $1.50 to non-employees (i.e. consultants) in exchange for services during the three and nine month periods ended September 30, 2012, respectively.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.8 years was $1.2 million at September 30, 2013 and over an estimated weighted-average amortization period of 3.2 years was $310,962 at September 30, 2012.

A summary of activity under the Company’s stock option plans for the three and nine months ended September 30, 2013 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2012	459,033	1,331,887	$1.63
2008 Stock Plan increase	4,261,907	-	-
Options granted	(1,752,512)	1,752,512	1.00
Options forfeited	37,500	(37,500)	(1.00)
Balance at March 31, 2013	3,005,928	3,046,899	$1.28
Options granted	(500,000)	500,000	0.78
Options forfeited	51,064	(51,064)	(1.16)
Balance at June 30, 2013	2,556,992	3,495,835	1.21
Options granted	-	-	-
Options forfeited	90,280	(90,280)	5.85
Balance at September 30, 2013	2,647,272	3,405,555	$1.09

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

9. Income Taxes

As of September 30, 2013, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities.  The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized income tax expense in continuing operations of $28,584 for the nine month period ended September 30, 2013.  The income tax expense is offset by an income tax benefit recognized in other comprehensive income.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. If these changes have occurred, the ultimate realization of the net operating loss and R&D credit carryforwards could be permanently impaired.

10. License Agreement

On June 17, 2013, the Company entered into a license agreement with T3D Therapeutics Inc., granting T3D worldwide rights to develop and commercialize DB959.  DB959 is an oral, highly selective, dual PPAR nuclear receptor agonist.  Under the terms of the agreement, the Company is eligible to receive certain license fees, milestone payments and royalty payments.  Pursuant to the Company’s agreement with T3D, it received $250,000 in connection with the execution of the agreement and is to be paid another $250,000 no later than December 20, 2013.  The Company used the initial $250,000 to pay off $250,000 in existing liabilities payable to Bayer.  The Company has recognized the income from the first payment in other income, net in the consolidated statements of operations for the nine month period ended September 30, 2013 and expects to recognize the second payment once received or when collectability is reasonably assured. T3D is a private development stage company.

In connection with its T3D license agreement, the Company also entered into an amendment with Bayer, related to its license agreement dated October 7, 2007.  Under the terms of the original Bayer contract, the Company was obligated to pay an annual minimum fee of $250,000 to Bayer.  The agreement also calls for milestone payments to Bayer upon the achievement of certain development milestones as well as royalties upon commercial launch. The amendment approved the Company’s license agreement with T3D and reduced minimum annual payments under the original agreement with Bayer for the years 2012 and 2013 from $250,000 to $125,000.  The 2012 annual fee of $250,000 was previously recognized in research and development expense for the year ended December 31, 2012.  Due to the reduction in the payment, the Company reduced research and development expense for the nine month period ended September 30, 2013 by $125,000.  The 2013 Bayer minimum payment of $125,000 has been recorded as a reduction in other income, net for the nine month period ended September 30, 2013.  At September 30, 2013, the Company has $250,000 recorded in accounts payable for the minimum annual amounts owed to Bayer through 2013.

Beginning in 2014 and going forward, the Company’s minimum annual commitment to Bayer will equal $250,000, the same amount as the annual commitment to be received from T3D, unless the agreement is terminated.  The development milestone payments and royalties owed to Bayer upon commercialization are equal to the amounts that the Company would receive from T3D.  The T3D license agreement also provides for milestone payments from T3D related to achievement of certain Phase 2 and Phase 3 clinical development milestones by T3D that are above the amounts due to Bayer.

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

11. Subsequent Events

During the period from October 1 through October 11, 2013, the Company sold 355,092 shares of common stock under its ATM Sales Agreement with BTIG resulting in gross proceeds of approximately $208,000.  On October 17, 2013, the Company terminated the Sales Agreement in accordance with the provisions of the Sales Agreement. As of October 17, 2013, the Company had sold a total of 466,767 shares under the ATM facility, since putting the facility in place in August, resulting in gross proceeds totaling approximately $265,000, with net proceeds of approximately $147,000 after commissions and all expenses associated with putting the ATM in place, including legal and accounting  fees and commissions to the placement agent.

During the period from October 1 through November 12, investors in the B-4 preferred stock have converted 150 Series B-4 shares into 306,122 shares of common stock.

On October 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering of 5,100,000 shares of the Company’s common stock at an offering price of $0.50 per share (the “Share Offering”).  In a concurrent private placement, the Company granted to those institutional investors a warrant to purchase one share of the Company’s common stock for each share purchased in the Share Offering.  The closing of the sale of the shares and warrants under the securities purchase agreement and the concurrent private placement took place on October 24, 2013 for net proceeds of approximately $2.3 million after deducting placement agent fees and other expenses totaling approximately $250,000.  Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $0.56, becomes exercisable six months after issuance and will be exercisable for five years from the initial exercise date.

On October 25, 2013, the Company entered into a Master Service Agreement, or the CSO Agreement, with Alamo Pharma Services, Inc., or Alamo, pursuant to which Alamo will provide the Company with a dedicated sales force for the promotion of the Company’s Soltamox, Gelcair and Bionect products and certain complementary products of Mission Pharmacal Company, or Mission. Alamo is a wholly-owned subsidiary of Mission. Concurrent with the CSO Agreement, the Company also entered into a related Sales Representative Sharing Agreement and a promotion agreement (together with the CSO Agreement, the “Agreements”) with Mission and Alamo, whereby the Company will share the costs and expenses of the sales force with Mission. Initially, the sales force will consist of 20 individuals. Alamo will be responsible for the hiring, training, and compensation of the sales force and will provide certain sales support in connection therewith and the Company will be responsible for management of the sales force activities.  Under the terms of the Agreements, the Company will pay Alamo a fixed monthly fee, subject to an annual escalator and  reimburse Alamo for certain expenses. The Company will also be responsible for recruiting fees in connection with the new hires for the sales force, as well as certain implementation fees.  The Agreements have a term of three years, subject to automatic one-year renewals unless either party provides at least 60 days’ written notice of termination prior to the end of the relevant term. The Agreements may also be terminated by any party for convenience with 3 months’ notice, and may be terminated for cause with 30 days’ notice. During the first 12 months of the promotion agreement’s term, Mission will make certain monthly minimum payments to Alamo for promoting Mission’s products effectively reducing the cost of the sales force to Dara. The promotion agreement includes two evaluation periods: (i) 12 months into the term, either party may terminate, the parties may mutually agree to continue under the initial arrangement, or the parties may mutually agree to move to a revenue-sharing model, and (ii) 15 months into the term, either party may terminate or the parties may mutually agree to transition to a revenue-sharing model. The promotion agreement provides that in the event a specified revenue milestone is achieved, a revenue-sharing mechanism would be triggered beginning with the second year of the term pursuant to which certain revenues would be shared between the Company and Mission at specified percentages. The Agreements contain standard representations, warranties and indemnification provisions.

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

This Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as the Company’s expectations with respect to the Agreements with Mission and Alamo. These statements are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “should,” or similar expressions. These forward-looking statements are subject to risks and uncertainties that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors that might cause such a difference include, but are not limited to, risks and uncertainties relating to the Company’s ability to timely commercialize and generate revenues or profits from Bionect®, Soltamox®, Gelclair® or other products given that the Company only recently hired its initial sales force and the Company’s lack of history as a revenue generating company, the Company’s ability to achieve the desired results of from the Agreements with Mission and Alamo, FDA and other regulatory risks relating to the Company’s ability to market Bionect, Soltamox, Gelclair or other products in the United States or elsewhere, the Company’s ability to in-license and/or partner products, the Company’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations, the current regulatory environment in which the Company sells its products, the market acceptance of those products, dependence on partners, successful performance under collaborative and other commercial agreements, competition, the strength of the Company’s intellectual property and the intellectual property of others, the potential delisting of the Company’s common stock from the NASDAQ Capital Market, risks and uncertainties relating to the Company’s ability to successfully integrate Oncogenerix and other events and factors disclosed previously and from time to time in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013, and in its Prospectus Supplement filed on October 22, 2013. Except as required by law, the Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA and we have submitted an application and are in the process of seeking orphan designation.  We are looking to partner the drug with an established pharmaceutical development company to undertake and support further development costs.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (T3D) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR nuclear receptor agonist, which we had previously developed through Phase I clinical trials.  Pursuant to our agreement with T3D, we received $250,000 in connection with the execution of the agreement and are to be paid another $250,000 no later than December 20, 2013.  We used the initial $250,000 to pay off $250,000 in existing liabilities payable to Bayer Healthcare LLC (“Bayer”).  We are also entitled to receive certain milestone payments upon achievement of certain development milestones by T3D. T3D ia a private development stage company.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services pursuant to which Alamo will provide us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox® (tamoxifen citrate), Gelclair® and Bionect®, will also promote three Mission Pharmacal products: Ferralet 90®, Binosto® (alendronate sodium) and Aquoral®.  We will be responsible for management of the sales force activities. The agreements with Alamo and Mission expand our presence in oncology supportive care and the products complement our portfolio in presenting comprehensive offerings to the oncologist.

 Alamo is a wholly owned subsidiary of Mission Pharmacal. We expect that this sales force will be operational and sales representatives trained and in their assigned territories by late December 2013.  With the expansion of the sales force to 20 sales representatives, we expect our commercial costs to be significantly higher on an annualized basis.

In our sales and marketing efforts we are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a contract sales organization of 20 sales representatives, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations.  As we gain additional commercial experience with our products, we may modify these activities as appropriate.

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

Oral liquids can provide an attractive and effective alternative to solid dose formulations for those patients with dysphagia, or difficulty swallowing, or those who simply prefer to take drug products in liquid form.  Those suffering from dysphagia often have difficultly or experience pain when using oral tablet or capsule products and can benefit greatly from liquid formulations of drugs.  In addition, breast cancer patients receiving chemotherapeutic agents are subject to oral mucositis, which may make liquid medical formulations preferable.

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

Clinical Stage Assets

While we have two clinical stage assets, we do not intend to further develop either asset on our own.  Our clinical stage assets are as follows:

●	KRN5500, a phase 2a drug targeted for treating painful treatment-refractory chronic chemotherapy induced peripheral neuropathy in cancer patients; and

●	DB959, a phase 1 drug that is a first-in-class dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist drug candidate that has been licensed to another company.

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of painful treatment-refractory chronic chemotherapy induced peripheral neuropathy in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have improved and simplified the formulation and manufactured new drug substance for the next clinical trial.  We are working with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are looking to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program.

On November 8, 2012 we submitted a request seeking Orphan designation for KRN5500 to the Office of Orphan Products Development at the FDA.  The orphan indication we are seeking is in cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  We are in communication with the FDA regarding this orphan application and on September 10, 2013 provided them with additional information as requested.

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

●
Although the Company does not have significant experience with its current products, the returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period.  These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by the Company to other third party purchasers.  As the Company gains greater experience with actual returns related to its specific products the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At September 30, 2013 and 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

●	third-party marketing fees;

●	consultant fees; and

●	professional service fees.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net revenues and cost of product sales increased to $138,886 and $124,052 for the three months ended September, 2013, respectively over the comparable prior year quarter due to the launch of Soltamox in the fourth quarter of 2012 and the launch of Gelclair in the second quarter of 2013.  There were no revenues recognized or costs of sales incurred in the third quarter of 2012.  Costs of sales for the three months ended September 13, 2013, includes approximately $81,000 of inventory write down expense associated with upcoming product expiration.

Sales and marketing costs consist of salaries and benefits to sales and marketing personnel, marketing programs, and distribution establishment costs.  Sales and marketing expense increased by $550,550 from $534,181 for the three months ended September 30, 2012 to $1,084,731 for the corresponding 2013 period as a result of the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect, Soltamox and Gelclair.  In the 2012 period, we were in the process of building the necessary commercial infrastructure.

Research and development expenses increased by $95,244 from $357,780 for the three months ended September 30, 2012 to $453,024 for the corresponding 2013 period, primarily as a result of clinical Active Pharmaceutical Ingredient “API” manufacturing costs associated with the KRN5500 program in order to better position the program for partnering discussions.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses decreased by $115,578 from $1,053,199 for the three months ended September 30, 2012 to $937,621 for the corresponding 2013 period, primarily as a result of decreased investor relation expenses.

Depreciation and amortization expense decreased by $21,051 from $180,628 for the three months ended September 30, 2012 to $159,577 for the corresponding 2013 period, primarily as a result of lower amortization expense related to the 2012 write off of the Uman Pharma Inc. license and lower amortization expense related to the Bayer license which became fully amortized in October 2012.

Other income (expense) reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income changed by $129,010 from $112,652 of income for the three months ended September 30, 2012 to $16,358 of expense for the corresponding 2013 period, primarily as a result of accretion of interest expense associated with discounted Helsinn milestone liabilities in 2013 and the absence of investment sales.

Consolidated net loss increased by $551,861 from a net loss of $2,084,616 for the three months ended September 30, 2012 to a net loss of $2,636,477 for the corresponding 2013 period, primarily due to the increased costs and expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenues and cost of products sold increased to $237,002 and $150,313 for the nine months ended September 30, 2013, respectively over the comparable prior year quarter due to the launch of Soltamox in the fourth quarter of 2012 and the launch of Gelclair in the second quarter of 2013. There were no revenues recognized or costs of sales incurred in the first nine months of 2012.  Costs of sales for the nine months ended September 13, 2013, includes approximately $81,000 of inventory write down expense associated with upcoming product expiration.

Sales and marketing expense increased by $1,727,409 from $942,473 for the nine months ended September 30, 2012 to $2,669,882 for the corresponding 2013 period as a result of our merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect, Soltamox and Gelclair.  In the 2012 period, we were in the process of building the necessary commercial infrastructure.

Research and development expenses increased by $426,594 from $1,219,831 for the nine months ended September 30, 2012 to $1,646,425 for the corresponding 2013 period, primarily as a result of API manufacturing costs associated with the KRN5500 program in order to better position the program for partnering discussions, partially offset by the $125,000 credit of expense associated with the Bayer license amendment which reduced the 2012 minimum payment from $250,000 to $125,000.

General and administrative expenses decreased by $4,652 from $3,387,285 for the nine months ended September 30, 2012 to $3,382,633 for the corresponding 2013 period, primarily as a result of the absence of merger costs related to the Oncogenerix merger that occurred during the 2012 first quarter and reduced audit and tax expenses, partially offset by increased personnel costs.

Depreciation and amortization expense decreased by $50,820 from $522,320 for the nine months ended September 30, 2012 to $471,500 for the corresponding 2013 period, primarily as a result of lower amortization expense related to the 2012 write off of the Uman Pharma Inc. license and lower amortization expense related to the Bayer license which became fully amortized in October 2012.

Other income (expense) changed by $26,088 from $115,699 of income for the nine months ended September 30, 2012 to $141,787 of income for the corresponding 2013 period, primarily as a result of the $250,000 license revenue recognized during the second quarter of 2013 related to the sublicense of DB959 to T3D Therapeutics, Inc. and the gain on sale of the remainder of our marketable securities of $71,712, partially offset by the 2013 $125,000 annual payment to Bayer and certain costs incurred in connection with the transaction.

Consolidated net loss increased by $2,265,573 from $5,704,975 for the nine months ended September 30, 2012 to $7,970,548 for the corresponding 2013 period, primarily due to the factors discussed above.

Liquidity and Capital Resources

Overview

At September 30, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $2,584,672. As of September 30, 2013, we had net working capital of $1,847,442.  Our cash resources in the past have been used to acquire licenses, and to fund research and development activities, capital expenditures, and general and administrative expenses and more recently to fund sales and marketing activities.

Cash Flows

During the nine months ended September 30, 2013, cash used in our operating activities was $7,526,441.  Cash used in operating activities was primarily due to the $7,970,548 consolidated net loss and a decrease in accounts payable and accrued liabilities of $926,115, which was partially offset by non-cash stock-based compensation of $717,760 and depreciation and amortization of $471,500.   The decrease in accounts payable and accrued liabilities was primarily due to the payment of the 2012 accrual for FDA fees related to Soltamox of $620,000 as well as the payment to Bayer of $250,000 of license fees.

During the nine months ended September 30, 2013, cash provided by investing activities was $81,787 primarily related to the $94,005 in net proceeds received from the sale of the Company’s remaining marketable securities.

During the nine months ended September 30, 2013, cash provided by financing activities was $3,532,869.   We generated $2,460,519 of net cash from the offering of Series B-3 and B-4 convertible preferred stock and the offering of common stock under the ATM and $1,221,099 from the exercise of warrants during the period, which was partially offset by $148,744 of payments on capital leases and other financing agreements.

Financial Condition

In addition to working capital on hand at September 30, 2013, we received approximately $2.3 million in net proceeds from the issuance of 5.1 million share of common stock in a registered direct offering in October 2013 as well as approximately $202,000 in net proceeds from shares sold under our ATM facility in October 2013.

We believe we have sufficient working capital to continue our operations through 2013 and into the first quarter of 2014.  However, we expect to require additional investment capital to pursue our future business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts as well the level of costs we incur in building our portfolio of products and expanding our sales and marketing organization and our ability to license our technologies to third parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013.

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

On October 28, 2013 we provided written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, by affecting a reverse stock split, if necessary.

On November 12, 2013, we received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the NASDAQ Listing Qualifications Staff has granted the company's request for an additional 180-day period in which to regain compliance with the minimum $1.00 bid price per share requirement.

The NASDAQ Listing Qualifications Staff's determination to grant the additional 180 day compliance period was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those disclosed previously and from time to time in the Company's filings with the SEC, including our Annual Report on Form 10-K, filed by the Company with the SEC on March 28, 2013, our Prospectus Supplement filed with the SEC on October 22, 2013, and other factors identified from time to time in the Company's periodic filings with the SEC, which Risk Factors are incorporated by reference herein, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.   In addition to the Risk Factors referenced above, the Risk Factor set forth below describes certain risks associated with our sales force:

Our ability to generate revenues or profits from our products will be dependent upon successful implementation and operation of the dedicated sales force that is being contractually provided to us by a third party.  Any delays in launching the dedicated sales force, or any failure of our marketing strategy to achieve the desired results, could have a material adverse effect on our financial condition, operating results and stock price.

On October 25, 2013, we entered into agreements with Alamo Phama Services  (“Alamo”) and Mission Pharmacal (“Mission”) pursuant to which Alamo will provide us with a dedicated national sales team of 20 sales representatives to promote our commercial products, with the costs and expenses of the sales force to be shared by our Company and Mission.  Mission’s existing product portfolio in the oncology supportive care market will also be promoted by the sales force.  Our ability to successfully market our product portfolio, and to generate revenues or profits from our products, will depend upon successful implementation and operation of the dedicated sales force that Alamo will be providing to us under contract.  While we anticipate that the sales force will be operational with the sales representatives trained and in their territories by late December 2013, there can be no assurances that the necessary implementation and training will be completed in a timely manner or as expected.  Even if the sales force is successfully launched, there can be no assurances that the sales representatives will achieve the desired results or that it will be successful in marketing our products.  Pursuant to the contractual arrangements governing the sales force, we will be responsible for significant financial obligations whether or not the sales force achieves the desired results, including fixed monthly fees subject to an annual escalator, reimbursement for certain expenses, implementation fees, and recruiting fees in connection with new hires for the sales force.  If there are any delays in training and launching the sales force, or if the sales force does not effectively market our products as desired, our financial condition, results of operations and stock price could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2013.

DARA BIOSCIENCES, INC.

Date: November 13, 2013	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer

Date: November 13, 2013	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer

EXHIBIT INDEX

10.1
Master Service Agreement, dated as of October 25, 2013, by and between DARA BioSciences, Inc. and Alamo Pharma Services, Inc. including the Sales Representative Sharing Agreement by and among DARA BioSciences, Inc., Alamo Pharma Services, Inc. and Mission Pharmacal Company (attached as Exhibit A), and the Co-Promotion Agreement by and among the DARA BioSciences, Inc., Alamo Pharma Services, Inc. and Mission Pharmacal Company (attached as Attachment B)*

31.1	Certification of David J. Drutz, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013 **
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013 **
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013 ***
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Extension Calculation Linkbase****
101.DEF	XBRL Definition Linkbase****
101.LAB	XBRL Taxonomy Extension Label Linkbase****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase****

*Confidential treatment requested for certain portions of  Exhibit 10.1.
** Filed herewith.
***Furnished herewith.
**** Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of The Securities Act of 1933, is deemed not filed for purposes of Section 18 of The Securities Exchange Act of 1934, and otherwise is not subject of liability under these sections.