Form 10-K
period 2013-12-31
DARA BioSciences, Inc.
filed 2014-02-04
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, and/or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $15,486,542.

The number of shares outstanding of the Registrant’s common stock as of January 29, 2014 was approximately 31,073,850.

Table of Contents

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of our outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit our ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of our common stock from the NASDAQ Capital Market; our limited operating history which may make it difficult to evaluate our business and future viability; our ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair®, Bionect® or other products given that we only recently hired our initial sales force and our lack of history as a revenue-generating company; our ability to achieve the desired results from the agreements with Mission and Alamo; FDA and other regulatory risks relating to our ability to market Soltamox®, Gelclair®, Bionect® or other products in the United States or elsewhere; our ability to in-license and/or partner products; the current regulatory environment in which we sell our products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; our ability to retain our managerial personnel and to attract additional personnel; potential product liability risks that could exceed our liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of our intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, the potential risks and uncertainties described in “Part I, Item 1A — Risk Factors” below.

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

PART I

Item 1. Business

Overview

DARA BioSciences, Inc. (NASDAQ: DARA) is a North-Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products. Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial, FDA-approved proprietary product Soltamox® (tamoxifen citrate) oral solution. Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate  (hyaluronic acid), for the treatment of certain approved indications in the United States.  Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace. Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

We have a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA and we have submitted an application for and are in the process of seeking orphan drug designation for this product.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  We are looking to partner the drug with an established pharmaceutical development company to undertake and support further development costs.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (“T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which we developed through Phase 1 clinical trials.  For the license, we received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and, based upon an extension agreement of January 31, 2014, expect to be paid another $125,000 by February 21, 2014.  We used the initial $250,000 to pay off $250,000 in existing liabilities to Bayer Healthcare LLC (“Bayer”).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the milestone and annual payments payable to Bayer.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo now provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox (tamoxifen citrate), Gelclair and Bionect, also promotes three Mission products: Ferralet®90, Binosto® (alendronate sodium) and Aquoral®.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the products complement our portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational with sales representatives trained and in their assigned territories on January 2, 2014.  With the expansion of the sales force to 20 sales representatives, we expect our commercial costs, net of Mission support payments to Alamo to be significantly higher on an annualized basis.

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

As we have generated minimal revenues from operations to date, we must have a sufficient level of liquidity in order to successfully achieve our commercial and operational goals.  Our primary source of working capital has been the proceeds of registered direct offerings and private placements of equity securities, and prior sales of securities we acquired through investments made in other companies.  We expect to continue to incur operating losses in the near-term.  Our results may vary depending on many factors, including our ability to build a successful sales and marketing organization, our ability to properly anticipate customer needs and the progress of licensing activities of KRN5500 with pharmaceutical partners.  We continue to pursue other in-licensing opportunities for approved products.

DARA BioSciences, Inc. is a Delaware corporation incorporated on December 30, 1993.  Our executive offices are located at 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615, and our telephone number is (919) 872-5578. Our Internet address is www.darabio.com. The information on our website is not incorporated by reference into this Form 10-K, and you should not consider it part of this Form 10-K.

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology treatment and oncology supportive care pharmaceutical products:

●	Soltamox, an FDA-approved oral solution of tamoxifen citrate;

●
Cancer support therapeutics, including Gelclair, an FDA-cleared product indicated for the treatment of oral mucositis and Bionect, an FDA cleared product for the management of irritation of the skin as well as first and second degree burns; and

●	Three Mission Pharmacal products: Ferralet 90 (for anemia), Binosto (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry month).

Oral liquid formulations of FDA approved products

Our oral liquid products can provide an attractive and effective alternative to solid dose formulations for those patients with dysphagia, or difficulty swallowing, or those who simply prefer to take drug products in liquid form. Those suffering from dysphagia often have difficultly or experience pain when using oral tablet or capsule products and can benefit greatly from liquid formulations of drugs. In addition, breast cancer patients receiving chemotherapeutic agents are subject to oral mucositis, which makes liquid medical formulations preferable.

Soltamox

Soltamox (tamoxifen citrate) oral solution, our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer. Soltamox is the only liquid formulation of tamoxifen available for sale in the United States. As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a U.K. based manufacturer, for exclusive rights to market Soltamox in the United States. Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd. Soltamox is protected by a U.S. issued patent which expires in June 2018. Under our license agreement with Rosemont, we are obligated to meet minimum sales thresholds during the seven-year term of the agreement.  We launched Soltamox in the U.S. in the fourth quarter of 2012.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups. The National Cancer Institute (NCI) estimated that in 2012 229,060 women would be diagnosed with breast cancer and 39,920 women would die as a result of the disease. Tamoxifen therapy is generally indicated for breast cancer patients for up to 5 years.

In order to commercialize Soltamox, we had initially established a specialty commercial sales force to market Soltamox to oncologists targeting physicians who prescribe tamoxifen.  This initial sales force has now been replaced by the Alamo sales force.  Current physicians who prescribe tablet forms of tamoxifen in the United States are well known and easily identified by data sources such as IMS and Wolters Kluwer, providers of information services for the healthcare industry.

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly about our products. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, tele-detailing, appropriate levels of product sampling, innovative marketing programs, partnerships with Specialty Pharmacy Providers, working with Patient Advocacy Groups and Foundations as well as collaborative arrangements with third party sales organizations. We have also recently completed a registry survey called CAPTURE to gather information on compliance, adherence and preference for a liquid therapy among current tamoxifen patients and will use the results in clinical publications as well as marketing programs and materials to support increased utilization of Soltamox.

Cancer support therapeutics

We are also focusing on the commercialization of cancer support therapeutics.

Gelclair

On September 7, 2012, we entered into a distribution and license agreement with Helsinn Healthcare SA. We were granted an exclusive license to distribute, promote, market and sell Gelclair for treatment of certain approved indications in the United States. Gelclair, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), is an FDA-cleared product indicated for the treatment of oral mucositis. Gelclair is protected by a U.S. issued patent which expires in 2021.  Under the license agreement with Helsinn, the Company is obligated to meet minimum sales thresholds during the ten-year term. The license agreement also provides that we will receive exclusive rights to distribute, promote, market and sell Gelclair for an additional indication if Helsinn is able to obtain regulatory approval for such indication.  We launched Gelclair in the United States in April 2013.

Bionect

On March 23, 2012, we entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which we promote Bionect (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace. Bionect has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns.  Previously, Bionect was promoted and sold by Innocutis only in the dermatology market. Innocutis continues to promote Bionect in the dermatology market.  Bionect is protected by a U.S. issued patent that expires in 2016.  We are compensated by Innocutis for each unit sold in the U.S. oncology and radiation oncology market.  We began promoting Bionect in the U.S. oncology and radiation oncology market in the second quarter of 2012.  The term of the agreement will continue until April 1, 2015 and will be automatically renewed in yearly increments unless notice is given by either party 30 days prior to the expiration of the term or extended term.

Mission Pharmacal Products

On October 25, 2013, we entered into an agreement with Alamo Pharma Services, a subsidiary of Mission Pharmacal, for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission, the Alamo sales team, in addition to promoting DARA's Soltamox, Gelclair and Bionect products, also carries three Mission Pharmacal products: Ferralet 90 (for anemia), BINOSTO (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry mouth). These products are also currently being promoted by Mission in other therapeutic markets and all are under patent protection throughout the term of our agreement. The agreements with Alamo and Mission expand our presence in oncology supportive care to address ongoing areas of unmet medical need.

Clinical Stage Asset

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of painful chronic chemotherapy induced peripheral neuropathy in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with end-stage cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no serious safety concerns, although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have improved and simplified the formulation and manufactured new drug substance for the next clinical trial. We are in discussions with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are looking to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program.

On November 8, 2012 we submitted a request seeking Orphan designation for KRN5500 to the Office of Orphan Products Development at the FDA. The orphan indication we are seeking is in cancer patients with painful treatment- refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  We are in communication with the FDA regarding this orphan application and, on November 19, 2013, provided them with additional information as requested.

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

●
KRN5500 – four issued U.S. patents directed to spicamycin and derivatives thereof, including KRN5500, and their use in methods of  decreasing or preventing pain; two pending U.S. patent applications and one pending U.S. provisional patent application directed to formulations of spicamycin derivatives, including KRN5500, and their use in methods of treating or preventing pain or treating liquid tumors; fourteen issued foreign patents and five  pending foreign applications directed to spicamycin and derivatives thereof, including  KRN5500, and their use in methods of decreasing or preventing pain.

●
DB959– three issued U.S. patents and one pending U.S. patent application with corresponding foreign patents and patent applications and one pending PCT application related to indane acetic acid derivative compounds and use thereof for treating type 2 diabetes, obesity, cardiovascular disease, liver disorders, Alzheimer's disease, autoimmune disorders, psoriasis and other diseases, and the process and intermediates for preparing compounds.  The patents and patent applications related to DB959 were licensed to T3D on June 17, 2013.

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

We have an exclusive license with Helsinn Healthcare SA (“Helsinn”) of Switzerland, to distribute, promote, market and sell Gelclair for treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. We acquired this license on September 12, 2012 for a term of ten years.  Under the license agreement we are required to make certain up-front payments, milestone payments and royalty payments based upon net revenues.  Helsinn is responsible for the manufacturing and supply of Gelclair to us based on mutually agreed upon forecasts and purchase orders from us.

We have licensed exclusive worldwide rights (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan.  This license was effective July 1, 2004.  We have also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain.  The effective date of this agreement was May 3, 2004.

We have licensed exclusive worldwide rights to compounds from Bayer Pharmaceuticals, Corp. for the treatment of metabolic diseases, including type 2 diabetes. The license has no restrictions on disease indications for therapeutic use.  Bayer retains certain commercialization rights.  This license was acquired October 8, 2007.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which we had developed through Phase 1 clinical trials.  For the license, we received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and, based upon an extension agreement of January 31, 2014, expect to be paid another $125,000 by February 21, 2014.  We used the initial $250,000 to pay off $250,000 in existing liabilities to Bayer.  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the milestone and annual payments payable to Bayer.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” issues, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescribing of a particular drug. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented for payment to the United States government, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals (PhRMA Code), which is a voluntary industry code developed to establish standards for interactions with and communications to healthcare professionals and we have adopted processes that we believe enhance compliance with this code and applicable federal and state laws.

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

Sales and Marketing Activities

During 2012 and 2013, we built a commercial organization comprised of professionals in a variety of disciplines, including regional business directors, a trade and national account director, a U.S. head of marketing and a sales administration and operations assistant.

In 2013, our sales organization consisted of field-based regional business directors who focused their efforts on sales and marketing of our product portfolio. Our trade and national accounts manager worked to establish and maintain contracts with wholesalers, retail pharmacy chains, group purchasing organizations, hospital systems and integrated delivery networks, certain large individual hospital accounts and specialty pharmacies.  The trade and national account director also worked with commercial and government payers to assure market access and achieve reimbursement coverage for our products.

On October 25, 2013, we entered into an agreement with Alamo pursuant to which Alamo provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission, Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox, Gelclair and Bionect, also promotes three Mission products: Ferralet 90, Binosto (alendronate sodium) and Aquoral.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the products complement our portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational and sales representatives were trained and in their assigned territories on January 2, 2014.  With the expansion of the sales force to 20 sales representatives, we expect our commercial costs, net of Mission support payments to Alamo, to be significantly higher on an annualized basis.

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of the contract sales organization of 20 sales representatives, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations.  As we gain additional commercial experience with our products, we may modify these activities as appropriate.

Our marketing team works to develop and implement strategies and tactics to support our products and the healthcare professionals who administer our products, including promotional materials, speaker programs, patient co-payment assistance, health care provider education, information to further support patient compliance and participation at national medical conventions.

Our customers consist of drug wholesalers, retail drug stores, hospitals, health care clinics, specialty pharmacies, mass merchandisers and grocery store pharmacies in the United States. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, hospitals, mass merchandisers and grocery store pharmacies. Our top four customers, who represented 89% of our recognized gross sales of product in 2013, are drug wholesalers: Cardinal Health, McKesson Corporation and Amerisource Bergen Corporation and our Gelclair distributor, OncoMed.

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

Employees

We currently have 13 full-time employees and one part-time employee, not including the 20 sales representatives provided to us under contract by Alamo.

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

Risks Related to Our Company and Our Business

We expect to continue to incur losses and will need to raise additional capital to operate our business.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We estimate that we have sufficient working capital to continue our operations through the first quarter of 2014.   If we incur unanticipated expenses, our capital resources may be expended more rapidly than we expect. We anticipate that significant additional financing will be required in the future to maintain and expand our business, and such financing may not be available on favorable terms, if at all. We intend to finance our business, in part, through the private placement and public offering of equity and debt securities as needed. On December 23, 2013, we filed a Registration Statement on Form S-1 (File No. 333-193054) that contemplates a public offering of up to $12.5 million of our common stock.  We intend to pursue an offering pursuant to the S-1 Registration Statement in the near term.  We have historically financed our operations primarily from proceeds of registered direct offerings and private placements of equity securities and the sale of securities we acquired through investments made in other companies. When we raise additional equity capital, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional equity securities, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in control.

When we need additional financing, we cannot provide assurance that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

●	continue marketing and sales efforts with respect to our existing products, or begin commercialization of any other products;

●	successfully build a portfolio of additional products for commercialization;

●	successfully out-license, otherwise monetize or commercialize any of our programs; or

●	continue operations.

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

Our business will be harmed if we do not successfully execute our business strategy.

Our business strategy is to in-license products for commercialization, enter into collaborative agreements with drug manufacturers and out-license or sell our remaining clinical development asset. These measures are critical to successfully building our portfolio of oncological products for commercialization. We may not be able to secure needed licensing or other partnering arrangements, and any such arrangements, even if completed successfully, may not be on terms favorable to us, may not perform as expected, may result in unexpected liabilities and may never contribute significant revenues or cash flow. We depend to a significant extent on the expertise of and dedication of sufficient resources by our licensors, licensees and partners to develop and commercialize products. Each individual licensor, licensee or corporate partner will control the amount and timing of resources devoted by it to these activities. Moreover, the success of any such licenses or other alliances depends in part upon such partners’ own marketing and strategic considerations, including the relative advantages of alternative marketing partners and strategies. Corporate partners may pursue alternative technologies or develop products that are competitive with our products. Disputes may arise between us and one or more of our collaborative partners regarding our collaborative arrangements. In such an event, we may be required to initiate or defend expensive litigation or arbitration proceedings or to seek and attempt to reach agreement with another collaborative partner. We may not be able to resolve successfully a dispute with a collaborative partner or to enter into a satisfactory arrangement with a replacement collaborative partner. If we are not successful in executing our business strategy we will not achieve the revenues we anticipate and our business will be materially harmed.

Our ability to generate revenues or profits from our products will be dependent upon successful implementation and operation of the dedicated sales force that is being contractually provided to us by a third party. The dedicated sales force launched in early January 2014. Any challenges that may arise in connection with the ongoing implementation of the dedicated sales force, or any failure of our marketing strategy to achieve the desired results, could have a material adverse effect on our financial condition, operating results and stock price.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services, a subsidiary of Mission Pharmacal, for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission, the Alamo sales team now promotes our Soltamox® (tamoxifen citrate), Gelclair® and Bionect® products, as well as Mission Pharmacal’s Ferralet® 90 (for anemia), BINOSTO® (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral® (for cancer related dry mouth). Missions’s products are concurrently being promoted by Mission Pharmacal in other non-oncology related therapeutic markets and all are under patent protection throughout the term of our agreement. The agreements with Alamo and Mission expand DARA's presence in oncology supportive care to address ongoing areas of unmet medical need.

Our ability to successfully market our product portfolio, and to generate revenues or profits from our products, will depend upon successful implementation and operation of the shared sales force that Alamo is providing to us under contract. While the sales force became operational with the sales representatives trained and calling on target physicians in their territories on January 2, 2014, there can be no assurances that the sales representatives will achieve the desired results or that they will be successful in marketing our products. Pursuant to the contractual arrangements governing the sales force, we will be responsible for significant financial obligations whether or not the sales force achieves the desired results, including fixed monthly fees subject to an annual escalator, reimbursement for certain expenses, implementation fees, and recruiting fees in connection with new hires for the sales force. If the sales force does not effectively market our products as desired, our financial condition, results of operations and stock price could be materially adversely affected.

The success of our current products and any future products we may commercialize will depend on the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we will not generate material product revenues and we will not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Commercialization of a new or newly launched product, including Soltamox and Gelclair, or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:

●	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

●	proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and

●	third parties may market equivalent or superior products.

Our ability to commercialize our products will depend on, among other things, our ability to:

●	complete any necessary clinical trials and studies with respect to any partnered clinical assets;

●	obtain and maintain necessary intellectual property rights to our products;

●	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

●	enter into arrangements with manufacturers to provide manufacturing resources; and

●	establish marketing and sales channels.

If we do not successfully execute some or all of these initiatives, our commercialization efforts may not succeed and our business will be materially harmed.

We cannot guarantee that we will be able to effectively market our existing products and product candidates.

A significant part of our success depends on the various marketing strategies we plan to implement. Our business model was historically focused solely on product development, and until the launch of Soltamox, we have never attempted to commercialize any product. We are in the early stages of building our sales and marketing strategy and organization, and have just commenced our contractual arrangements with Mission and Alamo. There can be no assurance as to the success of any such marketing strategy or that we will be able to build a successful sales and marketing organization. If we cannot effectively market those products we seek to commercialize directly, such products’ prospects will be harmed.

We anticipate that initially a relatively small group of products that we commercialize directly will represent a significant portion of net revenues. A decline in the volume or pricing of any of these products, or our inability to satisfy market demand for these products, could have a material adverse effect on our business, financial position and results of operations.

We anticipate that initially sales of a limited number of our products will collectively represent a significant portion of our projected revenues. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected.

If we are unable to continue to commercialize additional products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed.

Our future success will depend to a substantial degree on our ability to continue to commercialize new products in a timely and cost-effective manner. The acquisition, development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. We may, however, encounter unexpected delays in the launch of any such products, or these products, if fully commercialized by us, may not perform as we expect.

The success of our new product offerings will depend upon several factors, including our ability to properly anticipate customer needs, obtain timely regulatory approvals and locate and establish collaborations for product development and finished product manufacturing in a cost-effective manner. In addition, the acquisition, development and commercialization of new products require significant up-front costs, including costs associated with product development, obtaining regulatory approval, building inventory and sales and marketing. Furthermore, the development and commercialization of new products is subject to inherent risks, including the possibility that any new product may:

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

We rely on third parties for the manufacture of our products, and if such parties fail to supply us with finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues could decline and we may not achieve profitability.

We do not, nor do we intend, to manufacture any products ourselves. Instead, we continue to rely on third parties to manufacture the products we seek to commercialize. If the third parties we contract with do not continue to provide these services to us as contracted, we may not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if we encounter delays or difficulties with our manufacturing partners in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our third party manufacturers are unable to obtain or deliver sufficient quantities of finished products on a timely basis or we develop any significant disagreements with such parties, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain third parties for the supply of finished products on commercially acceptable terms, we may not be able to sell our products as planned.

We continue to work with our third party manufacturing parties to maintain the supply of our products and have engaged them in discussions to develop backup supply plans.  However, the manufacture of pharmaceutical products is highly exacting and complex and our manufacturing partners may experience problems during the manufacture of finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative sources of finished products, this could, among other things, lead to increased costs, lost sales and damage to customer relations. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Problems with respect to the manufacture, storage or distribution of our products could materially disrupt our business and reduce our revenues and prevent or delay us from achieving profitability.

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

Bionect is an FDA-cleared product indicated for the management of irritation of the skin as well as first and second degree burns. We are party to an Exclusive Marketing Agreement with Innocutis Holdings, LLC, for rights to promote Bionect in the U.S. oncology and radiation oncology marketplace. If we breach or fail to perform the material conditions of the agreement, including the minimum sales requirements, we may lose all or some or all of our marketing rights to Bionect, and such loss could have a material adverse effect on our business. For a description of the patent infringement suit in which we and Innocutis have been named as defendants, see the risk factor below captioned “We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.”

In order to carry the three Mission Pharmacal products: Ferralet 90 (for anemia), BINOSTO (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry mouth), the shared sales team will have to achieve certain minimum sales requirements or we may lose the opportunity to utilize these three products as part of a unique supportive care portfolio which could have a material adverse effect on our business.

Our clinical development asset, KRN5500, is in an early stage of development, and we may not be able to successfully partner it.

The drug development process is highly uncertain. KRN5500 is in the early stages of development and has not been approved for commercial sale. We are attempting to partner the drug with an established oncology development company to undertake and support the cost of a Phase 2b program to test for safety and efficacy. Before a drug product is approved by the FDA for commercial marketing, it must be tested for safety and effectiveness in clinical trials that are expensive to conduct and can take many years to complete. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. In fact, a number of pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical and clinical trials. At any time, new safety information may lead the FDA to place a clinical trial on clinical hold, or permanently stop the trial. We or our collaborators may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidate from being successfully commercialized, including:

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

    We have submitted an application for and are in the process of seeking orphan drug designation for KRN5500.  Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.  In addition to the potential for a period of exclusivity, we may be eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption form the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA will not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. There can be no assurances that we will receive orphan drug designation for KRN5500.  If we do not receive such designation, we may be subject to increased competition from other products for the same or similar indications, and future sales of KRN5500 may suffer.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel (including a sales force).

Our success depends largely on our ability to attract and retain managerial personnel, and to have a fully staffed sales force pursuant to our contractual arrangements with Alamo. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. The loss of one or more members of our managerial or commercial staff, or any administrative difficulties associated with the implementation of the newly-launched sales force through Alamo or difficulties in keeping the sales force fully staffed, could have a material adverse effect on our future operations and on the successful development of products for our target markets. The failure to maintain management, particularly our Chief Executive Officer/Chief Medical Officer and our President/Chief Operating Officer, and to attract additional key sales and other personnel could materially adversely affect our business, financial condition and results of operations.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Changes in either patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, and any defense of our patent rights would be costly and time-consuming and may adversely affect our overall financial condition and liquidity.

Our patents also may not afford us protection against numerous competitors with similar technology. Patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and in some cases not at all. Therefore, because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to develop the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. Even in the event that our patents are upheld as valid and enforceable, they may not foreclose potential competitors from developing new technologies or “workarounds” that circumvent our patent rights. This means that our patent portfolio may not prevent the entry of a competitive product into the market. In addition, patents generally expire, regardless of their date of issue, 20 years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. We seek to protect this information in part through confidentiality agreements with our employees, consultants and third parties. If any of these agreements are breached, we may not have adequate remedies for any such breach. Moreover, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.

Our operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by third parties. We intend to fully comply with the law in avoiding such infringements. However, within the drug development industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult. We may experience such claims or litigation initiated by existing, better-funded competitors. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time, and could divert management’s attention from other business concerns. Our failure to prevail in any such legal proceedings, or even the mere occurrence of such legal proceedings, could substantially affect our ability to meet our expenses and continue operations.

In November 2012, a suit was filed in the United States District Court District of Columbia naming our Company as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC, with which entity we have an Exclusive Marketing Agreement granting us rights to promote Bionect in the U.S. oncology and radiation oncology marketplace. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Exclusive Marketing Agreement, Innocutis is required to indemnify us in connection with this lawsuit. As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. The litigation is currently stayed pending conclusion of reexamination proceedings in the US Patent and Trademark Office involving the two patents asserted by plaintiff. We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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

The levels of revenues and profitability of bio-pharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of healthcare through various means. For example, in the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. Moreover, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. We cannot assure you that any of our potential products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our potential products on a competitive and profitable basis.

Government regulation of our business is extensive and drug approvals are uncertain, expensive and time-consuming.

The research, development, pre-clinical and clinical trials of any intended products, including ones we may seek to partner with licensees or collaborators, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad, such as in the European Union and Japan. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown adverse events or failure to comply with the applicable manufacturing, packaging, distribution and marketing requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal sanctions.

Currently we have only one clinical development candidate, KRN 5500, which we are looking to partner with an established oncology development company to undertake and support the cost for the Phase 2b program. A delay or setback in the partnering efforts with respect to KRN5500 would have a material adverse effect on our ability to realize any benefits from the drug candidate.

Our business, as well as that of our manufacturers, is strictly regulated by the federal and other governments, and there can be no assurance that either we or our manufacturers will be able to maintain full compliance with all applicable regulations.

Clinical testing and manufacture of any intended products, including ones we may seek to partner with licensees or collaborators, are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we or our development partners will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Our business exposes us to potential liability for personal injury and product liability claims that could affect our financial condition.

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

If we or our contract sales force market our products in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have initiated our participation in the federal Medicaid Rebate Program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs, in connection with the sale of Soltamox and would anticipate participating in these programs with respect to any future products we may commercialize. Though to date invoices for rebates have not been material, under the Medicaid rebate program, we anticipate paying a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws in connection with allegedly inaccurate information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

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

In addition, federal legislation now imposes additional requirements. For example, as part of the Patient Protection and Affordable Care Act, a federal physician payment disclosure provision based on the Physician Payments Sunshine Act was enacted, which requires pharmaceutical manufacturers to report certain gifts and payments to physicians beginning in 2013. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team in the promotion of our licensed or co-promoted products, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to (i) 75,000,000 shares of common stock with a par value of $0.01 per share, of which 30,973,850 were issued and outstanding at December 31, 2013, and (ii) 1,000,000 shares of preferred stock, par value $0.01 per share, of which 578 shares of Series A preferred stock, 50 shares of Series B-2 preferred stock and 100 shares of Series B-4 preferred stock were issued and outstanding at December 31, 2013. Our Board of Directors may choose to issue some or all of the remaining authorized shares to acquire one or more products and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our stock price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our common stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully commercialize products we license for commercial sale;

●	our failure to successfully advance the development of our programs or otherwise implement our business objectives;

●	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our product candidates;

●	our ability to successfully enter into and maintain manufacturing relationships for our products;

●	progress or future results of partnered assets;

●	progress of regulatory approval of our partnered products and compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	technological innovations, new commercial products and clinical activities by us, our partners or our competitors;

●	changes in government regulations;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	general economic conditions and other external factors;

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	the degree of trading liquidity in our common stock; and

●	our ability to regain compliance with the minimum bid price (and our ability to maintain compliance with other minimum standards) required for remaining listed on the NASDAQ Capital Market.

A significant number of shares of our common stock are issuable pursuant to outstanding shares of convertible preferred stock, options and warrants, and we expect to sell additional shares of our common stock in the future. Sales of these shares will dilute the interests of other security holders and may depress the price of our common stock.

As of December 31, 2013, we had 30,973,850 shares of common stock outstanding. As of December 31, 2013, there were 231,200 shares of common stock issuable upon the conversion of outstanding shares of Series A preferred stock, 102,041 shares of common stock issuable upon the conversion of outstanding shares of Series B-2 preferred stock, 204,082 shares of common stock issuable upon the conversion of outstanding shares of Series B-4 preferred stock, 19,555,303 shares of common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $1.27 per share, 3,271,805 shares of common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $1.09 per share, 2,772,835 shares of common stock reserved for future grants and awards under our equity incentive plans and 891,648 shares of common stock reserved for issuance to former Oncogenerix, Inc. stockholders, based upon our achievement of certain revenue or market capitalization milestones during the five year period ending January 2017. The conversion price of the Series B-2 and Series B-4 preferred stock is subject to full-ratchet antidilution protection if we sell any common stock at a price lower than the then-conversion price of the Series B-2 and Series B-4 preferred stock (currently, $0.49).

In addition to the foregoing, we may issue additional common stock, or other securities convertible into common stock, from time to time to finance our operations. We may also issue additional shares in connection with additional stock options or restricted stock granted to our employees, officers, directors and consultants under our equity compensation plans. The issuance of the shares of common stock underlying these instruments, or perception that issuance may occur, will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

If we fail to satisfy applicable listing standards, including maintenance of at least $2.5 million of stockholders’ equity and regaining compliance with the $1.00 minimum bid price requirement, our common stock may be delisted from The NASDAQ Capital Market.

As previously disclosed, on May 13, 2013, we received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid requirement. In accordance with Marketplace Rule 5550(a)(2), we have been granted extensions, and pursuant to the current extension, the Company has 180 calendar days, or until May 12, 2014, to regain compliance with the minimum $1.00 price per share requirement. To regain compliance, any time before May 12, 2014, the bid price of our common stock must close at or above $1.00 per share for a minimum of 10 consecutive business days.  The NASDAQ Listing Qualifications Staff’s determination to grant the additional 180 day compliance period was based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the minimum bid price requirement, and our written notice of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary.  We are soliciting stockholder approval authorizing our Board of Directors to effect a reverse stock split at a ratio within the range of 1:5 to 1:15, as determined by our Board of Directors in the event they deem the split advisable, and have filed a definitive proxy statement with the SEC in connection with such proposal and have sent the proxy to our shareholders of record as of December 23, 2013.  If we do not cure the deficiency during this second compliance period, NASDAQ will provide the Company with written notification that our common stock will be delisted. Upon such notice, we may appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel pursuant to the procedures set forth in the applicable NASDAQ Marketplace Rules. There can be no assurance that, if we appeal any such determination of the NASDAQ Staff, such appeal would be successful.

There can be no assurances that we will be able to maintain our NASDAQ listing. If our common stock were delisted from NASDAQ, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

There can be no assurances that we will receive stockholder authorization to effect a reverse stock split.  In the event our stockholders do not authorize a reverse stock split, we may lose our Nasdaq listing and our ability to enter into capital raising and other transactions will be severely limited.

At our special meeting of stockholders scheduled to be held on February 5, 2014, our stockholders are being asked to authorize our board of directors to implement a reverse stock split at a ratio within the range of 1-for-5 to 1-for-15, as determined by our board of directors.  In addition to helping us to regain compliance with NASDAQ’s $1.00 minimum bid price requirement, a reverse stock split will increase proportionately the authorized, unissued and otherwise unreserved shares available to us for financing and strategic transactions.  While a reverse stock split would not change the total number of shares of our common stock authorized for issuance, it will reduce the outstanding number of shares of our common stock.  As of January 31, 2014, 59,896,501 of our 75,000,000 authorized shares of common stock were issued or reserved while only 15,103,499 of our authorized shares were unissued, unreserved and otherwise available for issuance.  Even if the board effected the reverse split at the bottom of the range (1-for-5), we would still have 75,000,000 authorized shares, but only approximately 11,979,300 shares that were issued or reserved for issuance at January 31, 2014.

We intend to finance our business, in part, through the private placement and public offering of equity and debt securities as needed, including pursuant to the offering proposed to be conducted pursuant to our Registration Statement on Form S-1 (File No. 333-193054) filed on December 23, 2013 which contemplates a public offering of up to $12.5 million of our common stock.  In the event we do not receive stockholder authorization for a reverse stock split, the number of our authorized and otherwise unreserved shares will severely limit our ability to enter into capital raising and any other strategic transactions involving the issuance of equity or securities convertible into equity that we may pursue, and we may need to limit the number of shares offered under our Form S-1 or abandon that transaction.  There can be no assurances that alternative financing opportunities would be available at all or on terms favorable to the Company.  Accordingly, a failure to obtain stockholder approval for the reverse stock split will severely limit our ability to enter into capital raising transactions, and may have an adverse effect on our cash position and our ability to continue to fund our operations

We have never paid cash dividends and do not intend to do so.

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

	High ($)	Low ($)
2013
First Quarter	1.19	0.76
Second Quarter	1.04	0.52
Third Quarter	0.72	0.47
Fourth Quarter	0.75	0.45

2012
First Quarter	2.77	1.19
Second Quarter	1.40	0.62
Third Quarter	1.38	0.65
Fourth Quarter	1.20	0.69

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On January 29, 2014, the last reported sale price of our common stock on The Nasdaq Capital Market was $0.70 per share.  On January 29, 2014, there were approximately 164 holders of record of our common stock.

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

Overview

We are a North-Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox® (oral liquid tamoxifen).  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA and we have submitted an application for and are in the process of seeking orphan drug designation for this product.  Orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. We are looking to partner the drug with an established pharmaceutical development company to undertake and support further development costs.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (“T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which we developed through Phase 1 clinical trials.  For the license, we received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and, based upon an extension agreement of January 31, 2014, expect to be paid another $125,000 by February 21, 2014.  We used the initial $250,000 to pay off $250,000 in existing liabilities to Bayer Healthcare LLC (“Bayer”).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the milestone and annual payments payable to Bayer.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo now provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox (tamoxifen citrate), Gelclair and Bionect, also promotes three Mission products: Ferralet® 90, Binosto® (alendronate sodium) and Aquoral®.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the products complement our portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational and sales representatives were trained and in their assigned territories on January 2, 2014.  With the expansion of the sales force to 20 sales representatives, we expect our commercial costs, net of the Mission support payments to Alamo, to be significantly higher on an annualized basis.

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of the contract sales organization of 20 sales representatives, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations.  As we gain additional commercial experience with our products, we may modify these activities as appropriate.

Our recognized net revenue for 2013 is $419,322 (deferred net revenue - $142,269) primarily from Soltamox and from the launch of Gelclair in the second quarter of 2013.  We have liquidated or distributed to our stockholders all of our investments made in other companies.  Our primary sources of working capital have been proceeds from the sale of our securities and proceeds from the prior sales of securities held in subsidiary companies and marketable securities.

We expect to continue to incur operating losses in the near-term.  Our results may vary depending on many factors, including our ability to build a successful sales and marketing organization, our ability to properly anticipate customer needs , the success of our product marketing efforts and the progress of licensing activities of KRN5500 with pharmaceutical partners. We continue to pursue other in-licensing opportunities for approved products.

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology treatment and oncology supportive care pharmaceutical products:

●	Soltamox, an FDA-approved oral solution of tamoxifen citrate;

●
Cancer support therapeutics, including Gelclair, an FDA-cleared product indicated for the treatment of oral mucositis and Bionect, an FDA-cleared product for the management of irritation of the skin as well as first and second degree burns; and

●	Three Mission Pharmacal products: Ferralet 90 (for anemia), Binosto (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry month).

We currently have an exclusive license to a FDA approved product, Soltamox, an exclusive license to distribute, promote and market a FDA cleared product, Gelclair, a marketing agreement to promote Bionect within the oncology and radiation oncology marketplace, and a marketing agreement to copromote three Mission products:  Ferralet 90, Binosto, and Aquoral.  We are working to expand our portfolio to include additional products through licenses and other collaborative arrangements.

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

     Soltamox

Soltamox (tamoxifen citrate) oral solution, our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer.  Soltamox is the only liquid formulation of tamoxifen available for sale in the United States.  As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a U.K. based manufacturer, for rights to market Soltamox in the United States.  Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd.  Soltamox is protected by a U.S. issued patent which expires in June, 2018.  Under our license agreement with Rosemont, we are obligated to meet minimum sales thresholds during the License Agreement’s seven-year term.  We launched Soltamox in the U.S. in the fourth quarter of 2012.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups.  The National Cancer Institute (NCI) estimated that in 2012 229,060 women would be diagnosed with breast cancer and 39,920 women would die as a result of the disease.  Tamoxifen therapy is generally indicated for breast cancer patients for up to 5 years.   The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products for significant risk of severe or life-threatening adverse events. Soltamox has a Black Box warning related to uterine malignances, stroke and pulmonary embolism.  The FDA added this requirement for a Boxed Warning on all tamoxifen products in 2002.  This warning can be found in the full Soltamox prescribing information at www.soltamox.com.

In order to commercialize Soltamox, we had initially established a specialty commercial sales force to market Soltamox to oncologists, targeting physicians who prescribe tamoxifen. This initial sales force has now been replaced by the Alamo sales force. Current physicians who prescribe tablet forms of tamoxifen in the United States are well known and easily identified by data sources such as IMS and Wolters Kluwer, providers of information services for the healthcare industry.

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, tele-detailing, appropriate levels of product sampling, innovative marketing programs, partnerships with Specialty Pharmacy Providers, working with Patient Advocacy Groups and Foundations as well as collaborative arrangements with third party sales organizations.  We have also recently completed a registry survey called CAPTURE to gather information on compliance, adherence and preference for a liquid therapy among current tamoxifen patients and will use the results in clinical publications as well as marketing programs and material to support increased utilization of Soltamox.

Cancer support therapeutics

We are also focusing on the commercialization of cancer support therapeutics.

Gelclair

On September 7, 2012, we entered into a distribution and license agreement with Helsinn Healthcare SA.  We were granted an exclusive license to distribute, promote, market and sell Gelclair for treatment of certain approved indications in the United States.  Gelclair, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), is an FDA-cleared product indicated for the treatment of oral mucositis. Gelclair is protected by a U.S. issued patent which expires in 2021. Under the license agreement with Helsinn, we are obligated to meet minimum sales thresholds during the ten-year term.  The License Agreement also provides that we will receive exclusive rights to distribute, promote, market and sell Gelclair for an additional indication if Helsinn is able to obtain regulatory approval for such indication.  We launched Gelclair in the U.S. in April, 2013.

Bionect

On March 23, 2012, we entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which we  promote Bionect (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns. Previously, Bionect was promoted and sold by Innocutis only in the dermatology market.  Innocutis continues to promote and sell Bionect in the dermatology market.   Bionect is protected by a U.S. issued patent that expires in 2016. We are compensated by Innocutis for each unit sold in the U.S. oncology and radiation oncology market.  We began promoting Bionect in the U.S. oncology and radiation oncology market in the second quarter of 2012.  The term of the agreement will continue until April 1, 2015 and will be automatically renewed in yearly increments unless notice is given by either party 30 days prior to the expiration of the term or extended term.

Mission Pharmacal Products

On October 25, 2013, we entered into an agreement with Alamo Pharma Services, a subsidiary of Mission Pharmacal, for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission, the Alamo sales team, in addition to promoting our Soltamox, Gelclair and Bionect products, also carries three Mission Pharmacal products: Ferralet 90 (for anemia), BINOSTO (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry mouth). Mission’s products are concurrently being promoted by Mission Pharmacal in other non-oncology related therapeutic markets and all are under patent protection throughout the term of our agreement. The agreements with Alamo and Mission expand DARA's presence in oncology supportive care to address ongoing areas of unmet medical need.

Clinical Stage Asset

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of painful chronic chemotherapy induced peripheral neuropathy in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have improved and simplified the formulation and manufactured new drug substance for the next clinical trial.  We are in discussions with the National Cancer Institute (NCI) to design an additional clinical trial under joint DARA-NCI auspices. Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are looking to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program.

On November 8, 2012 we submitted a request seeking Orphan designation for KRN5500 to the Office of Orphan Products Development at the FDA.  The orphan indication we are seeking is in cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  We are in communication with the FDA regarding this orphan application and on November 19, 2013 provided them with additional information as requested.  We incurred $820,791 in costs associated with the development of KRN5500 during 2013, and we have incurred third party costs of $6,192,263 from inception to date.

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

Inventory

Inventory at December 31, 2013 and 2012 was $104,089 and $125,275, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At December 31, 2013 and 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

As of December 31, 2013 and 2012, respectively, the Company had an estimated $211,000,000 and $203,122,000 of U.S. Federal net operating loss carryforwards that will begin to expire in 2018.  The Company also has an estimated $45,700,000 and $37,716,000 of state net economic loss carryforwards that will begin to expire in 2022.  Additionally, the Company has research and development credits of approximately $2,830,000 and $2,830,000 for federal tax purposes that will begin to expire in 2027.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. If these changes have occurred, the ultimate realization of the net operating loss and R&D credit carryforwards could be permanently impaired.

Sales and Marketing Costs

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, certain promotional allowances to customers, co-pay assistance and administration costs and advertising costs.

Research and Development Expenses

We expense research and development costs as incurred.  Research and development costs include personnel and personnel related costs, clinical material manufacturing costs, process development, research costs, patent costs, pharmacovigilence costs, PDUFA fees, regulatory costs and other consulting and professional services.

Valuation of Goodwill and Acquired Intangible Assets

We have recorded goodwill and acquired intangible assets related to our 2012 acquisition. When identifiable intangible assets  are acquired, we determine the fair values of the assets as of the acquisition date.

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed our annual impairment test as of December 31, 2013 and determined the carrying value of goodwill was not impaired.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses.  This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when invoices have not yet been sent and we have not otherwise been notified of actual cost.  The majority of our service providers invoice monthly in arrears for services performed.  We make estimates of accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us.  We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.  Examples of estimated accrued expenses include:

●	fees paid to distribution providers;

●	fees paid to contract manufacturers in connection with the production of raw materials, drug substance and drug products; and

●	professional service fees.

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718, Compensation-Stock Compensation”).  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for our common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Please refer to Note 11 - Share Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Net revenues and cost of product sales increased by $365,693 and $195,124 from $53,629 and $23,804 for the year ended December 31, 2012 to $419,322 and $218,928 for the year ended December 31, 2013, respectively due to the launch of Soltamox in the fourth quarter of 2012 and the launch of Gelclair in the second quarter of 2013.  2012 revenues consisted of only one quarter of Soltamox revenues while 2013 consists of twelve months of Soltamox revenues and nine months of Gelclair revenues.

Sales and marketing costs consist of salaries and benefits to sales and marketing personnel, marketing programs, and distribution establishment costs.  Sales and marketing expense increased by $2,230,071 from $1,609,601 for the year ended December 31, 2012 to $3,839,672 for the year ended December 31, 2013 as a result of the Company’s merger with Oncogenerix and the costs incurred in establishment of a sales and marketing infrastructure to support the promotion of Bionect, Soltamox and Gelclair.  In the 2012 period, we were in the process of building the necessary commercial infrastructure.  2013 reflects a full year of commercial infrastructure, including the costs associated with implementing and training the contract sales force with Alamo.

Research and development expenses decreased by $781,110 from $2,734,517 for the year ended December 31, 2012 to $1,953,407 for the year ended December 31, 2013, primarily as a result of lower license fee payments to Uman ($125,000) and a decrease in license expense to Bayer ($250,000),  as well as the reduction in research and development expense in 2013resulting from the the Bayer license amendment  ($125,000).

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses decreased by $397,353 from $4,663,359 for the year ended December 31, 2012 to $4,266,006 for the year ended December 31, 2013, primarily as a result of decreases in investor relations expense ($496,000) and legal and professional fees ($333,000) offset by increases in salaries ($278,000)  and relocation costs ($51,000).

Depreciation and amortization expense decreased by $28,789 from $659,441 for the year ended December 31, 2012 to $630,652 for the year ended December 31, 2013, primarily as a result of lower amortization expense resulting from the 2012 write off of a license agreement.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income decreased by $446,782 from $596,885 of income for the year ended December 31, 2012 to $150,103 of income for the year ended December 31, 2013, primarily as a result of the decrease of $536,889 in gain from sale of marketable securities and nonmonetary assets and by accretion of interest expense associated with discounted Helsinn milestone liabilities.  This decrease was partially offset by $125,000 in license revenue (net of 2013 Bayer accrual) recognized in other income during 2013 related to the sublicense of DB959 to T3D Therapeutics, Inc.

Consolidated net loss increased by $2,627,453 from $7,740,371 for the year ended December 31, 2012 to $10,367,824 for the year ended December 31, 2013, primarily due to the factors discussed above.

Liquidity and Capital Resources

Overview

From inception through December 31, 2013, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $53,344,720 in net proceeds and (2) the sale of marketable securities and securities held in subsidiary companies, through which we raised $2,045,216 and $5,152,388, respectively.

Working Capital

	December 31,	December 31,
	2013	2012
Current assets	$3,888,637	$7,044,827
Current liabilities	1,675,061	2,038,862
Working capital	$2,213,576	$5,005,965

At December 31, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $3,425,543. As of December 31, 2013, we had working capital of $2,213,576.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.  From December 31, 2012 to December 31, 2013, our working capital decreased by $2,792,389 due to cash used in operating activities of approximately $9,129,000, partially offset by cash provided by investing activities of approximately $82,000 and cash provided by financing activities of approximately $6.0 million.

We have incurred significant net losses and have had negative cash flows from operations during each period from inception through December 31, 2013 and have an accumulated deficit of $56,992,595 at December 31, 2013. Management expects operating losses and negative cash flows to continue through 2014 and the foreseeable future.

Cash Flows

	2013	2012
Cash used in operating activities	$(9,129,307)	$(7,021,194)

Cash provided by investing activities	81,787	459,346

Cash provided by financing activities	5,976,606	11,879,148

Net (decrease) increase in cash and cash equivalents	$(3,070,914)	$5,317,300

     Our cash used in operating activities for the year ended December 31, 2013 compared to our cash used in operating activities for the year ended December 31, 2012 increased by $2,108,113 primarily due to the increase in consolidated net loss of $2,627,453, which was driven primarily by the increase in sales and marketing expenses of $2,230,071, as explained above.

Our net cash provided by investing activities during the year ended December 31, 2013 was $81,787 which consisted of proceeds received from the sale of marketable securities of $94,005 offset by purchases of furniture and fixtures of $12,218.  Our cash provided by investing activities during the year ended December 31, 2013 compared to our cash provided by investing activities for the year ended December 31, 2013 decreased by $377,559 primarily due to a $652,691 decrease in proceeds from marketable securities, partially offset by the decrease of $250,000 in the purchase of license rights.

Our net cash provided by financing activities for the year ended December 31, 2013 compared to our net cash provided by financing activities for the year ended December 31, 2012 decreased by $5,902,542 primarily due to the $5,755,756 decrease in net proceeds from issuances of preferred and common stock .

Financial Condition

The Company funded its 2013 operations primarily from net proceeds from equity securities issued totaling approximately $4,942,000 in 2013 and from net proceeds from the exercise of warrants totaling approximately $1,221,000 in 2013. The Company ended 2013 with cash and cash equivalents totaling approximately $3,426,000.   Management believes that, based upon its current operating plan, that such currently available funds, together with projected sales of Soltamox and Gelclair in 2014 will enable the Company to fund its planned operations and to meet its obligations through the first quarter of 2014.  These obligations over the next twelve months include, but are not limited to, lease commitments of approximately $168,000, anticipated fixed license obligations of approximately $125,000 and minimum sales force obligations of approximately $814,000.  The Company will need additional funds to meet its obligations and fund operations beyond that time.

On December 23, 2013, the Company filed with the SEC a Registration Statement on Form S-1 for a proposed public offering of up to $12.5 million of common stock (the “Proposed Offering”). The Company intends to work towards consummating the Proposed Offering during the first quarter of 2014. The exact terms of the Proposed Offering are not known, and the actual number of shares of common stock that the Company sells will depend on multiple factors, including market conditions and the market price of the Company’s common stock. Based on the current market price of the Company’s common stock, the Company does not have sufficient authorized and unreserved shares to sell the full $12.5 million being registered pursuant to the Registration Statement unless the Board effects a Reverse Stock Split, subject to shareholder approval which the Company is soliciting pursuant to its definitive proxy statement filed on December 24, 2014.  A Reverse Stock Split would create a decrease to the Company’s issued and outstanding shares and would provide the Company with sufficient authorized shares to sell the entire amount to be covered by the Registration Statement. If the proposal for a Reverse Stock Split is not approved by shareholders, and the Board therefore does not receive authorization to effect a Reverse Stock Split, the Company will not have sufficient shares available for issuance in order to raise the full $12.5 million in the Proposed Offering, and will need to either reduce the amount or pursue other financing alternatives, which may not be available to the Company or, if available, may not be available on favorable terms. Even if this proposal is approved and a Reverse Stock Split is effected, there can be no assurance that market conditions will permit the Company to sell $12.5 million or any other particular amount of common stock in the Proposed Offering. If for any reason the Company is not able to proceed with a capital raise on the terms set forth in the Registration Statement, it is likely that any alternative financing that the Company would pursue would require more authorized and unissued common stock than it currently has available.

As discussed above, we believe we have sufficient working capital to continue our operations through the first quarter of 2014.  We expect to require additional investment capital to pursue our long-term business plan. Our working capital requirements will depend upon numerous factors including the costs we may incur building a portfolio of pharmaceutical products and a sales force to commercialize such products, and our ability to sell or license these technologies to third parties.  In any event, we may require substantial funds in addition to those presently available to meet our business objectives.  To ensure the continued level of development and funding of our operations, we expect to continue to explore various possible financing options that may be available to us, which may include a sale of our securities, the sale of certain of our investments or out-licensing of one or more of our drug programs.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we need to raise funds and are unable to secure them, we may not be able to:

●	continue marketing and sales efforts with respect to Soltamox or begin such efforts for other products;

●	successfully build a portfolio of additional products for commercialization;

●	successfully out-license, otherwise monetize or commercialize any of our programs; or

●	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013.

Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

DARA BioSciences, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
DARA BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of DARA BioSciences, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HORNE LLP

Ridgeland, Mississippi
February 4, 2014

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$3,425,543	$6,496,457
Investment-available-for-sale, at fair value	–	96,346
Accounts receivable	174,086	173,382
Inventory	104,089	125,275
Prepaid expenses and other assets, current portion	184,919	153,367
Total current assets	3,888,637	7,044,827

Furniture, fixtures and equipment, net	40,614	50,190
Restricted cash	12,882	12,875
Prepaid expenses and other assets, net of current portion	–	54,439
Intangible assets, net	3,224,711	3,708,569
Goodwill	821,210	821,210
Total assets	$7,988,054	$11,692,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$619,566	$1,382,881
Accrued liabilities	785,016	326,713
Accrued compensation	124,293	172,250
Deferred revenue	142,269	149,848
Capital lease obligation, current portion	3,917	7,170
Total current liabilities	1,675,061	2,038,862

Deferred lease obligation	72,729	40,865
License milestone liability, non-current	662,215	599,446
Capital lease obligation, net of current portion	16,044	19,962

Total liabilities	2,426,049	2,699,135

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at December 31, 2013 and 2012.
Series A Preferred stock, 4,800 shares designated, 578 shares issued and outstanding at December 31, 2013, 828 shares issued and outstanding at December 31, 2012.	5	8
Series B2 Preferred stock, 15,000 shares designated, 50 shares issued and outstanding at December 31, 2013. 1,110 shares issued and outstanding at December 31, 2012.	1	11
Series B3 Preferred stock, 2,550 shares designated, 0 shares issued and outstanding at December 31, 2013 and 2012.	–	–
Series B4 Preferred stock, 250 shares designated, 100 shares issued and outstanding at December 31, 2013, 0 shares issued and outstanding at December 31, 2012.	1	–
Common stock, $0.01 par value, 75,000,000 shares authorized, 30,973,850 shares issued and outstanding at December 31, 2013, 18,947,094 shares issued and outstanding at December 31, 2012.	309,739	189,471
Accumulated other comprehensive income, net of taxes	–	45,469
Additional paid-in capital	63,292,294	56,430,227
Accumulated deficit	(56,992,595)	(47,027,581)

Total stockholders’equity before noncontrolling interest	6,609,445	9,637,605
Noncontrolling interest	(1,047,440)	(644,630)

Total stockholders' equity	5,562,005	8,992,975

Total liabilities and stockholders’ equity	$7,988,054	$11,692,110

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012

Net revenues	$419,322	$53,629

Costs and expenses:
Cost of goods sold	218,928	23,804
Sales and marketing	3,839,672	1,609,601
Research and development	1,953,407	2,734,517
General and administrative	4,266,006	4,663,359
Depreciation and amortization of intangibles	630,652	659,441
Total costs and expenses	10,908,665	9,690,722
Loss from operations	(10,489,343)	(9,637,093)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	71,712	608,601
Other income, net	144,965	–
Interest (expense), net	(66,574)	(11,716)
Other income	150,103	596,885

Net loss before income tax expense	(10,339,240)	(9,040,208)
Income tax benefit (expense)	(28,584)	1,299,837
Consolidated net loss	(10,367,824)	(7,740,371)
Loss attributable to noncontrolling interest	402,810	429,338
Loss attributable to controlling interest	$(9,965,014)	$(7,311,033)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.39)	$(0.60)

Shares used in computing basic and diluted net loss per
common share	25,661,282	12,110,386

Comprehensive Loss:
Consolidated net loss	$(10,367,824)	$(7,740,371)
Other comprehensive income
Unrealized gain (loss) on investments available for sale	(2,341)	682,654
Reclassification adjustments for gains included in net loss	(71,712)	(608,601)
Income taxes related to other comprehensive income (loss)	28,584	(28,584)
Other comprehensive income (loss), net of tax	(45,469)	45,469
Comprehensive Loss	(10,413,293)	(7,694,902)
Comprehensive loss attributable to noncontrolling interest	402,810	429,338
Comprehensive loss attributable to controlling interest	$(10,010,483)	$(7,265,564)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

																Stockholders’
																Equity
															Accumulated	(Deficit)
	Series A		Series B-1		Series B-2		Series B-3		Series B-4				Additional		Other	Before		Total
	Convertible		Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Comprehensive	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		CommonStock		Capital	Deficit	Income	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	828	$8	–	$-	–	$-	–	$-	–	$-	5,600,804	$56,008	$40,834,972	$(39,716,548)	$-	$1,174,440	$(215,292)	$959,148
							–	–	–	–
Share-based compensation	–	–	–	-	–	–	–	–	–	–	400,000	4,000	807,858	–	-	811,858	–	811,858
Issuance of common stock Oncogenerix merger	–	–	–	–	–	–	–	–	–	–	1,337,471	13,375	2,750,734	–	-	2,764,109	–	2,764,109
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	–	–	–	–	1,170,200	11,702	1,158,498	–	-	1,170,200	–	1,170,200
Issuance of B-1 preferred stock, net of issuance costs of $139,500	–	–	1,700	17	–	–	–	–	–	–	–	–	1,174,043	–	-	1,174,060	–	1,174,060
Issuance of B-1 warrants	–	–	–	–	–	–	–	–	–	–	–	–	386,440	–	-	386,440	–	386,440
Issuance of B-2 preferred stock, net of issuance costs of $1,066,532	–	–	–	–	10,250	103	–	–	–	–	–	–	5,014,670	–	-	5,014,773	–	5,014,773
Issuance of B-2 warrants @ $1.00		–	–	–	–	–	–	–	–	–	–	–	2,107,551	–	-	2,107,551	–	2,107,551
Issuance of B-2 warrants @ $1.25	–	–	–	–	–	–	–	–	–	–	–	–	2,061,145	–	-	2,061,145	–	2,061,145
Modification of B-2 warrants	–	–	–	–	–	–	–	–	–	–	–	–	238,593	-	-	238,593	–	238,593
Conversion of preferred stock to common stock	–	–	(1,700)	(17)	(9,140)	(92)	–	–	–	–	10,438,619	104,386	(104,277	–	-	–	–	–
							–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(7,311,033)	-	(7,311,033)	$(429,338)	(7,740,371)
Net change in unrealized gain on investments available-for-sale, net of taxes	–	–	–	–	–	–	–	–	–	–	–	–	–	–	45,469	45,469	–	45,469

Balance at December 31, 2012	828	8	–	-	1,110	11	-	-	-	-	18,947,094	189,471	56,430,227	(47,027,581)	45,469	9,637,605	(644,630)	8,992,975

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

Share-based compensation	–	–	–	-	–	–	–	–	–	–	40,000	400	818,384	–	-	818,784	-	818,784
Issuance of B-3 and B-4 preferred stock, net of issuance costs of $284,272	–	–	–	-	–	–	2,550	26	250	3	–	–	1,918,906	–	-	1,918,935	-	1,918,935
Issuance of B-3 and B-4 warrants	–	–	–	-	–	–	–	–	–	–	–	–	596,793	–	-	596,793	-	596,793
Retirement of stock	–	–	–	-	–	–	–	–	–	–	(200,000)	(2,000)	2,000	–	-	–	-	–
Issuance of common stock, net of issuance costs of $388,000	–	–	–	-	–	–	–	–	–	–	5,566,767	55,668	1,414,813	–	-	1,470,481	-	1,470,481
Issuance of warrants with common stock	–	–	–	-	–	–	–	–	–	–	–	–	956,231	–	-	956,231
Issuance of common stock from exercise of warrants	–	–	–	-	–	–	–	–	–	–	1,463,874	14,639	1,206,460	–	-	1,221,099	-	1,221,099
Conversion of preferred stock to common stock	(250)	(3)	–	-	(1,060)	(10)	(2,550)	(26)	(150)	(2)	5,156,115	51,561	(51,520)	–	-	–	-	–
Net change in unrealized gain on investments available-for-sale, net of taxes	–	–	–	-	–	–	–	–	–	–	–	–	–	–	(45,469)	(45,469)		(45,469)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(9,965,014)		(9,965,014)	$(402,810)	(10,367,824)

Balance at December 31, 2013	578	$5	-	$-	50	$1	-	$-	100	$1	30,973,850	$309,739	$63,292,294	$(56,992,595)	$-	$6,609,445	$(1,047,440)	$4,605,774

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating activities
Consolidated net loss	$(10,367,824)	$(7,740,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630,652	659,441
Deferred income tax expense (benefit)	28,584	(1,299,837)
Accretion of debt discount and other	65,844	17,738
Share-based compensation	818,784	811,858
Expense of B-2 warrant modification	–	238,593
Gain on sale of investments	(71,712)	(608,601)
Deferred lease obligation	31,864	31,766
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(704)	(173,382)
Inventory	21,186	(125,275)
Prepaid expenses and other assets	189,359	200,224
Accounts payable and accrued liabilities	(475,340)	966,652
Net cash used in operating activities	(9,129,307)	(7,021,194)

Investing activities
Purchases of furniture, fixtures and equipment	(12,218)	(18,063)
Purchases of license rights	–	(250,000)
Cash received in the Oncogenerix merger	–	10,632
Purchase of investments in affiliates	–	(29,919)
Proceeds from sale of investments	94,005	746,696
Net cash provided by investing activities	81,787	459,346

Financing activities
Repayments of capital lease obligation	$(7,172)	$(14,928)
Repayments on other financing	(179,754)	–
Proceeds from exercise of warrants	1,221,099	1,170,200
Proceeds from issuance of preferred stock, common stock,
and warrants, net of issuance costs	4,942,440	10,698,197
Change in restricted cash	(7)	25,679
Net cash provided by financing activities	5,976,606	11,879,148

Net (decrease) increase in cash and cash equivalents	(3,070,914)	5,317,300

Cash and cash equivalents at beginning of period	6,496,457	1,179,157
Cash and cash equivalents at end of period	$3,425,543	$6,496,457

Supplemental disclosure of non-cash investing and financing activity
License milestone liability	$125,000	$703,634
Common stock and contingent consideration issued in Oncogenerix merger	–	2,764,109
B-2 warrant modification	–	238,593
Shares issued to third party for services	–	248,800

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product license Soltamox® (tamoxifen citrate) oral solution.   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 12, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PV) and sodium hyaluronate (hyaluronic acid) for the treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, the Company has a marketing agreement with Innocutis Holdings, LLC pursuant to which it promotes Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA and we have submitted an application for and are in the process of seeking orphan drug designation for this product.  Orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  The Company is looking to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs.

As part of the Company’s strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, the Company granted T3D Therapeutics, Inc. (T3D) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which it had developed through Phase 1 clinical trials.  For the license, the Company received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and, based upon an extension agreement of January 31, 2014, expects to be paid another $125,000 by February 21, 2014.  The Company used the initial $250,000 to pay off $250,000 in existing liabilities to Bayer Healthcare LLC (“Bayer’).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the milestone and annual payment to Bayer.

On October 25, 2013, the Company entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo now provides the Company with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, the Company signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting the Company’s products Soltamox (tamoxifen citrate), Gelclair and Bionect, will also promote three Mission products: Ferralet® 90, Binosto® (alendronate sodium) and Aquoral®.  The agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the products complement the Company’s portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational and sales representatives were trained and in their assigned territories by January 2, 2014.  With the expansion of the sales force to 20 sales representatives, the Company expects its commercial costs , net of Mission support payments to Alamo to be significantly higher on an annualized basis.

The Company launched Soltamox in the U.S. in late October 2012 and subsequently launched its second product, Gelclair in April 2013. Since inception, the Company had been in the development stage as defined by FASB Accounting Standards (“ASC”), 915, Development Stage Entities. With the launch of Soltamox and the commencement of principal operations, the Company is no longer considered to be in the development stage and the financial statement presentation has been modified accordingly.  In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the first quarter of 2014.

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

On January 17, 2012, the Company merged with Oncogenerix, Inc. (“Oncogenerix”)  as a result of which Oncogenerix became a wholly-owned subsidiary of DARA.  Oncogenerix was a specialty pharmaceutical company which was focused on the identification, development and commercialization of branded and generic oncology pharmaceutical products. Oncology treatment and oncology supportive care products and other product licensing opportunities, along with DARA's existing proprietary development pipeline, became the basis of the Company's long-term product portfolio.

For accounting purposes, the merger with Oncogenerix was accounted for under the acquisition method of accounting for business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 805), Business Combinations.

The accompanying notes are an integral part of these consolidated financial statements.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business.  However, as presented in the financial statements, as of December 31, 2013, the Company has a cash balance of approximately $3,426,000 and an accumulated deficit of $56,992,595. The Company also incurred a net loss of $10.3 million and negative cash flows from operations of $9.1 million in 2013. The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2013. Management expects operating losses and negative cash flows to continue into 2014.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The 2013 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company funded its 2013 operations primarily from net proceeds from equity securities issued totaling approximately $4,942,000 in 2013 and from net proceeds from the exercise of warrants totaling approximately $1,221,000 in 2013. The Company ended 2013 with cash and cash equivalents totaling approximately $3,426,000.   Management believes that, based upon its current operating plan, that such currently available funds, together with projected sales of Soltamox and Gelclair in 2014 will enable the Company to fund its planned operations and to meet its obligations through the first quarter of 2014.  These obligations over the next twelve months include, but are not limited to, lease commitments of approximately $168,000, anticipated fixed license obligations of approximately $125,000 and minimum sales force obligations of approximately $814,000.  The Company will need additional funds to meet its obligations and fund operations beyond that time.

On December 23, 2013, the Company filed with the SEC a Registration Statement on Form S-1 for a proposed public offering of up to $12.5 million of common stock (the “Proposed Offering”). The Company intends to work towards consummating the Proposed Offering during the first quarter of 2014. The exact terms of the Proposed Offering are not known, and the actual number of shares of common stock that the Company sells will depend on multiple factors, including market conditions and the market price of the Company’s common stock. Based on the current market price of the Company’s common stock, the Company does not have sufficient authorized and unreserved shares to sell the full $12.5 million being registered pursuant to the Registration Statement unless the Board effects a Reverse Stock Split, subject to shareholder approval which the Company is soliciting pursuant to its definitive proxy statement filed on December 24, 2014..  A Reverse Stock Split would create a decrease to the Company’s issued and outstanding shares and would provide the Company with sufficient authorized shares to sell the entire amount to be covered by the Registration Statement. If the proposal for a Reverse Stock Split is not approved by shareholders, and the Board therefore does not receive authorization to effect a Reverse Stock Split, the Company will not have sufficient shares available for issuance in order to raise the full $12.5 million in the Proposed Offering, and will need to either reduce the amount or pursue other financing alternatives, which may not be available to the Company or, if available, may not be available on favorable terms. Even if this proposal is approved and a Reverse Stock Split is effected, there can be no assurances that market conditions will permit the Company to sell $12.5 million or any other particular amount of common stock in the Proposed Offering. If for any reason the Company is not able to proceed with a capital raise on the terms set forth in the Registration Statement, it is likely that any alternative financing that the Company would pursue would require more authorized and unissued common stock than it currently has available.

There can be no assurance that any financing transaction, if commenced, will be completed or as to the value that any such transaction might have for our stockholders.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., and Oncogenerix, Inc. (which are each wholly owned by the Company), and DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company). The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

The accompanying notes are an integral part of these consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of December 31, 2013 and 2012, the Company had bank balances of $3,313,230 and $5,543,814, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, OncoMed, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation represented 90% of our gross trade accounts receivable as of December 31, 2013 and our top three customers, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation represented 95% of our gross trade accounts receivable as of December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of December 31, 2013, the Company had an aggregate of $3.2 million in capitalized product rights, which it expects to amortize over remaining periods of approximately 4.5 to 8.7 years. As of December 31, 2012 the Company had an aggregate of $3.7 million in capitalized product rights (See Notes 3 and 7).

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during 2013 or 2012.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during 2013 or 2012.

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company allows for product to be returned beginning prior to and following product expiration. The Company does not believe it has sufficient experience with the Soltamox product and the related wholesaler distribution channel at this time to reasonably estimate product returns from its wholesalers while the wholesalers are still holding inventory.  Therefore, the Company is deferring the recognition of Soltamox revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers.  It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to hospitals or other end-user customers have occurred.   Revenue is recognized from products sales directly to hospitals, clinics, and pharmacies when the merchandise is shipped.  Revenue from Gelclair sales is recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, and pharmacies as the Company believes it has achieved normalized inventory levels for Gelclair.

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

Share-Based Compensation Valuation and Expense

Share-based compensation for stock and stock-based awards issued to employees and non-employee directors, is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation, and, is recorded as a compensation charge based on the fair value of the award on the date of grant. Share based compensation for stock and stock-based awards issued to non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments is accounted for using the fair value method prescribed by FASB ASC 505-50, Equity-Based Payment to Non-Employees, and is recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 11 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income unrealized gains and losses on available-for-sale investments. The Company displays comprehensive income and its components as part of the consolidated statements of net loss and comprehensive loss and in its consolidated statements of shareholder equity.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At December 31, 2013 and December 31, 2012 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the years ended December 31, 2013 and 2012 as their effect is anti-dilutive. For the year ended December 31, 2013 there were no in-the-money common stock equivalents. For the year ended December 31, 2012, the following in-the-money common equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 1,460,526 common equivalents from the Series B-2 convertible preferred stock and 125,000 options.

	Year ended December 31,
	2013	2012
Net loss attributable to controlling interest	$(9,965,014)	$(7,311,033)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	25,661,282	12,110,386

Basic and diluted net loss per common share attributable to controlling interest	$(0.39)	$(0.60)

Recent Accounting Pronouncements

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

3.  Merger

On January 17, 2012, the Company merged with Oncogenerix, Inc., a specialty pharmaceutical company focused on the identification, development and commercialization of branded and generic oncology and oncology support pharmaceutical products, as a result of which Oncogenerix became a wholly-owned subsidiary of DARA.  Going forward, cancer-support products and other product licensing opportunities, became the basis of the Company's long-term product portfolio.

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

The accompanying notes are an integral part of these consolidated financial statements.

As of December 31, 2012, the Company has revised the probability-weighted assessment of the contingent consideration shares based upon a better understanding of the future outlook for certain products acquired and has reduced the value of those shares to $1,036,541 for a total revised fair value of  $2,764,109.In accordance with the provisions of FASB ASC 805, the following table presents the preliminary allocation of the total fair value of consideration transferred, as discussed above, to the acquired tangible and intangible assets and assumed liabilities of Oncogenerix based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded since that date and the adjusted allocation of the total fair value:

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

The accompanying notes are an integral part of these consolidated financial statements.

4.  Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI Interventions became a publicly traded company on May 18, 2012.  The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the year ended December 31, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.  During the year ended December 31, 2012, the Company recognized a gain of $608,601 on the sale of MRI shares.

5.  Fair Value

There were no assets measured at fair value on a recurring basis as of December 31, 2013.

Assets measured at fair value on a recurring basis consisted of the following instrument as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Investment in MRI Interventions, Inc.	$96,346	$96,346	$-	$-

Total	$96,346	$96,346	$-	$-

6.  Furniture, Fixtures and Equipment, net

Furniture fixtures and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Furniture and fixtures	$87,009	$87,009
Equipment	101,402	89,184
Computer software	15,659	15,659
Leasehold improvements	11,634	11,634
Total	215,704	203,486
Less accumulated depreciation	(175,090)	(153,296)
Furniture, fixtures, and equipment	$40,614	$50,190

The accompanying notes are an integral part of these consolidated financial statements.

The Company did not recognize a gain or loss from disposals of fixed assets in 2013 or 2012.

Depreciation expense, including depreciation related to assets held under capital leases, was $21,794 and $20,976 for the years ended December 31, 2013 and 2012, respectively.

7.  Intangible Assets

The Company holds an exclusive license for the U.S. marketing rights to Soltamox from Rosemont Pharmaceuticals, Ltd., a U.K. based oral liquids specialty pharmaceutical company.  The Company acquired this license on January 17, 2012 in connection with its acquisition of Oncogenerix as described in Note 3.

On February 9, 2012, the Company entered into an Exclusive Distribution Agreement with Uman Pharma Inc. in which the Company received an exclusive license to import, sell, market, and distribute Uman’s gemcitabine lyophilized powder product in 200mg and 1g dosage sizes in the U.S.  The Company made a $125,000 license fee payment in February 2012 which it capitalized and began amortizing the amount over the term of the license of 49 months.

Due to the then U.S. market conditions for gemcitabine lyophilized powder, Uman did not file an Abbreviated New Drug Application for gemcitabine with the FDA in 2012.  In fact, pricing pressure on gemcitabine made it unlikely that Uman would be able to manufacture and the Company did not believe it would be able to commercialize gemcitabine in the U.S. at prices competitive enough to establish any significant market share.  As a result, during the year ended December 31, 2012, the Company wrote off the license fee with a charge in the amount of $125,000 being recorded to research and development expense.

On September 12, 2012, the Company acquired an exclusive license with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for treatment of certain approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis.  The Company has determined there is a strong likelihood that certain milestones under its license agreements will be reached and that the additional consideration will be paid when due.  This liability was recorded in the Company’s financial statements at the initial discounted value of approximately $703,000. The discounted value of the additional consideration has been recorded by the Company as a non-current asset with a portion recorded as a current liability and the balance recorded as a long-term liability on its December, 2012 balance sheet.  The liability was discounted at the Company's estimated long-term borrowing rate.  During the year ended December 31, 2013, the Company recorded an additional current liability of $125,000 related to certain sales milestones due under its license agreement.  The Company is amortizing these prepaid license fees over the estimated useful life of one hundred twenty months on a straight line basis, beginning with September, 2012.

On March 23, 2012, the Company entered into an Exclusive Marketing Agreement with Innocutis Holdings, LLC pursuant to which the Company will promote Bionect (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  The Company will be compensated by Innocutis for each unit sold in the oncology and radiation oncology market.

Gross cost and accumulated amortization of intangible assets at December 31, 2013 totaled $4,372,034 and $1,147,323, respectively.  Gross cost and accumulated amortization of intangible assets at December 31, 2012 totaled $4,847,033 and $1,138,464, respectively. Amortization of these intangible assets is expected to be approximately $616,000 each year for the next four years, approximately $362,000 in the fifth year and approximately $400,000 in the aggregate thereafter.

8. Non-controlling Interest

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

The accompanying notes are an integral part of these consolidated financial statements.

On March 1, 2007, DARA Therapeutics settled the 2004 note through the issuance of 333,334 shares of common stock of DARA Therapeutics representing 25% of the then outstanding stock of DARA Therapeutics. The Company recorded the issuance of DARA Therapeutics shares as a non-controlling interest in the subsidiary in the amount of $1,441,948. Net loss attributable to the third party’s non-controlling interest was $402,810 and $429,338 for the years ended December 31, 2013 and 2012, respectively, which has reduced the non-controlling interest in the subsidiary to $1,047,440 at December 31, 2013.

9.  Commitments and  Contingencies

Operating leases

On November 30, 2007, the Company entered into a lease agreement for 7,520 square feet of office space at 8601 Six Forks Road, Raleigh, North Carolina, known as Forum I. The Company relocated its corporate headquarters from 4505 Falls of the Neuse Road, Raleigh, North Carolina to Forum I in April 2008. The lease term began on April 1, 2008 and was to expire on March 31, 2013 with the option to terminate earlier for cause or to extend.  Effective April 1, 2012 the Company amended the lease to extend the expiration date through March 31, 2018. DARA is recording expenses related to the lease ratably over the term of the lease and as a result has recorded a liability at December 31, 2013 and 2012 for the deferred lease obligation of $72,729 and $40,865, respectively.

In connection with this lease, the Company issued a letter of credit in the amount of $77,080 on December 11, 2007. The letter of credit is renewable annually for the term of the lease with the landlord and is collateralized by cash held in an interest-bearing time deposit at a bank. The security deposit balance, shown as restricted cash on the balance sheet, has been reduced to $12,882 at December 31, 2013 and $12,875 at December 31,2012. Total rent expense was $155,777 and $149,653 for the years ended December 31, 2013 and 2012, respectively.

DARA also has in place various operating leases related to office equipment.

At December 31, 2013, future minimum commitments under leases with non-cancelable terms of more than one year are as follows:

Year:	Operating Leases
2014	161,058
2015	173,391
2016	177,058
2017	181,476
2018	45,646
Total	$738,629

The accompanying notes are an integral part of these consolidated financial statements.

Capital Leases

During 2012, the Company entered into a capital lease agreement of $36,751 for additional office equipment. The cost of capital lease assets is included under property and equipment in the balance sheet at December 31, 2013 and 2012, respectively. Accumulated depreciation of the leased equipment was $31,124 and $27,047 at December 31, 2013 and 2012, respectively.

The future minimum lease payments required under capital leases and the present values of the net minimum lease payments as of December 31, 2013 are as follows:

Year:	Capital Leases
2014	7,350
2015	7,350
2016	7,350
2017	6,125
2018
Total	28,175
Less amount representing interest and maintenance	(8,213)
Present value of minimum lease payment	$19,962

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

Alamo

On October 25, 2013, the Company entered into an agreement with Alamo pursuant to which Alamo provides the Company with a dedicated national sales team of 20 sales representatives to promote its commercial products. In addition, the Company signed an agreement, exclusive to the oncology market, with Mission, Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting the Company’s products Soltamox (tamoxifen citrate), Gelclair and Bionect, now also promotes three Mission products: Ferralet 90, Binosto (alendronate sodium) and Aquoral.  The agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the products complement the Company’s portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational and sales representatives were trained and in their assigned territories by early January 2014.  With the expansion of the sales force to 20 sales representatives, the Company expects its commercial costs to be significantly higher on an annualized basis.

Under the terms of the Alamo agreement, the Company shall pay to Alamo over a six-month period beginning in December 2013 a one-time implementation fee.  The Company has recognized the entire fee in sales and marketing expense in 2013.  In addition, each month the Company is required to pay Alamo a monthly fixed fee during the term of the agreement.

The initial term of the agreement is three years and then the agreement automatically renews in one-year terms unless either party provides the other party with at least sixty days written notice prior to the end of the term.  Furthermore, either party may terminate at any time by providing three months written notice.

The Company recorded $331,998 in expenses related to the Alamo agreement in 2013.

The accompanying notes are an integral part of these consolidated financial statements.

10. Stockholders’ Equity

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

On August 19, 2013, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may sell from time to time, through an “at-the-market” share offering program shares of its common stock, $0.01 par value per share. Also on August 19, 2013, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the August 2013 offering of shares of common stock having an aggregate offering price of up to $2,730,000.   As of December 31, 2013, the Company had sold 466,767 shares of common stock for gross proceeds of approximately $265,000 before deducting sales agent commissions and offering expenses of $140,000, in connection with the Sales Agreement. On October 17, 2013, the Company terminated the Sales Agreement in accordance with the provisions thereof.

On October 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering of 5,100,000 shares of the Company’s common stock at an offering price of $0.50 per share (the “Share Offering”).  In a concurrent private placement, the Company granted to those institutional investors a warrant to purchase one share of the Company’s common stock for each share purchased in the Share Offering.  The closing of the sale of the shares and warrants under the securities purchase agreement and the concurrent private placement took place on October 24, 2013 for net proceeds of approximately $2,300,000 after deducting placement agent fees and other expenses totaling approximately $248,000.  Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $0.56, becomes exercisable six months after issuance and will be exercisable for five years from the initial exercise date.

Preferred Stock

On December 28, 2012, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale by the Company of $2,800,000 of shares of Series B-3 and Series B-4 convertible preferred stock (initially convertible into a combined total of 3,684,210 shares of common stock).  In connection with the purchase of shares of Series B-3 and B-4 convertible preferred stock, each investor received warrants to purchase a number of shares of common stock equal to the number of shares of common stock into which such investor’s shares of Series B-3 and B-4 convertible preferred stock are convertible, at an exercise price equal to $1.05. Each warrant is exercisable at any time on or after the six-month anniversary of date of issuance (the “Initial Exercise Date”).  One-half of the warrants are exercisable for two years from the Initial Exercise Date, but not thereafter, and the other half are exercisable for five years from the Initial Exercise Date, but not thereafter.

The closing date for the sale of these securities took place on December 31, 2012 for net proceeds of $2,515,728 with the cash being received by the Company in January 2013. Because the proceeds from the offering were not received until January 2013, the transaction has been accounted for in the year ended December 31, 2013.  The offering required and received the approval of at least 67% of the then outstanding Series B-2 warrants holders.

The Series B-3 convertible preferred stock was issued pursuant to an effective shelf registration statement.  The Series B-4 convertible preferred stock and the warrants were issued without registration. Accordingly, the investor may exercise those warrants and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.  The Company has filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of or in connection with the Series B-4 convertible preferred stock and upon exercise of the warrants registration was declared effective on April 10, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

In connection with the Series B-3 and B-4 transaction, on December 28, 2012, the Company entered into an Amendment to Series B-2 Securities Purchase Agreement and Warrants with all of the current holders of warrants issued by the Company pursuant to the securities purchase agreement, dated April 6, 2012.  Pursuant to the amendment, the warrant holders agreed to amend the April Purchase Agreement to permit the Company to conduct further financings below $1.00 and the Company agreed to amend the exercise price of the warrants issued to such warrant holders.  In connection with the amendment, the exercise price of a total of 5,125,000 of $1.25 warrants was reduced to $1.00 and the exercise price of a total of 3,954,800 of $1.00 warrants was reduced to $0.80. Additionally, pursuant to the certificate of designations for Series B-2 preferred stock, the conversion price of the Company’s then outstanding shares of Series B-2 convertible preferred stock was adjusted from $1.00 to $0.76. The fair value of the warrant modifications was determined to be $238,593 and was recorded as an expense to general and administrative expense as of December 31, 2012.  During the year ended December 31, 2013, investors in the B-3 preferred stock have converted all 2,550 shares into 3,355,258 shares of common stock and investors in the B-4 preferred stock have converted 150 Series B-4 shares into 306,122 shares of common stock.

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

Shares of Series B-2 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at an initial conversion price of $1.00 per share (adjusted to $0.49). The Series B-2 warrants represent the right to acquire shares of common stock at an exercise price of $1.00 per share and $1.25 per share and will expire on April 12, 2017.  During the year ended December 31, 2013, 1,060 Series B-2 Preferred shares were converted into 1,394,735 shares of common stock, 1,213,874 of the $0.80 Series B-2 warrants were exercised for proceeds of $971,099  and 250,000 of the $1.00 Series B-2 warrants were exercised for proceeds of $250,000.  During the year ended December 31, 2012, 9,140 Series B-2 Preferred shares were converted into 9,200,000 shares of common stock.  During the year ended December 31, 2012, 1,170,200 of the $1.00 Series B-2 warrants were exercised

Management evaluated the terms and conditions of the embedded conversion features based on the guidance of FASB ASC 815 to determine if there was an embedded derivative requiring bifurcation. Management concluded that the embedded conversion feature of the preferred stock was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Management determined that there were no beneficial conversion features for the Series B-2 convertible preferred stock because the effective conversion price was equal to or higher than the fair value at the date of issuance.

On January 17, 2012, the Company entered into a securities purchase agreement with an institutional investor in connection with a registered direct offering by the Company of 1,700 shares of the Company's Series B-1 convertible preferred stock (which were initially convertible into a total of 1,238,616 shares of common stock) and warrants to purchase 619,308 shares of the Company's common stock, for gross proceeds of $1,700,000. The closing of the sale of these securities took place on January 20, 2012 for net proceeds of $1,560,500.

Shares of Series B-1 preferred stock had a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, were convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $1.3725 per share. The B-1 warrants represent the right to acquire shares of common stock at an exercise price of $1.31 per share and will expire on January 20, 2017.  During the year ended December 31, 2012, 1,700 Series B-1 Preferred shares were converted into 1,238,616 shares of common stock. All Series B-1 Preferred shares have been converted as of December 31, 2012. No Series B-1 warrants were exercised during the years ended December 31, 2013 or 2012.

During the year ended December 31, 2013, investors in the Series A preferred stock have converted 250 Series A shares into 100,000 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements.

Warrants

In 2013, the Company recognized share-based compensation in accordance with the provisions of ASC 505, Equity, using a fair-value approach related to issuance of 150,000 warrants in the first quarter of 2013 at an exercise price of $1.02 per share to non-employees (i.e. consultants) and the issuance of 36,321 warrants in the second quarter of 2013 at an exercise price of $0.69 to non-employees in exchange for services in the amount of $115,101 and $18,224, respectively.

In 2012, the Company recognized share-based compensation in accordance with the provisions of ASC 505, Equity, using a fair-value approach related to issuance of 150,000 warrants at an exercise price of $1.50 per share to a third party provider in the amount of  $163,263.

The Company has a total of 19,555,303 warrants at a weighted-average price of $1.27 to purchase its common stock outstanding as of December 31, 2013, of which 14,455,303 are fully vested and exercisable. These warrants are summarized as follows:

Date	Price	Number of Shares	Life
June 15, 2009	$7.36	224,109	5 year
September 14, 2009	$8.96	339,227	5 year
September 18, 2009	$7.84	68,750	5 year
October 13, 2009	$7.57	43,752	5 year
February 26, 2010	$7.52	114,131	5 year
March 5, 2010	$7.52	3,325	5 year
October 26, 2010	$2.79	306,334	5 year
December 29, 2010	$2.50	900,000	5 year
December 27, 2011	$1.31	150,000	10 year
December 27, 2011	$1.31	50,000	10 year
January 20, 2012	$1.31	619,308	5 year
February 6, 2012	$1.50	150,000	5 year
April 16, 2012	$0.80	2,740,926	5 year
April 16, 2012	$1.00	4,875,000	5 year
December 31, 2012	$1.05	1,842,105	5 year
December 31, 2012	$1.05	1,842,105	2 year
February 22, 2013	$1.02	150,000	5 year
June 28, 2013	$0.69	36,231	5 year
October 22, 2013	$0.56	5,100,000	5 year

TOTAL NUMBER OF WARRANTS O/S 12.31.13:			19,555,303

Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at December 31, 2013 as follows:

Outstanding stock options	3,271,805
Possible future issuance under stock option plan	2,772,835
Oncogenerix contingent consideration	891,648
Possible conversion of preferred shares	537,323
Outstanding warrants	19,555,303
27,028,914

The table above excludes 1,893,738 new stock options authorized effective January 1, 2014 for issuance under the evergreen provision of the 2008 Plan.

The accompanying notes are an integral part of these consolidated financial statements.

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

The 2003 Plan provided for the granting of incentive stock options to employees and non-qualified stock options to employees, directors, and consultants of the Company or its subsidiaries.   In connection with the adoption of the 2008 Plan, the 2003 Plan was frozen. As a result there were no shares of common stock available for future grants under the 2003 Plan at December 31, 2013 and 2012.

Incentive stock options and non-qualified stock options were granted under the Stock Plans through December 31, 2013. The options are exercisable for a period not to exceed ten years and vesting for the options and restricted shares granted to date range from being 100% fully vested at grant to 20% immediately vested and the remainder vesting over a three to five year period.

As of December 31, 2013, a total of 6,429,493 shares were authorized for grants under the Stock Plans, of which 2,772,835 were available for future grant.  As of December 31, 2013 there were no restricted stock awards outstanding under the 2008 and 2003 Plans.  As of December 31, 2013, a total of 3,270,193 and 1,612 stock options were outstanding under the 2008 Plan and 2003 Plans, respectively. As of January 1, 2014, the authorized options under the 2008 Plan increased by 1,893,738 pursuant to the evergreen provision contained in the 2008 Plan.

The following table summarizes the Company’s stock plan activity under all of the Company’s stock based compensation plans from January 1, 2012 through December 31, 2013:

	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2011	86,421	1,028,848	$3.05
Options authorized under the 2008 plan	699,502	-	-
Options granted	(870,000)	870,000	0.99
Options forfeited	543,110	(566,961)	3.23
Balance at December 31, 2012	459,033	1,331,887	1.63
Options authorized under the 2008 plan	4,261,907	-	-
Options granted	(2,302,512)	2,302,512	0.95
Options forfeited	354,407	(362,594)	2.15
Balance at December 31, 2013	2,772,835	3,271,805	$1.09

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

The accompanying notes are an integral part of these consolidated financial statements.

The fair value of stock options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	2013	2012
Estimated dividend yield	–	–
Expected stock price volatility	116.14%	105.53%
Expected life of option (in years)	5.85	5.85
Risk-free interest rate	1.00%	0.97%

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

The weighted average grant-date fair value of options granted during the years ended December 31, 2013 and 2012 were $0.78 and $0.72, respectively. There were no stock options exercised during the years ended December 31, 2013 and 2012.  The Company did not realize a tax benefit from stock options exercised during the years ended December 31, 2013 and 2012.

The following summarizes certain information about fully vested stock options and stock options expected to vest as of December 31, 2013:

	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding	3,271,805	8.72	$1.09	$-

Exercisable	1,351,305	8.27	$1.29	$-

The following table summarizes certain information about the Company’s stock options outstanding as of December 31, 2013:

Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in years)
$0.63 - $0.77	410,000	8.91	60,000	6.38
$0.78 - $0.99	312,500	9.20	75,000	9.21
$1.00 - $1.00	680,000	8.35	317,000	8.35
$1.01 - $1.15	1,252,512	9.13	312,512	9.03
$1.16 - $1.30	60,000	8.24	30,000	8.24
$1.31 - $1.68	495,000	7.99	495,000	7.99
$1.69 - $2.54	30,000	7.71	30,000	7.71
$2.55 - $4.64	15,000	7.25	15,000	7.25
$4.65 - $7.04	7,813	5.75	7,813	5.75
$7.05 - $41.92	8,980	5.47	8,980	5.47
		3,271,805	1,351,305	8.27

The accompanying notes are an integral part of these consolidated financial statements.

The Company recognized stock option compensation expense for employees and non-employee directors as well as warrants and restricted stock to non-employees as follows:

	Year Ended December 31,
	2013	2012
Research and development	$73,196	$25,292
Sales and marketing	104,449	103,141
General and administration	507,814	271,362
Total stock-based compensation to employees
and non-employee directors	685,459	399,795

Warrants and restricted stock to non-employees
Other income, net	$18,224	$-
General and administrative	115,101	412,063
Total stock-based compensation to non-employees	133,325	412,063

Total stock-based compensation	$818,784	$811,858

There was no stock option compensation expense for non-employees in exchange for services during the years ended December 31, 2013 and 2012.

As of December 31, 2013, there was $1,003,184 of total unrecognized compensation cost for non-vested share-based stock option compensation arrangements which is expected to be recognized over a weighted average period of 2.82 years.

The accompanying notes are an integral part of these consolidated financial statements.

Restricted Stock Activity

The Company did not issue shares of restricted stock to employees during the years ended December 31, 2013 and 2012.

The Company did not issue shares of restricted stock to members of the board during the years ended December 31, 2013 and 2012.

The Company recognized share-based compensation related to issuance of restricted stock to nonemployees in exchange for services totaling $248,800 for the year ended December 31, 2012.

	Outstanding Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2011	-	$-
Restricted stock granted	400,000	1.09
Restricted stock vested	(240,000)	-
Nonvested restricted stock at December 31, 2012	160,000	1.09
Restricted stock granted	40,000	1.00
Restricted stock cancelled	(200,000)	-
Restricted stock vested	-	-
Nonvested restricted stock at December 31, 2013	-	$-

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

12.  Employee Benefit Plan

The Company has a defined contribution employee benefit plan that covers all qualifying employees. The plan provides for voluntary employee contributions and a discretionary matching employer contribution equal to amounts that do not exceed the maximum amounts allowed by the Internal Revenue Service. There was no discretionary employer match and therefore no expense was recognized in 2013 and 2012.

13. Income Taxes

The expense (benefit) from income taxes for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current	$28,584	$-
Deferred	-	(1,299,837)
Expense (benefit) from income taxes	$28,584	$(1,299,837)

The accompanying notes are an integral part of these consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows at December 31:

Deferred tax assets (liabilities):	2013	2012
Net operating loss carryforwards	$73,290,980	$70,777,633
Tax credits	2,830,008	3,752,120
Investments and other	1,737,240	1,356,642
Total deferred tax assets	77,858,228	75,886,395
Valuation allowance	(77,858,228)	(75,886,395)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against the deferred tax assets recorded as of December 31, 2013 and 2012, due to uncertainties as to their ultimate realization.  The increase in the valuation allowance in each period resulted primarily from the additional net operating loss carryforward generated.

For the years ended December 31, 2013 and 2012, the Company recorded a tax expense (benefit) of $28,584 and ($1,299,837), respectively. For the year ended December 31, 2012, the Company recorded unrealized gains on its investments in available-for-sale securities in other comprehensive income. The benefit of $28,584 for the year ended December 31, 2012 is due to the recognition of corresponding income tax expense associated with the increase in the value of the Company’s investment in MRI Interventions that the Company carried at fair market value during the same period. The expense of $28,584 for the year ended December 31, 2013 is due to the recognition of corresponding income tax expense associated with the realization of the value of the Company’s investment in MRI Interventions that the Company carried at fair market value during the same period.  The corresponding income tax expense has been recorded in other comprehensive income. Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations.  As of December 31, 2013 and 2012, respectively, the Company had approximately $211 million and $203 million of U.S. Federal net operating loss carryforwards that will begin to expire in 2018.  These carryforwards will expire at various dates through 2037.  As of December 31, 2013 and 2012, respectively, the Company also has approximately $46 million and $38 million of state net economic loss carryforwards that will begin to expire in 2022.  Additionally, as of December 31, 2013 and 2012, respectively, the Company has research and development credits of approximately $2.8 million and $2.8 million for federal tax purposes that will begin to expire in 2027. In addition, the Company recorded a tax benefit of $1,271,253 in 2012 related to the acquisition of Oncogenerix . As a result of the acquisition, the Company determined that some of the existing deferred tax assets would more likely than not be realized by the combined entities through the reversal of the deferred tax liability. Under ASC 805-740, a change in an acquirer's valuation allowances that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. The Company believes it is highly likely these changes have occured, and a significant portion of the net operating loss and R&D credit carryforwards could be impaired.

The accompanying notes are an integral part of these consolidated financial statements.

Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

	2013	2012
Expected federal tax benefit	$(3,378,000)	$(2,927,700)
State income taxes, net of federal benefit	(358,000)	(391,800)
Other permanent differences	47,000	39,300
Expired federal NOLs	-	3,051,800
Expired tax credits and state NOLs	-	807,600
NOLs and credits of dissolved subsidiary	1,806,000	205,800
Deferred tax liability related to Onco acquisition	-	(1,271,253)
Other	(60,416)	(15,436)
Change in valuation allowance	1,972,000	(798,100)
Income tax provision (benefit)	$28,584	$(1,299,789)

No unrecognized tax benefits exist as of December 31, 2013 and 2012.

The accompanying notes are an integral part of these consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Our management's evaluation of our internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance.

 Executive Officers

The following is a list of our executive officers and their principal positions with us as of February 4, 2014.

Name	Age	Position
David J. Drutz, MD	75	Chief Executive Officer, Chief Medical Officer and Director
Christopher G. Clement	58	President, Chief Operating Officer and Director
David L. Tousley	58	Chief Financial Officer

David J. Drutz, M.D., age 75, has served as our Chief Executive Officer since December 2011, our Chief Medical Officer since May 2012 and as a member of our Board since February 2008.  Dr. Drutz currently serves on the board of directors of Gentris Corporation, a pharmacogenomic (PGx) services company, and Vaxin Inc., a vaccine development company.  From 2000 to 2010, Dr. Drutz served as a director of MethylGene Inc., an oncology-focused biopharmaceuticals company (TSX:MYG) and as chairman of the board of directors of Tranzyme Pharma, Inc. (NASDAQ:TZYM).  He was formerly a General Partner with Pacific Rim Ventures (Tokyo, Japan), a venture capital firm focused on global biotechnology investment opportunities. He has also been President of Pacific Biopharma Associates, a biotechnology consulting firm, since 1999. Dr. Drutz was formerly Vice President Biological Sciences (Drug Discovery) and Vice President Clinical Research (AIDS therapeutics) at Smith Kline and French Laboratories in King of Prussia, PA, and Vice President Clinical Development, Daiichi Pharmaceutical Corporation, Ft. Lee, NJ. At Daiichi he was responsible for the development of anti-infective and oncology products. Dr. Drutz left Daiichi in 1990 to enter the biotechnology industry. Before joining PRV he was President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., a company specializing in therapeutics for diseases of the respiratory tract and other mucus membrane surfaces (NASDAQ: ISPH). Dr. Drutz received his M.D. degree at the University of Louisville, and postgraduate medical training at Vanderbilt University, following which he served as a U.S. Navy medical officer in Asia. He held senior faculty positions at the University of California, San Francisco, University of Texas and the University of Pennsylvania. He is board-certified in Internal Medicine, and a Fellow of the American College of Physicians and the Infectious Diseases Society of America.

Dr. Drutz’s experience as a medical doctor board-certified in Internal Medicine is extremely valuable to our board (and to our senior management team).  In addition to his medical background, Dr. Drutz has a deep understanding of the drug development process acquired through holding a position in which he was responsible for the development of several pharmaceutical products.  Dr. Drutz brings to his service on our board extensive experience in and understanding of the biotechnology industry, and a unique perspective acquired through his experience with investment and consulting firms and as a senior faculty member at several universities.

Christopher G. Clement, age 58, has served as our Chief Operating Officer since January 2012 and our President since May 2012.  From February 2011 through January 2012 Mr. Clement was the President, Chief Executive Officer and a director of Oncogenerix, Inc.  Mr. Clement was appointed to our Board and as our Chief Operating Officer pursuant the Merger Agreement between to Company and Oncogenerix dated January 17, 2012.  Mr. Clement has a 30 year career in the bio-pharmaceutical industry that includes executive management, marketing and sales, strategic and product planning, business development, and general management. Mr. Clement was President and CEO of Savient Pharmaceuticals Inc., a publicly-held specialty biopharmaceutical company (NASDAQ: SVNT), from 2002 to 2009. From 2000 to 2002, Mr. Clement served as the Chairman and CEO of Epicyte Pharma, a pharmaceutical company engaged in the development of antibody-based products. Previously, from 1997 to 2000 he held positions of Executive Vice President, Senior Vice President, and Chief Marketing Officer at Ares-Serono Group, a Swiss developer of pharmaceuticals. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, a research-based pharmaceutical company that manufactures and markets prescription pharmaceuticals and other healthcare solutions worldwide, including Vice President of Marketing, Vice President of Corporate Product Planning, General Manager of Global Franchises and Division President. Mr. Clement received a B.A. in Marketing and Business from Mercy College.

Mr. Clement brings to the Board (and to our senior management team) executive leadership skills and marketing expertise acquired as an executive in the pharmaceutical industry. He has significant board of director experience from his service on the boards of directors of several biotechnology companies.

David L. Tousley, age 58, joined the Company in March 2012 as Acting Chief Financial Officer and was appointed Chief Financial officer in March 2013.  Prior to joining the Company, Mr. Tousley served as Principal of Stratium Consulting Services, where he specialized in strategic and financial planning and management, corporate governance and business development.  Mr. Tousley served as Secretary, Treasurer and Chief Financial Officer of PediatRx, Inc. (OBB: PEDX) from July 2010 until October 2012 and as Executive Vice President and Chief Financial Officer of airPharma, LLC from January 2006 until December 2006.  Prior to those positions, Mr. Tousley held senior management positions at PediaMed Pharmaceuticals, Inc., AVAX Technologies, Inc. and Pasteur Meriux Connaught (now Sanofi Pasteur).  Mr. Tousley received an MBA from Rutgers Graduate School of Management and received his undergraduate degree from Rutgers College.  Mr. Tousley is a certified public accountant in the state of New Jersey.

Directors

The following table sets forth certain information concerning our non-employee directors as of February 4, 2014.  Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Name	Age	Board Committees
Haywood Cochrane	65	Audit
Gail F. Lieberman	70	Audit and Compensation
Timothy J. Heady Paul J. Richardson	59 57	Audit and Nominating & Governance Compensation and Nominating & Governance

Haywood D. Cochrane, Jr., age 65, has served as a member of our Board since February 2008.  Mr. Cochrane chairs our audit committee.  Mr. Cochrane served as Vice Chairman and a director of I-Trax, Inc., a publicly traded, total population health management and productivity company (AMEX: DMX), from 2004 to 2008, when it was acquired by Walgreens.  He joined I-Trax when I-Trax acquired CHD Meridian Healthcare where he served as Chairman and Chief Executive Officer from 1997 to 2004.  Mr. Cochrane has over 30 years of healthcare experience in executive and senior management positions, including Senior Vice President and Chief Operating Officer of Roche Biomedical Laboratories, President and Chief Executive Officer of Allied Clinical Laboratories and Executive Vice President and Chief Financial Officer of Laboratory Corporation of America. Mr. Cochrane earned an A.B. degree in Political Science from the University of North Carolina at Chapel Hill where he was a Morehead Scholar.

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

Timothy J. Heady, age 59, has served as a member of our Board since August 2012.  He is a member of the audit committee and chairs the nominating and governance committee.  Mr. Heady retired in 2011 as CEO of UnitedHealthcare Pharmacy, a unit of UnitedHealthcare (NYSE: UNH). In that role, he was responsible for all aspects of the business, including pharmaceutical rebate contracting, retail pharmacy network development, customer and member services, operations, and financial performance. UnitedHealthcare Pharmacy provides pharmacy benefits and management for employers, both commercial and government, representing more than 14 million individuals. Prior to joining UnitedHealthcare in 2001, Mr. Heady was a senior executive with Searle/Pharmacia where he managed the Customer Operations unit, including national customer sales and marketing. Mr. Heady’s career with Searle/Pharmacia spanned more than 21 years, with experience in finance, strategic business planning, managed care, new business ventures, contracting and operations.  Mr. Heady previously served on the board of directors for the Center for Diagnostic Imaging, Inc., a privately held radiology business based in Minnesota, and Age Wave Impact, Inc., a full-service marketing company focused on baby boomers.  Mr. Heady earned a Bachelor’s of Science degree in management from Purdue University, an MBA from Northwestern University's Kellogg School of Management, and he is a Certified Public Accountant.

Mr. Heady brings to our Board a vital understanding and appreciation of the pharmaceutical and medical industries. Mr. Heady has extensive business, managerial, executive and leadership experience as well as an accounting background that further qualify him to serve as a member of the Board.

Gail F. Lieberman, age 70, has served as a member of our Board since April 2009. She is a member of the audit committee and chairs the compensation committee. Ms. Lieberman currently serves as a director, a member of the audit committee and chairs the compensation committee of ICTS International N.V., a security services company (OTC BB: ICTSF), and is a member of the South Central CT Regional Water Authority Board. Ms. Lieberman is the founder and Managing Partner of Rudder Capital, LLC, which provides financial and strategic advisory services for middle-market companies including advisory and strategic consulting. She has been a chief financial officer for several Fortune 500 companies, including Thomson Corporation’s Financial & Professional Publishing division, Moody’s Investor Service (D&B) and Scali, McCabe, Sloves (Ogilvy Group). Ms. Lieberman previously served as a director for three public companies in the healthcare and aerospace sectors: I-Trax Inc., a total population health management and productivity company (which was acquired by Walgreens); TriPath Imaging Inc. (which was acquired by Becton, Dickinson and Company); and Breeze-Eastern Corporation (AMEX: BZC). In addition, she sits on several private company advisory boards. Ms. Lieberman holds a BA in Mathematics and Physics and an MBA in Finance from Temple University.

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

Paul J. Richardson, age 57, has served as a member of our Board since February 2013.  He is a member of the compensation committee and the nominating and governance committee.  Mr. Richardson is a pharmaceutical senior executive with more than 30 years of experience in US and global commercialization, product and business development, and organizational leadership. He brings significant expertise in sales management, business development, licensing, acquisition, commercialization and strategic marketing to the Board. Mr. Richardson most recently held the position of Regional President of Pfizer's North America Specialty Care business unit from August 2008 until February 2011.  From 2006 until 2008, Mr. Richardson was Vice President in Pfizer's Worldwide Commercial Development Group. Mr. Richardson served on the board of directors of PediatRx Inc. (OTCBB: PEDX) from September 2011 through December 2012.  Mr. Richardson holds a BSc (honors) in Physiology from the University of Leeds, United Kingdom.

Mr. Richardson brings to our Board a significant understanding of and experience within the pharmaceutical industry. Mr. Richardson’s extensive business, managerial, executive and leadership experience further qualifies him to serve as a member of the Board.

Audit Committee

The board of directors has an Audit Committee whose current members are Haywood Cochrane (Chairman), Gail Lieberman and Timothy Heady. The primary purpose of the Audit Committee is to act on behalf of the board of directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Each member of the Audit Committee is independent, applying the definition of independence under NASDAQ listing standards and SEC regulations.  The board of directors has determined that Mr. Cochrane is an “audit committee financial expert” as that term is defined under Regulation S-K, Item 407(d)(5)(ii).

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2013, all filing requirements were timely satisfied except that Mr. Heady and Mr. Jaeger  each filed two late Form 4s related to stock option grants and Mr. Cochrane, Mr. Richardson and Ms. Lieberman each filed one late Form 4 related to stock option grants.

Code of Ethics and Conduct

Our board of directors adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees. The Code of Ethics is available in print to any shareholder that requests a copy. Copies may be obtained without charge, upon request by contacting Investor Relations at our corporate headquarters. Our Code of Ethics is also available in the Investor Relations section of our website at http://www.darabiosciences.com. We intend to make any disclosures regarding amendments to, or waivers from, the Code of Ethics required under Form 8-K by posting such information on our website.

Item 11.  Executive Compensation.

Executive Officer Compensation

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders.  We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances.  The principal elements of our executive compensation program have to date included (a) base salary, (b) discretionary annual cash bonus opportunities and (c) long-term equity compensation in the form of restricted stock or stock options.  We believe successful long term Company performance is more critical to enhancing stockholder value than short term results.  For this reason and to conserve cash and better align the interests of management and our stockholders, we emphasize long term equity compensation and performance-based bonus opportunities over base annual salaries.  In 2013, our executive officers had bonus opportunities ranging from 50% to 100% of their base salaries.  Because the Company did not meet the revenue targets necessary for the executives to receive these bonuses in 2013, the Committee decided not to award cash bonuses to any executive officers.

  In December of 2012, our Compensation Committee engaged Pearl Meyer & Partners to conduct an external comparison of overall executive compensation at peer companies, including both the cash and equity components, which we are currently using to guide our compensation decisions.  Pearl Meyer & Partners reported directly to the Compensation Committee and did not provide any services to the Company other than the services provided to the Compensation Committee.

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2013 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during 2013 (collectively, the “named executive officers”):

 2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)
David J. Drutz, MD	2013	325,000	-	493,035	-		818,035
Chief Executive Officer and	2012	325,000	81,250	35,155	-		441,405
Chief Medical Officer
Christopher G. Clement	2013	275,000	-	381,892	-		656,892
President and Chief	2012	239,744	31,250	71,825	-		342,819
Operating Officer
David L. Tousley	2013	200,000	-	147,560	91,464	(2)	439,024
Chief Financial Officer	2012	-	-	-	117,500	(3)	117,500

________

(1)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718.  For additional information regarding the assumptions made in calculating these amounts, see Note 11 to our audited, consolidated financial statements included in this Annual Report on Form 10-K.

(2)
This amount includes $40,000 in consulting fees Mr. Tousley received as compensation for his services as Acting Chief Financial Officer pursuant to his Master Consulting Agreement with the Company dated June 1, 2012.  On March 1, 2013, we entered into an employment agreement with Mr. Tousley and he became our Chief Financial Officer. This amount also includes $51,464 paid to Mr. Tousley as reimbursement for relocation expenses pursuant to the employment agreement.

(3)
This amount reflects the consulting fees Mr. Tousley received as compensation for his services as Acting Chief Financial Officer pursuant to his Master Consulting Agreement with the Company dated June 1, 2012.  On March 1, 2013, we entered into an employment agreement with Mr. Tousley and he became our Chief Financial Officer.

In 2012, Dr. Drutz, was granted an option award covering 50,000 shares with an exercise price of $1.00, 20% of which vested immediately and the remaining 80% vests in four equal annual installments.  In 2012, Mr. Clement was granted an option award covering 50,000 shares with an exercise price of $1.00 which vested immediately and an option award covering 50,000 shares also with an exercise price of $1.00, 20% of which vested immediately and the remaining 80% vests in four equal annual installments. The awards have grant date fair values computed in accordance with FASB ASC Topic 718 of $36,670 and $35,155, respectively.

In January of 2013, Dr. Drutz and Mr. Clement received option awards covering 216,666 and 83,334 shares, respectively, as an equity bonus related to the completion of the Series B-2 equity financing completed in April of 2012 with an exercise price of $1.00, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on May 1 of each of 2013, 2014, 2015 and 2016.  The awards have grant date fair values computed in accordance with FASB ASC Topic 718 of $145,275 and $55,867 respectively.

In February of 2013, Dr. Drutz and Mr. Clement received option awards covering 400,000 and 375,000 shares, respectively, with an exercise price of $1.01, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on February 28 of each of 2014, 2015, 2016 and 2017.  The awards have grant date fair values computed in accordance with FASB ASC Topic 718 of $347,760 and $326,025 respectively.

In March of 2013, Mr. Tousley received an option award covering 175,000 shares with an exercise price of $0.98, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on March 1 of each of 2014, 2015, 2016 and 2017.  The award has a grant date fair value computed in accordance with FASB ASC Topic 718 of $147,560.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2013.

	Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David J. Drutz, M.D.	1,875	(1)	-	7.20	03/23/20
	5,000	(2)	-	3.03	04/01/21
	10,000	(3)	-	2.05	09/15/21
	375,000	(4)	-	1.31	12/27/21
	20,000	(5)	30,000	1.00	05/15/22
	86,666	(6)	130,000	1.00	05/01/22
	80,000	(7)	320,000	1.01	02/28/23
Christopher G. Clement	50,000	(8)	-	1.00	05/01/22
	20,000	(9)	30,000	1.00	05/15/22
	33,334	(10)	50,000	1.00	05/01/22
	75,000	(11)	300,000	1.01	02/28/23
David L. Tousley	35,000	(12)	140,000	0.98	03/01/23

(1)	Issued on March 23, 2010, these options vested 1/3 on the grant date and 1/3 on each of the subsequent two anniversary dates.
(2)	Issued on April 1, 2011, these options vested 100% on the grant date.
(3)	Issued on September 15, 2011, these options vested 100% on the grant date.
(4)	Issued on December 27, 2011, these options vested 100% on the grant date.
(5)	Issued on May 15, 2012, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(6)	Issued on January 18, 2013, these options vested 20% on the grant date and vest 20% per year thereafter on May 1 of each of 2013, 2014, 2015 and 2016.
(7)	Issued on February 28, 2013, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(8)	Issued on May 1, 2012, these options vested 100% on the grant date.
(9)	Issued on May 15, 2012, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(10)	Issued on January 18, 2013, these options vested 20% on the grant date and vest 20% per year thereafter on May 1, of each of 2013, 2014, 2015 and 2016.
(11)	Issued on February 28, 2013, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(12)	Issued on March 1, 2013, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.

Compensation of Directors

The following table sets forth information concerning the compensation earned by the individuals serving as non-employee directors during 2013. Directors who are employees of the Company do not receive additional compensation for serving as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Haywood D. Cochrane, Jr.	110,667	34,974	145,641
Timothy I. Heady	56,292	59,350	115,642
Stephen O. Jaeger	57,000	62,872	119,872
Gail F. Lieberman	64,000	34,974	98,974
Paul J. Richardson	41,375	85,067	126,442

________

(1)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718.  For additional information regarding the assumptions made in calculating these amounts, see Note 11 to our audited, consolidated financial statements included in this Annual Report on Form 10-K.

(2)	The table below sets forth the aggregate number of stock options held by each non-employee director as of December 31, 2013.

Name	Aggregate Option Awards (#)
Haywood D. Cochrane, Jr.	186,875
Timothy J. Heady	142,103
Stephen O. Jaeger	56,742
Gail F. Lieberman	190,000
Paul J. Richardson	118,667
________

Stephen O. Jaeger resigned from the Board in November of 2013 and held 56,742 fully vested stock options as of December 31, 2013.  These options are exercisable until November 30, 2014.

During the first half of 2012 our Non-Employee independent directors were compensated with an annual grant of 50,000 stock options each as well as certain cash fees paid on a per meeting basis.  In August of 2012, we approved a Non-Employee Director Compensation policy, retroactive to July 1, 2012 that provides our independent directors with a $45,000 annual cash retainer and a $45,000 annual equity retainer to be paid in stock options for their service on our Board.  Board members also receive additional cash retainers for service on committees and for service as Chairman of the Board or chairman of a committee.  In February of 2013, we approved a Non-Employee Director Compensation policy that provides our newly appointed independent directors with an initial option grant to purchase 50,000 shares of our common stock in addition to the annual cash and equity retainers. Also, in February of 2013, Timothy J. Heady and Stephen O. Jaeger were each granted a pro-rata portion of the 2012 annual equity grant and received 32,103 and 36,742 options respectively with an exercise price of $1.01, which vest daily until the date of the next annual meeting.

 Executive Employment Agreements

On January 17, 2012, we entered into employment agreements with Dr. David J. Drutz, our Chief Executive Officer and Chief Medical Officer, and Christopher G. Clement, our President and Chief Operating Officer, both of which are for three year terms, and on March 1, 2013, we entered into an employment agreement with David L. Tousley, our Chief Financial Officer, for a term which expires on January 17, 2015 (the “Employment Agreements”). Under the Employment Agreements, Dr. Drutz, Mr. Clement and Mr. Tousley will be paid annual salaries of $325,000, $250,000, and $240,000, respectively, and will be eligible to receive an annual bonus of up to 100%, 50% and 50% of base salary, respectively.  In February 2013, our Compensation Committee approved an increase to Mr. Clement's base salary to $275,000 and an increase to Mr. Clement's annual bonus eligibility to 75% of his base salary.

The Employment Agreements with Dr. Drutz and Mr. Clement provide that if either Dr. Drutz or Mr. Clement is terminated without Cause or for Good Reason (as such terms are defined in the agreements) he will receive salary continuation for a period of 12 months at his then-current base salary as well as payment of COBRA health insurance premiums for up to 12 months following termination.  In addition, under his employment agreement, if Mr. Clement is terminated without Cause or for Good Reason (as such terms are defined in his agreement) so long as the Company has Marketed Products at the time of such termination (as such term is defined in his agreement), he will receive his pro rata portion of the Contingent Merger Shares (as such term is defined in his agreement) (215,661 shares of our common stock less the amount of any previously received Contingent Merger Shares).

Mr. Tousley’s Employment Agreement provides that if he is terminated without Cause or for Good Reason (as such terms are defined in the Employment Agreement), he will receive (i) a lump sum payment equal to one times his annual base salary and (ii) payment of COBRA health insurance premiums for up to 12 months following termination.  Additionally, Mr. Tousley’s Employment Agreement provides that if he is terminated without Cause or for Good Reason in connection with a Change in Control  (as such term is defined in the Employment Agreement), Mr. Tousley will receive (i) the greater of (a) a lump sum payment equal to one times his current annual base salary and (b) the aggregate amount of base salary payments that would otherwise be payable over the remaining balance of the term of his Employment Agreement and (ii) payment of COBRA health insurance premiums for up to 12 months following termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership Table

The following table sets forth, as of February 4, 2014, certain information concerning beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each of our directors, (2) each of our executive officers, (3) all directors and executive officers as a group and (4) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Except as otherwise indicated, the address for each person is to the care of DARA BioSciences, Inc., 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock	Shares Subject to Options and Warrants(1)		Total	Percentage of Class
Name of Executive Officers
David J. Drutz	103,072	658,541		761,613	2.4%
Christopher Clement	272,794	253,334		526,128	1.7%
David L. Tousley	-	70,000		70,000	*

Directors
Haywood D. Cochrane, Jr.	28,073	96,875		124,948	*
Timothy Heady	10,000	52,103		62,103	*
Gail F. Lieberman	208	100,000	(2)	100,208	*
Paul J. Richardson	-	28,667		28,667	*
Directors and Executive Officers as a group (7 persons)	414,147	1,259,520		1,673,667	5.2%

________

*	Less than one percent.

(1)	Represents shares subject to options which are exercisable within 60 days.

(2)	3,125 of these options are held for the benefit of Rudder Capital, LLC.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity Compensation plans approved by security holders	3,271,805	$1.09	2,772,835
Equity Compensation plans not approved by security holders	-	-	-
Total	3,271,805	$1.09	2,772,835

(1)	Excludes 1,893,738 shares which became available as of January 1, 2014 pursuant to the evergreen provisions of the 2008 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On January 17, 2012 the Company entered into the Merger Agreement with Oncogenerix pursuant to which the Company merged a wholly owned transitory subsidiary into Oncogenerix and acquired all of the outstanding equity of Oncogenerix. Pursuant to the Merger Agreement, we delivered 1,114,560 shares of our common stock representing approximately 19.9% of the outstanding common stock of the Company (the “Closing Date Merger Shares”) to the Oncogenerix stockholders on January 17, 2012, and we are required, subject to the approval of our stockholders, to issue certain additional shares (the “Contingent Merger Shares”) to the former Oncogenerix stockholders upon our achievement of certain revenue or market capitalization milestones before January 17, 2017. As a stockholder of Oncogenerix, Mr. Clement, who joined the Company as Chief Operating Officer in connection with the transaction, received 215,661 Closing Date Merger Shares with a value of $334,275 based on the closing price of the Company’s common stock on January 17, 2012 ($1.55). On May 15, 2012, Mr. Clement received 43,133 Contingent Merger Shares with a value of $37,957 based on the closing price of the Company’s common stock on May 15, 2012 ($0.88) in connection with the Company’s achievement of a milestone under the Merger Agreement. Mr. Clement is entitled to receive up to 172,528 additional Contingent Merger Shares.

Director Independence

The following members of our board of directors are “independent” as such term is defined in the listing standards of The Nasdaq Stock Market and the applicable rules of the SEC: Haywood D. Cochrane, Timothy J. Heady, Gail Lieberman and Paul J. Richardson.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Horne LLP was engaged to serve as the Company’s independent registered public accounting firm commencing with the interim period ended June 30, 2012, and accordingly, audited the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012.  The following table presents fees for professional audit services rendered by Horne LLP for the audit of our consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 and fees billed for other services rendered by Horne LLP during such period.

The aggregate fees billed for professional services by Horne LLP in 2012 and 2013 for these various services were:

	2013	2012
Audit fees (1)	$119,850	$89,050
Audit-related fees (2)	-	-
Tax fees (3)	13,011	7,000
All other fees	-	-
Total	$132,861	$96,050

____________

(1)
Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for all of 2013 and for the periods ended June 30, 2012 and September 30, 2012 and also includes fees billed for consents, comfort letters and assistance with and review of documents filed with the SEC.

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

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2014.

DARA BIOSCIENCES, INC.

Date	By:	/s/ David J. Drutz, M.D.
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

Signature	Title	Date
/s/ David J. Drutz, M.D	Chief Executive Officer/Chief Medical Officer	February 4, 2014
David J. Drutz, M.D.	(Principal Executive Officer and Director)

/s/ David L. Tousley	Chief Financial Officer	February 4, 2014
David L. Tousley	(Principal Financial Officer and Principal Accounting Officer)

/ /s/ Christopher Clement	President, Chief Operating Officer and Director	February 4, 2014
Christopher Clement

/s/ Haywood Cochrane	Chairman of the Board Director	February 4, 2014
Haywood Cochrane

/ /s/ Timothy J. Heady	Director	February 4, 2014
Timothy J. Heady

/s/ Gail Lieberman	Director	February 4, 2014
Gail Lieberman

/s/ Paul J. Richardson	Director	February 4, 2014
Paul J. Richardson

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2010
3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
3.5	Certificate of Designation of Preferences, Rights, and Limitations of Series B-2 Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series B-3 Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
3.7	Certificate of Designation of Preferences, Rights, and Limitations of Series B-4 Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
3.8	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
4.1	Specimen stock certificate for common stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008
4.2	Form of Warrant for Point Therapeutics, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
4.3	Form of Investor Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003
4.4	Form of Paramount Warrant for Point Therapeutics, Inc. dated as of September 24, 2003	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 18, 2003
4.5	Form of Investor Warrant for Point Therapeutics, Inc. dated as of March 24, 2004	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2004
4.6	Form of Investor Securities Purchase Agreement dated as of March 24, 2004	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2004
4.7	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2008
4.8	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2008
4.9	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2009
4.10	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 14, 2009
4.11	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2009
4.12	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2009
4.13	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

4.14	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2010
4.15	Form of Class B-1 Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2010
4.16	Form of Indenture	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on March 25, 2011
4.17	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
4.18	Form of Class B-2 Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
4.19	Form of Class B-2/Class B-3 Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
4.20	Form of Common Stock Purchase Warrant from the October 2013 private placement	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013
10.1	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
10.2	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
10.3	Amendment No. 1 to DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.4
Lease Agreement dated November 30, 2007, by and between DARA BioSciences, Inc. and The Prudential Insurance Company of America (“Prudential”) (assigned from Prudential to Highwoods DLF Forum, LLC in 2008)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.5	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Incentive Stock Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.6	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Non-Qualified Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.7	Form of Restricted Stock Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.8	Form of Restricted Stock Unit Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.9	License Agreement dated May 3, 2004, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.10	Exclusive License Agreement effective July 1, 2004, by and between Kirin Brewery Company, Limited and DARA Therapeutics, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.11	Exclusive License Agreement dated October 8, 2007, by and between Bayer Pharmaceuticals Corporation and DARA BioSciences, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.12	Stock Purchase and Loan Agreement dated January 30, 2009, by and between DARA BioSciences, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2009
10.13	Stock Purchase Agreement, dated December 31, 2009, by and between DARA Pharmaceuticals, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009
10.14
Agreement between DARA Therapeutics, Inc., a Subsidiary of DARA BioSciences, Inc., and the Division of Cancer Prevention, National Cancer Institute for the Clinical Development of KRN5500 dated April 26, 2010
Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2010

10.15	First Amendment to License Agreement dated July 7, 2009 by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Pharmaceuticals, Inc.	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on May 17, 2010
10.16	Employment Agreement dated January 17, 2012, by and between DARA BioSciences, Inc. and David Drutz*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012
10.17	Employment Agreement dated January 17, 2012, by and between DARA BioSciences, Inc. and Christopher Clement*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012
10.18	Agreement and Plan of Merger, dated January 17, 2012, by and among DARA BioSciences, Inc., Oncogenerix, Inc. and certain other parties thereto	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012
10.19	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
10.20	Placement Agent Agreement dated January 17, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co., Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
10.21	Exclusive Distribution Agreement dated June 29, 2011 by and between Oncogenerix, Inc. and Rosemont Pharmaceuticals, Limited	Incorporated by reference to Exhibit 10.36 to the Company’s S-1A filed on March 13, 2012
10.22	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
10.23	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
10.24	Placement Agent Agreement, dated December 28, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
10.25	Placement Agent Agreement, dated April 6, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co., Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
10.26	Employment Agreement, dated March 1,2013, by and between DARA Biosciences, Inc. and David L. Tousley*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013
10.27	Amended and Restated Employment Agreement, dated May 10, 2013, by and between DARA Biosciences, Inc. and David Drutz*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013
10.28	Amended and Restated Employment Agreement, dated May 10, 2013, by and between DARA Biosciences, Inc. and Christopher Clement*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013
10.29	Placement Agent Agreement, dated October 22, 2013, between DARA BioSciences, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013
10.30	Form of Securities Purchase Agreement, dated October 22, 2013, between DARA BioSciences, Inc. and certain investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013
10.31
Master Service Agreement, dated as of October 25, 2013, by and between DARA Biosciences, Inc. and Alamo Pharma Services, Inc. including the Sales Representative Sharing Agreement by and among DARA Biosciences Inc., Alamo Pharma Services, Inc. and Mission Pharmacal Company (attached as Exhibit A), and the Co-Promotion Agreement by and among DARA BioSciences, Inc., Alamo Pharma Services, Inc. and Mission Pharmacal Company (attached as Attachment B)**
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2013

21.1	Subsidiaries of DARA BioSciences, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 28, 2013
23.1	Consent of Horne LLP	Filed herewith
24.1	Power of Attorney	Included on the signature page hereto
31.1	Certification of David J. Drutz, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2014	Filed herewith
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2014	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 4, 2014	Furnished herewith
101.INS	XBRL Instance Document***	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema***	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase***	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	Furnished herewith
__________________
*       Management Contract or Compensatory Plan or Arrangement.

**     Confidential Treatment has been requested for certain portions of this Agreement.

***
Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.