Form 10-Q
period 2014-03-31
DARA BioSciences, Inc.
filed 2014-05-12
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Registrant’s common stock as of May 12, 2014 was approximately 8,402,030.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,828,110	$3,425,543
Accounts receivable, net	141,831	174,086
Inventory, net	195,142	104,089
Prepaid expenses and other assets, current portion	336,953	184,919
Total current assets	7,502,036	3,888,637

Furniture, fixtures and equipment, net	35,483	40,614
Restricted cash	12,883	12,882
Intangible assets, net	3,070,792	3,224,711
Goodwill	821,210	821,210
Total assets	$11,442,404	$7,988,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$983,656	$619,566
Accrued liabilities	573,163	785,016
Accrued compensation	332,566	124,293
Deferred revenue	125,715	142,269
Capital lease obligation, current portion	4,104	3,917
Total current liabilities	2,019,204	1,675,061

Deferred lease obligation	78,809	72,729
License milestone liability, non-current	678,909	662,215
Capital lease obligation, net of current portion	14,945	16,044

Total liabilities	2,791,867	2,426,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2014 and December 31, 2013.
Series A Preferred stock, 4,800 shares designated,
578 shares issued and outstanding at March 31, 2014,	5	5
and December 31, 2013.
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at March 31, 2014,
and December 31, 2013.	1	1
Series B4 Preferred stock, 250 shares designated,
0 shares issued and outstanding at March 31, 2014,
100 shares issued and outstanding at December 31, 2013.	–	1
Common stock, $0.01 par value, 75,000,000 shares authorized,
8,402,030 shares issued and outstanding at March 31, 2014,
6,194,713 shares issued and outstanding at December 31, 2013.	84,020	61,947
Additional paid-in capital	69,305,308	63,540,086
Accumulated deficit	(59,650,676)	(56,992,595)

Total stockholders’equity before noncontrolling interest	9,738,658	6,609,445
Noncontrolling interest	(1,088,121)	(1,047,440)

Total stockholders' equity	8,650,537	5,562,005

Total liabilities and stockholders’ equity	$11,442,404	$7,988,054

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2014	2013

Net revenues	$161,486	$21,180

Costs and expenses:
Cost of goods sold	53,181	17,510
Sales and marketing	1,234,578	697,555
Research and development	367,607	684,496
General and administrative	1,257,356	1,193,275
Depreciation and amortization of intangibles	159,050	155,767
Total costs and expenses	3,071,772	2,748,603
Loss from operations	(2,910,286)	(2,727,423)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	–	71,712
Other income, net	228,375	38,190
Interest (expense), net	(16,851)	(17,654)
Other income	211,524	92,248

Net loss before income tax expense	(2,698,762)	(2,635,175)
Income tax expense	–	(28,584)
Consolidated net loss	(2,698,762)	(2,663,759)
Loss attributable to noncontrolling interest	40,681	141,171
Loss attributable to controlling interest	$(2,658,081)	$(2,522,588)

Basic and diluted net loss per common share attributable to controlling interest	$(0.37)	$(0.55)

Shares used in computing basic and diluted net loss per common share	7,204,222	4,593,793

Comprehensive Loss:
Consolidated net loss	$(2,698,762)	$(2,663,759)
Other comprehensive income
Unrealized loss on investments available for sale	-	(2,341)
Reclassification adjustments for gains included in net loss	-	(71,712)
Income taxes related to other comprehensive income	-	28,584
Other comprehensive income, net of tax	-	(45,469)
Comprehensive loss	(2,698,762)	(2,709,228)
Comprehensive loss attributable to noncontrolling interest	40,681	141,171
Comprehensive loss attributable to controlling interest	$(2,658,081)	$(2,568,057)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months ended March 31, 2014

											Stockholders’
	Series A		Series B-2		Series B-4						Equity
	Convertible		Convertible		Convertible				Additional		Before		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Equity

Balance at December 31, 2013	578	$5	50	$1	100	$1	6,194,713	$61,947	$63,540,086	$(56,992,595)	$6,609,445	$(1,047,440)	$5,562,005

Share-based compensation	–	–	–	–	–	–		-	303,209	–	303,209	–	303,209
Issuance of common stock, net of issuance costs of $506,000	–	–	–	–	–	–	2,166,501	21,665	3,265,037	–	3,286,702	–	3,286,702
Issuance of warrants with common stock	–	–	–	–	–	–	–	–	2,197,383	–	2,197,383	–	2,197,383
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	–	–	(100)	(1)	40,816	408	(407)	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	(2,658,081)	(2,658,081)	(40,681)	(2,698,762)

Balance at March 31, 2014	578	$5	50	$1	–	$-	8,402,030	$84,020	$69,305,308	$(59,650,676)	$9,738,658	$(1,088,121)	$8,650,537

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities
Consolidated net loss	$(2,698,762)	$(2,663,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,050	155,767
Deferred income tax expense (benefit)	–	28,584
Accretion of debt discount and other	16,694	18,185
Share-based compensation	303,209	312,729
Gain on sale of investments	–	(71,712)
Deferred lease obligation	6,080	13,622
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	32,255	19,189
Inventory	(91,053)	9,460
Prepaid expenses and other assets	30,210	33,274
Accounts payable and accrued liabilities	181,764	(851,707)
Net cash used in operating activities	(2,060,553)	(2,996,368)

Investing activities
Proceeds from sale of investments	–	94,005
Net cash provided by investing activities	–	94,005

Financing activities
Repayments of capital lease obligation	(912)	(4,677)
Repayments on other financing	(20,052)	(26,259)
Proceeds from exercise of options and warrants	–	1,221,099
Net proceeds from issuance of preferred stock and common stock	5,484,085	2,515,729
Change in restricted cash	(1)	(2)
Net cash provided by financing activities	5,463,120	3,705,890

Net increase in cash and cash equivalents	3,402,567	803,527

Cash and cash equivalents at beginning of period	3,425,543	6,496,457
Cash and cash equivalents at end of period	$6,828,110	$7,299,984

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

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  Orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  The Company is evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs, as well as determining whether further internal development of KRN5500 could be beneficial to the Company’s partnering efforts.

On February 5, 2014, the Company amended its certificate of incorporation in order to effect a one-for-five reverse split of its outstanding common stock. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of and during the period ended December 31, 2013 and the periods ended March 31, 2014 and 2013.  Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q has been adjusted, as appropriate, to reflect the reverse split.

As part of the Company’s strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, the Company granted T3D Therapeutics, Inc. (T3D) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which it had developed through Phase 1 clinical trials.  For the license, the Company received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and a fourth payment of $125,000 in February 2014.  The Company used the $500,000 to pay off $500,000 in existing liabilities to Bayer Healthcare LLC (“Bayer’).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the Company’s milestone and annual payment obligations to Bayer.

On October 25, 2013, the Company entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo now provides the Company with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, the Company signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting the Company’s products Soltamox (tamoxifen citrate), Gelclair and Bionect, is also promoting three Mission products: Ferralet® 90, Binosto® (alendronate sodium) and Aquoral®.  The agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the Mission products complement the Company’s portfolio in presenting comprehensive offerings to the oncologist.

The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  With the expansion of the sales force to 20 sales representatives, the Company expects its commercial costs, net of Mission support payments to Alamo to be significantly higher on an annualized basis.

The Company launched Soltamox in the U.S. in late October 2012 and subsequently launched its second product, Gelclair in April 2013. In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the third quarter of 2014.

The Company’s business is subject to significant risks consistent with specialty pharmaceutical and biotechnology companies that develop/distribute products for human therapeutic use. These risks include, but are not limited to, potential product liability, uncertainties regarding research and development, including in connection with any development partner, access to capital, obtaining and enforcing patents and/or licenses, receiving any required regulatory approval and the current regulatory environment in which we sell our products, and competition with other biotechnology and pharmaceutical companies.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and consolidated statement of stockholders’ equity for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  References to “we”, “us”, “our”, or the “Company” refer to DARA BioSciences, Inc.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of March 31, 2014 and December 31, 2013, the Company had bank balances of $6,610,810 and $3,313,230, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, OncoMed, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation collectively represented 79% and 90% of our gross trade accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Sales and Marketing Costs

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of March 31, 2014 and December 31, 2013, the Company had an aggregate of $3.1 million and $3.2 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 4.3 to 8.4 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. There was no impairment to goodwill recognized during the three months ended March 31, 2014.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three months ended March 31, 2014.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable   The Company sells Soltamox mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although the Company offers certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory.

The Company allows for product to be returned beginning prior to and following product expiration. The Company does not believe it has sufficient experience with Soltamox and the related wholesaler distribution channel at this time to reasonably estimate product returns from its wholesalers while the wholesalers are still holding inventory.  Therefore, the Company is deferring the recognition of Soltamox revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers.  It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.   Soltamox revenue is recognized from products sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment.

Revenue from Gelclair sales is recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, pharmacies and other end-user customers as the Company believes it has achieved normalized inventory levels for Gelclair.

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

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income unrealized gains and losses on available-for-sale investments. The Company displays comprehensive income and its components as part of the consolidated statements of net loss and comprehensive loss and in its consolidated statements of shareholders’ equity.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At March 31, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the three month periods ended March 31, 2014 and 2013 as their effect is anti-dilutive. For the three month period ended March 31, 2014 there were no in-the-money common stock equivalents. For the three month period ended March 31, 2013, the following in-the-money common equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 548,185 common equivalents from the Series B-2 warrants with an exercise price of $4.00 and 65,000 options with a weighted average exercise price of $4.40.

	Three months ended March 31,
	2014	2013
Net loss attributable to controlling interest	$(2,658,081)	$(2,522,588)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	7,204,222	4,593,793

Basic and diluted net loss per common share attributable to controlling interest	$(0.37)	$(0.55)

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI Interventions became a publicly traded company on May 18, 2012.  The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the three months ended March 31, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.

4.  Stockholders’ Equity

On February 5, 2014, the Company amended its certificate of incorporation in order to effect a one-for-five reverse split of its outstanding common stock. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock activity as of and during the period ended December 31, 2013 and the periods ended March 31, 2014 and 2013.

On February 11, 2014, the Company entered into a Securities Purchase Agreement (the “February 2014 Purchase Agreement”) with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering of  2,166,501 shares of the Company’s common stock at an offering price of $2.765 per share (the “February 2014 Share Offering”).  In a concurrent private placement, the Company granted to those institutional investors a warrant to purchase one share of the Company’s common stock for each share purchased in the February 2014 Share Offering.  The closing of the sale of the shares and warrants under the February 2014 Purchase Agreement and the concurrent private placement took place on February 18, 2014 for net proceeds of approximately $5,500,000 after deducting placement agent fees and other expenses totaling approximately $500,000.  Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $2.64 and will be exercisable for five years from the closing.

On October 22, 2013, the Company entered into a Securities Purchase Agreement (the “October 2013 Purchase Agreement”) with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering of 1,020,000 shares of the Company’s common stock at an offering price of $2.50 per share (the “October 2013 Share Offering”).  In a concurrent private placement, the Company granted to those institutional investors a warrant to purchase one share of the Company’s common stock for each share purchased in the October 2013 Share Offering.  The closing of the sale of the shares and warrants under the October 2013 Purchase Agreement and the concurrent private placement took place on October 24, 2013 for net proceeds of approximately $2,300,000 after deducting placement agent fees and other expenses totaling approximately $248,000.  Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $2.80, becomes exercisable six months after issuance and will be exercisable for five years from the initial exercise date.

On August 19, 2013, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), contemplating the sale by the Company from time to time, through an “at-the-market” share offering program, shares of its common stock, $0.01 par value per share. Also on August 19, 2013, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Sales Agreement offering of shares of common stock having an aggregate offering price of up to $2,730,000.   As of December 31, 2013, the Company had sold 93,353 shares of common stock for gross proceeds of approximately $265,000 before deducting sales agent commissions and offering expenses of $140,000, in connection with the Sales Agreement. On October 17, 2013, the Company terminated the Sales Agreement in accordance with the provisions thereof.

On December 28, 2012, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale by the Company of $2,800,000 of shares of Series B-3 and Series B-4 convertible preferred stock (convertible into a combined total of 736,842 shares of common stock).  In connection with the purchase of shares of Series B-3 and B-4 convertible preferred stock, each investor received warrants to purchase a number of shares of common stock equal to the number of shares of common stock into which such investor’s shares of Series B-3 and B-4 convertible preferred stock are convertible, at an exercise price equal to $5.25. Each warrant is exercisable at any time on or after the six-month anniversary of date of issuance (the “Initial Exercise Date”).  One-half of the warrants are exercisable for two years from the Initial Exercise Date, but not thereafter, and the other half are exercisable for five years from the Initial Exercise Date, but not thereafter.  Because the net proceeds of the offering of $2,515,729 were not received until January 2013, the transaction was accounted for in the quarter ended March 31, 2013.   The offering required and received the approval of at least 67% of the then outstanding Series B-2 warrants holders.

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

During the quarter ended March 31, 2014, investors in the Series B-4 preferred stock converted 100 Series B-4 shares into 40,816 shares of common stock.  During the quarter ended March 31, 2013, investors in the B-2 preferred stock exercised 242,774 warrants at $4.00 per share for proceeds of $971,099 and 50,000 warrants at $5.00 per share for proceeds of $250,000.  In addition, during the same period, investors in the B-2 preferred stock converted 1,060 shares into 278,947 shares of common stock and investors in the B-3 preferred stock have converted all 2,550 shares into 671,051 shares of common stock.

5.  Share-based Compensation

Effective with the adoption of FASB ASC 718, Compensation-Stock Compensation, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. Share price volatility has historically been based on an analysis of historical stock price data reported for a peer group of public companies. Beginning with the first quarter of 2014 share price volatility is based on an analysis of historical stock price data for the Company. The expected life is the length of time options are expected to be outstanding before being exercised. The Company estimates expected life using the “simplified method” as allowed under the provision of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method uses an average of the option vesting period and the option’s original contractual term. The Company uses the implied yield of U. S. Treasury instruments with terms consistent with the expected life of options as the risk-free interest rate. FASB ASC 718 requires companies to estimate a forfeiture rate for options and accordingly reduce the compensation expense reported. The Company used historical data among other factors to estimate the forfeiture rate.

The fair value of options granted to employees and non-employee directors for the three months ended March 31, 2014 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended March 31, 2014
Expected dividend yield	-%
Expected volatility	109.00%
Weighted-average expected life (in years)	6.00
Risk free interest rate	1.88%
Forfeiture rate	10.00%

The Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three Months Ended March 31,
	2014	2013
Options to Emplyees and Non-employee Directors

Research and development	$37,137	$33,634
Sales and marketing	43,962	45,732
General and administrative	222,110	194,996
Total stock-based compensation to
employees and non-employee directors	303,209	274,362

Warrants to non-employees

General and administrative	0	38,367
Total stock-based compensation to
non-employees	0	38,367

Total stock-based compensation	$303,209	$312,729

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

The Company recognized no share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three months ended March 31, 2014 and 2013, respectively.  The Company recognized no share-based compensation related to warrants issued to non-employees during the first quarter of 2014.   During the first quarter of 2013, the Company recognized $38,367 in share-based compensation related to the issuance of 150,000 warrants at an exercise price of $1.02 to non-employees (i.e. consultants) in exchange for services. The Company recognized no non-employee (i.e. consultants) option expense for the three months ended March 31, 2014.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 3.2 years was $1.5 million at March 31, 2014 and over an estimated weighted-average amortization period of 3.5 years was $1.2 million at March 31, 2013.

A summary of activity under the Company’s stock option plans for the three months ended March 31, 2014 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2013	554,566	654,357	$5.45
2008 Stock Plan increase	378,755	-	-
Options granted	(358,250)	358,250	2.89
Options forfeited	9,106	(9,106)	(4.74)
Balance at March 31, 2014	584,177	1,003,501	$4.55

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

7. Income Taxes

The Company did not record any income tax expense or benefit for the three months ended March 31, 2014.  As of March 31, 2013, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities.  The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized income tax expense in continuing operations of $28,584 for the three month period ended March 31, 2013.  The income tax expense is offset by an income tax benefit recognized in other comprehensive income.

The Company is not subject to examination for tax periods prior to 2010 in state and federal jurisdictions.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership.The Company believes it is highly likely these changes have occured, and a significant portion of the net operating loss and R&D credit carryforwards could be impaired..

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, which has been filed with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to DARA's current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of DARA’s outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit DARA’s ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of DARA’s common stock from the NASDAQ Capital Market; DARA’s limited operating history which may make it difficult to evaluate DARA’s business and future viability; DARA’s ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair®, Bionect® or other products given that DARA only recently hired its initial sales force and DARA’s lack of history as a revenue-generating company; DARA’s ability to achieve the desired results from the agreements with Mission and Alamo; FDA and other regulatory risks relating to DARA’s ability to market Soltamox®, Gelclair®, Bionect® or other products in the United States or elsewhere; DARA’s ability to in-license and/or partner products; the current regulatory environment in which DARA sells its products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; DARA’s ability to retain its managerial personnel and to attract additional personnel; potential product liability risks that could exceed DARA’s liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of DARA’s intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents DARA has filed, or will file, with the Securities and Exchange Commission ("SEC"). Copies of DARA's filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. DARA expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in DARA's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. DARA BioSciences and the DARA logo are trademarks of DARA BioSciences, Inc.

Overview

We are a North-Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial proprietary product, Soltamox® (tamoxifen citrate) oral solution.  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.  Orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. We are evaluating options to partner the drug with an established oncology development company to undertake and support further development costs, as well as determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

On February 5, 2014, we amended our certificate of incorporation in order to effect a one-for-five reverse split of our outstanding common stock. On February 10, 2014, our one-for-five reverse stock split became effective as of 9:00 a.m. Eastern Time. As a result of the reverse split, each outstanding share of our common stock was automatically reclassified into one-fifth of a share of common stock. Due to the reverse split, our common stock now trades under a new CUSIP number, 23703P304. Unless stated otherwise, all share numbers and share price figures in this Quarterly Report on Form 10-Q have been adjusted, as appropriate, to reflect the reverse split.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (“T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which we developed through Phase 1 clinical trials.  For the license, we received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and a fourth payment of $125,000 in February 2014.  We used the $500,000 to pay off $500,000 in existing liabilities to Bayer Healthcare LLC (“Bayer”).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the Company’s milestone and annual payment obligations to Bayer.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo now provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox (tamoxifen citrate), Gelclair and Bionect, also promotes three Mission products: Ferralet® 90, Binosto® (alendronate sodium) and Aquoral®.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the Mission products complement our portfolio in presenting comprehensive offerings to the oncologist.

The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  With the expansion of the sales force to 20 sales representatives, we expect our commercial costs, net of the Mission support payments to Alamo, to be significantly higher on an annualized basis.

In early May, 2014, we implemented a new "No Coupon, No Co-pay, No Hassles" retail patient cost-saving program in support of Gelclair and Soltamox. This new program is meant to reduce or eliminate financial outlays by patients by offsetting their out-of-pocket co-pay expenses with such reductions being applied automatically to qualified prescriptions at more than 43,000 pharmacies nationwide. No additional paperwork, coupons or electronic input are required by patients, health care providers, or pharmacists to realize the benefit of the "No Coupon, No Co-Pay, No Hassles" program. This program is now available in over 95% of local retail pharmacies nationwide, is accepted at the vast majority of national retail pharmacy chains and we believe will assist  us in capturing more prescriptions written for Gelclair and Soltamox.

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

We expect to continue to incur operating losses in the near-term.  Our results may vary depending on many factors, including our ability to build a successful sale and marketing organization, our ability to properly anticipate customer needs, the success of our product marketing efforts and the progress of licensing activities of KRN5500 with pharmaceutical partners.  We continue to pursue other in-licensing opportunities for approved products.

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

Oral liquid formulations of FDA approved products

Oral liquids can provide an attractive and effective alternative to solid dose formulations for those patients with dysphagia, or difficulty swallowing, or those who simply prefer to take drug products in liquid form.  Those suffering from dysphagia often have difficulty or experience pain when using oral tablet or capsule products and can benefit greatly from liquid formulations of drugs.  In addition, breast cancer patients receiving chemotherapeutic agents are subject to oral mucositis, which makes liquid medical formulations preferable.

     Soltamox

Soltamox (tamoxifen citrate) oral solution, our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer.  Soltamox is the only liquid formulation of tamoxifen available for sale in the United States.  As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a U.K. based manufacturer and a subsidiary of Perrigo Company plc, for rights to market Soltamox in the United States.  Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd.  Soltamox is protected by a U.S. issued patent which expires in June, 2018.  Under our license agreement with Rosemont, we are obligated to meet minimum sales thresholds during the License Agreement’s seven-year term.  We launched Soltamox in the U.S. in the fourth quarter of 2012.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups.  The National Cancer Institute (NCI) estimated that in 2014 232,670 women would be diagnosed with breast cancer and 40,000 women would die as a result of the disease.  Tamoxifen therapy is generally indicated for breast cancer patients for up to 5 years.   The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products for significant risk of severe or life-threatening adverse events. Soltamox has a Black Box warning related to uterine malignances, stroke and pulmonary embolism.  The FDA added this requirement for a Boxed Warning on all tamoxifen products in 2002.  This warning can be found in the full Soltamox prescribing information at www.soltamox.com.

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

Clinical Stage Asset

KRN5500

KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of painful chronic chemotherapy induced peripheral neuropathy in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have improved and simplified the formulation and manufactured new drug substance for the next clinical trial.  Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are evaluating options to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program, as well as determing whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

On November 8, 2012 we submitted a request seeking Orphan designation for KRN5500 to the Office of Orphan Products Development at the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics.  Orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable   We sell Soltamox mostly to wholesalers who, in-turn, sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although we offer certain discounts to group purchasing organizations and governmental programs. The wholesalers take title to the product, bear the risk of loss of ownership, and have economic substance to the inventory.

We allow for product to be returned beginning prior to and following product expiration. We do not believe that we have sufficient sales and returns history with Soltamox and the related wholesaler distribution channel at this time to reasonably estimate product returns from our wholesalers while the wholesalers are still holding inventory. Therefore, we are deferring the recognition of Soltamox revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers. We will continue to defer revenue recognition until the point at which we have obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.  Soltamox revenue is recognized from product sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment.

Revenue from Gelclair sales is recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, pharmacies and other end user customers as we believe that we have achieved normalized inventory levels for Gelclair.  We recognize sales allowances as a reduction of revenues in the same period the related revenue is recognized. Sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with wholesale distributors and the levels of inventory within the distribution channels that may result in future discounts taken. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future, which could have an effect on revenue in the period of adjustment. The following briefly describes the nature of each provision and how such provisions are estimated

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

Inventory

Inventory at March 31, 2014 and December 31, 2013 was $195,142 and $104,089, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At March 31, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. We believe it is highly likely these changes have occured, and a significant portion of the net operating loss and R&D credit carryforwards could be impaired.

Sales and Marketing Costs

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718, Compensation-Stock Compensation”).  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for our common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Please refer to Note 5 - Share Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales and cost of sales increased by $140,306 and $35,671 respectively from $21,180 and $17,510 respectively for the three months ended March, 31, 2013, to $161,486 and $53,181 for the three months ended March 31, 2014, respectively primarily related to the launch of Gelclair in April 2013 and the related sales in the first quarter of 2014 while there were no Gelclair sales in the first quarter of 2013.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $537,023 from $697,555 for the three months ended March 31, 2013 to $1,234,578 for the corresponding 2014 period primarily as a result of the increase in sales force costs related to the sales force expansion with Alamo in the first quarter of 2014.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses decreased $316,889 from $684,496 for the three months ended March 31, 2013 to $367,607 for the corresponding 2014 period, primarily as a result of a decrease in formulation and API manufacturing costs associated with the KRN5500 program.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $64,081 from $1,193,275 for the three months ended March 31, 2013 to $1,257,356 for the corresponding 2014 period, primarily as a result of incremental costs associated with the 2014 reverse stock split.

Depreciation and amortization expense increased $3,283 from $155,767 for the three months ended March 31, 2013 to $159,050 for the corresponding 2014 period, primarily as a result of higher amortization expense.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased $119,276 from $92,248 for the three months ended March 31, 2013 to $211,524 for the corresponding 2014 period, primarily as a result of $225,000 in license revenue recognized in other income during the first quarter of 2014 related to the sublicense of DB959 toT3D Therapeutics, Inc., partially offset by the 2013 gain of $71,000 on the sale of the remainder of its marketable securities.

Liquidity and Capital Resources

Overview

From inception on June 22, 2002 through March 31, 2014, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $58,828,805 in net proceeds, and (2) the sale of marketable securities and securities held in subsidiary companies through which we raised $2,045,216 and $5,152,388, respectively.

At March 31, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $6,828,110. As of March 31, 2014, we had net working capital of $5,482,832.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the three months ended March 31, 2014, cash used in our operating activities was $2,060,553.  Cash used in operating activities was primarily due to the $2,698,762 consolidated net loss and an increase in inventory of $91,053, which was partially offset by an increase in accounts payable and accrued liabilities of $181,764, non-cash stock-based compensation of $303,209 and depreciation and amortization of $159,050.

During the three months ended March 31, 2014,there was no cash provided by or used in investing activities.

During the three months ended March 31, 2014, cash provided by financing activities was $5,463,120.   We generated $5,484,085 of net cash from the offering of common stock and warrants during the period, which was partially offset by $20,964 of payments on capital leases and other financing agreements.

Financial Condition and Outlook

We believe we have sufficient working capital to continue our operations through the third quarter of 2014.  However, we expect to require additional investment capital to pursue our future business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts as well as the level of costs we incur in building our portfolio of products and expanding our sales and marketing organization and our ability to license our technologies to third parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2014, we entered into a Securities Purchase Agreement (the “February 2014 Purchase Agreement”) with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering of 2,166,501 shares of our common stock at an offering price of $2.765 per share (the “February 2014 Share Offering”). In a concurrent private placement, we granted to those institutional investors a warrant to purchase one share of our common stock for each share purchased in the February 2014 Share Offering. The closing of the February 2014 Share Offering and the concurrent private placement took place on February 18, 2014 for net proceeds of approximately $5.5 million after deducting placement agent fees and other expenses totaling approximately $500,000. Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $2.64, became exercisable on the date of issuance and will be exercisable for five years. The shares of our common stock underlying the warrants have been registered for resale pursuant to our effective Registration Statement on Form S-3 (File No. 333-194333).

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2014.

DARA BIOSCIENCES, INC.

Date: May 12, 2014	By:	/s/ David J. Drutz, M.D.
David J. Drutz, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014		/s/ David L. Tousley
David L. Tousley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2010
3.4	Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
3.5	Certificate of Designation of Preferences, Rights, and Limitations of Series B-2 Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
3.6	Certificate of Designation of Preferences, Rights, and Limitations of Series B-3 Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
3.7	Certificate of Designation of Preferences, Rights, and Limitations of Series B-4 Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Dara Biosciences, Inc., dated February 5, 2014	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2014
3.9	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
4. 1	Form of Common Stock Purchase Warrant from the February 2014 private placement	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014
10.1	Placement Agent Agreement, dated February 11, 2014, between DARA Biosciences, Inc. and Ladenburg Thalmann & Co, Inc.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014
10.2	Form of Securities Purchase Agreement, dated February 11, 2014, between DARA BioSciences, Inc. and certain investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014
31.1	Certification of David J. Drutz, M.D.. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Schema****
101.CAL	XBRL Extension Calculation Linkbase****
101.DEF	XBRL Definition Linkbase****
101.LAB	XBRL Taxonomy Extension Label Linkbase****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase****

****	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of The Securities Act of 1933, is deemed not filed for purposes of Section 18 of The Securities Exchange Act of 1934, and otherwise is not subject of liability under these sections.