Form 10-Q
period 2014-06-30
DARA BioSciences, Inc.
filed 2014-08-12
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or
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

The number of shares outstanding of the Registrant’s common stock as of August 11, 2014 was 19,500,506.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,882,797	$3,425,543
Accounts receivable, net	255,003	174,086
Inventory, net	123,292	104,089
Prepaid expenses and other assets, current portion	275,943	184,919
Total current assets	16,537,035	3,888,637

Furniture, fixtures and equipment, net	45,177	40,614
Restricted cash	12,885	12,882
Intangible assets, net	2,916,873	3,224,711
Goodwill	821,210	821,210
Total assets	$20,333,180	$7,988,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$931,735	$619,566
Accrued liabilities	428,234	785,016
Accrued compensation	519,742	124,293
Deferred revenue	173,165	142,269
Capital lease obligation, current portion	6,824	3,917
Total current liabilities	2,059,700	1,675,061

Deferred lease obligation	75,496	72,729
License milestone liability, non-current	696,024	662,215
Capital lease obligation, net of current portion	26,024	16,044

Total liabilities	2,857,244	2,426,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2014 and December 31, 2013.
Series A Preferred stock, 4,800 shares designated,
568 shares issued and outstanding at June 30, 2014,	5	5
578 shares issued and outstanding at December 31, 2013.
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at June 30, 2014,
and December 31, 2013.	1	1
Series B4 Preferred stock, 250 shares designated,
0 shares issued and outstanding at June 30, 2014,
100 shares issued and outstanding at December 31, 2013.	–	1
Series C1 Preferred stock, 75,000 shares designated,
535 shares issued and outstanding at June 30, 2014,
0 shares issued and outstanding at December 31, 2013.	5	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
19,194,291 shares issued and outstanding at June 30, 2014,
6,194,713 shares issued and outstanding at December 31, 2013.	191,943	61,947
Additional paid-in capital	80,663,266	63,540,086
Accumulated deficit	(62,233,737)	(56,992,595)

Total stockholders’equity before noncontrolling interest	18,621,483	6,609,445
Noncontrolling interest	(1,145,547)	(1,047,440)

Total stockholders' equity	17,475,936	5,562,005

Total liabilities and stockholders’ equity	$20,333,180	$7,988,054

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net revenues	$409,410	$76,936	$570,896	$98,116

Costs and expenses:
Cost of goods sold	91,339	8,754	144,520	26,261
Sales and marketing	1,367,924	887,596	2,602,502	1,585,151
Research and development	311,573	508,905	679,180	1,193,401
General and administrative	1,102,929	1,251,737	2,360,287	2,445,012
Depreciation and amortization of intangibles	158,981	156,156	318,030	311,923
Total costs and expenses	3,032,746	2,813,148	6,104,519	5,561,748
Loss from operations	(2,623,336)	(2,736,212)	(5,533,623)	(5,463,632)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	–	–	–	71,712
Other income, net	–	81,776	228,375	119,966
Interest (expense), net	(17,151)	(15,879)	(34,001)	(33,533)
Other (expense) income	(17,151)	65,897	194,374	158,145

Net loss before income tax expense	(2,640,487)	(2,670,315)	(5,339,249)	(5,305,487)
Income tax expense	–	–	–	(28,584)
Consolidated net loss	(2,640,487)	(2,670,315)	(5,339,249)	(5,334,071)
Loss attributable to noncontrolling interest	57,426	116,111	98,107	257,282
Loss attributable to controlling interest	$(2,583,061)	$(2,554,204)	$(5,241,142)	$(5,076,789)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.24)	$(0.51)	$(0.58)	$(1.06)

Shares used in computing basic and diluted net loss per
common share	10,738,143	5,000,192	8,980,945	4,798,115

Comprehensive Loss:
Consolidated net loss	$(2,640,487)	$(2,670,315)	$(5,339,249)	$(5,334,071)
Other comprehensive income
Unrealized loss on investments available for sale	-	-	-	(2,341)
Reclassification adjustments for gains included in net loss	-	-	-	(71,712)
Income taxes related to other comprehensive income	-	-	-	28,584
Other comprehensive income, net of tax	-	-	-	(45,469)
Comprehensive loss	(2,640,487)	(2,670,315)	(5,339,249)	(5,379,540)
Comprehensive loss attributable to noncontrolling interest	57,426	116,111	98,107	257,282
Comprehensive loss attributable to controlling interest	$(2,583,061)	$(2,554,204)	$(5,241,142)	$(5,122,258)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months ended June 30, 2014

													Stockholders’
													Equity
	Series A		Series B-2		Series B-4		Series C-1				Additional		Before		Total
	Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	578	$5	50	$1	100	$1	–	$–	6,194,713	$61,947	$63,540,086	$(56,992,595)	$6,609,445	$(1,047,440)	$5,562,005

Share-based compensation	–	–	–	–	–	–	–	–	12,000	120	474,413	–	474,533	–	474,533
Issuance of common stock, net of issuance costs of $506,000	–	–	–	–	–	–	–	–	2,166,501	21,665	3,265,037	–	3,286,702	–	3,286,702
Issuance of warrants with common stock	–	–	–	–	–	–	–	–	–	–	2,197,383	–	2,197,383	–	2,197,383
Issuance of C-1 preferred stock , net of issuance costs of $1,200,000	–	–	–	–	–	–	12,500	125	–	–	7,367,961	–	7,368,086	–	7,368,086
Issuance of C-1 warrants	–	–	–	–	–	–	–	–	–	–	3,926,476	–	3,926,476	–	3,926,476
Conversion of preferred stock to common stock	(10)	–	–	–	(100)	(1)	(11,965)	(120)	10,821,077	108,211	(108,090)	–	–	–	–
Net loss	–	–	–	–	–	–			–	–	–	(5,241,142)	(5,241,142)	(98,107)	(5,339,249)

Balance at June 30, 2014	568	$5	50	$1	–	$-	535	$5	19,194,291	$191,943	$80,663,266	$(62,233,737)	$18,621,483	$(1,145,547)	$17,475,936

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities
Consolidated net loss	$(5,339,249)	$(5,334,071)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	318,030	311,923
Deferred income tax expense	–	28,584
Accretion of debt discount and other	33,809	33,677
Share-based compensation	474,533	573,731
Gain on sale of investments	–	(71,712)
Deferred lease obligation	2,767	19,703
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(80,917)	26,565
Inventory	(19,203)	(25,958)
Prepaid expenses and other assets	91,220	47,078
Accounts payable and accrued liabilities	279,990	(891,402)
Net cash used in operating activities	(4,239,020)	(5,281,882)

Investing activities
Purchases of furniture, fixtures and equipment	–	(12,218)
Proceeds from sale of investments	–	94,005
Net cash provided by investing activities	–	81,787

Financing activities
Repayments of capital lease obligation	(1,868)	(5,470)
Repayments on other financing	(80,502)	(86,817)
Proceeds from exercise of options and warrants	–	1,221,099
Net proceeds from issuance of preferred stock and common stock	16,778,647	2,515,729
Change in restricted cash	(3)	(4)
Net cash provided by financing activities	16,696,274	3,644,537

Net increase (decrease) in cash and cash equivalents	12,457,254	(1,555,558)

Cash and cash equivalents at beginning of period	3,425,543	6,496,457
Cash and cash equivalents at end of period	$15,882,797	$4,940,899

Supplemental disclosure of non-cash financing activity
Shares issued to third party for services	$15,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

 The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product license Soltamox® (tamoxifen citrate) oral solution.   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 12, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, the Company has a marketing agreement with Innocutis Holdings, LLC pursuant to which it promotes Bionect® (hyaluronic acid sodium salt, 0.2%) within the oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

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

The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  With the expansion of the sales force to 20 sales representatives, the Company expects its commercial costs, net of Mission support payments to Alamo, to be significantly higher on an annualized basis.

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Fast Track designation is intended to facilitate the development and expedite review of, drugs and biologics intended to treat serious or life-threatening conditions and for those products that demonstrate the potential to address unmet medical needs.  Upon receipt of FDA approval, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  The Company is evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs, and is determining whether further internal development of KRN5500 could be beneficial to the Company’s partnering efforts.

On February 5, 2014, the Company amended its certificate of incorporation in order to effect a one-for-five reverse split of its outstanding common stock. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of December 31, 2013 and June 30, 2014 and for the periods ended June 30, 2014 and 2013.  Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q has been adjusted, as appropriate, to reflect the reverse split.

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

The Company launched Soltamox in the U.S. in late 2012 and subsequently launched its second product, Gelclair in the second quarter of 2013. In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. The Company completed a financing in June 2014, raising approximately $11.3 million in net proceeds through the issuance of preferred stock and warrants.  See Note 4.  Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the end of 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of June 30, 2014 and December 31, 2013, the Company had bank balances of $15,876,504 and $3,313,230, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, OncoMed, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation collectively represented 85% and 90% of our gross trade accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

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

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, Prescription Drug User Fee Act, “PDUFA”, fees, regulatory costs and other consulting and professional services.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of June 30, 2014 and December 31, 2013, the Company had an aggregate of $2.9 million and $3.2 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 4.0 to 8.2 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. There was no impairment to goodwill recognized during the three and six months ended June 30, 2014.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three and six months ended June 30, 2014.

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

•	Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

•
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

•
Generally, credits may be issued to wholesalers for decreases that are made to selling prices for the value of inventory that is owned by the wholesaler at the date of the price reduction.  Price adjustment credits are estimated at the time the price reduction occurs and the amount is calculated based on the level of the wholesaler inventory at the time of the reduction.

•
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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At June 30, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the three and six  month periods ended June 30, 2014 and 2013 as their effect is anti-dilutive. For the three and six month periods ended June 30, 2014 the following in-the-money common equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 481,711 common equivalents from the Series C-1 preferred stock with a conversion price of $1.11 and 153,848 options with a weighted average exercise price of $1.17.  There were no in-the-money common stock equivalents for the three and six month periods ended June 30, 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss attributable to controlling interest	$(2,583,061)	$(2,554,204)	$(5,241,142)	$(5,076,789)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	10,738,143	5,000,192	8,980,945	4,798,115

Basic and diluted net loss per common share attributable to controlling interest	$(0.24)	$(0.51)	$(0.58)	$(1.06)

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI Interventions became a publicly traded company on May 18, 2012.  The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the six months ended June 30, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.

4.  Stockholders’ Equity

On May 30, 2014, the Company entered into a Securities Purchase Agreement (the “May 2014 Purchase Agreement”) with certain investors providing for the purchase of a total of $12,499,920 of units consisting of (1) an aggregate of 12,499.92 shares of Series C-1 Preferred Stock (convertible into a total of 11,261,189 shares of Common Stock); (2) Five-Year Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share; and (3) Thirteen-Month Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share.  The closing of the sale of the Series C-1 convertible preferred shares and warrants under the May 2014 Purchase Agreement took place in two closings on June 4, 2014 and June 5, 2014 for net proceeds of approximately $11.3 million, after deducting placement agent fees and other expenses totaling approximately $1,200,000.  As of August 11, 2014, 317.7 shares of Series C-1 preferred stock have been converted into an aggregate 286,215 shares of common stock.

On February 5, 2014, the Company amended its certificate of incorporation in order to effect a one-for-five reverse split of its outstanding common stock. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock activity as of December 31, 2013 and June 30, 2014 and for the periods ended June 30, 2014 and 2013.

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

During the six month period ended June 30, 2014, investors in the Series A preferred stock converted 10 Series A shares into 800 shares of common stock, investors in the Series B-4 preferred stock converted 100 Series B-4 shares into 40,816 shares of common stock, and investors in the Series C-1 preferred stock converted 11,965.22 Series C-1 shares into 10,779,461 shares of common stock.  During the six month period ended June 30, 2013, investors in the Series B-2 preferred stock exercised 242,774 Series B-2 warrants at $4.00 per share for proceeds of $971,099 and 50,000 Series B-2 warrants at $5.00 per share for proceeds of $250,000.  In addition, during the same period, investors in the Series B-2 preferred stock converted 1,060 Series B-2 shares into 278,947 shares of common stock and investors in the Series B-3 preferred stock converted all 2,550 Series B-3 shares into 671,051 shares of common stock.

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

The fair value of options granted to employees and non-employee directors for the three and six months ended June 30, 2014 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions

	Three months ended June 30, 2014	Six months ended June 30, 2014
Expected dividend yield	-%	-%
Expected volatility	109.00%	109.00%
Weighted-average expected life (in years)	5.60	5.90
Risk free interest rate	1.70%	1.80%
Forfeiture rate	10.00%	10.00%

The Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to Emplyees and Non-employee Directors

Research and development	$16,358	$11,383	$53,335	$48,107
Sales and marketing	20,565	30,688	64,290	81,028
General and administrative	120,373	109,019	340,969	330,455
Total stock-based compensation to
employees and non-employee directors	157,296	151,090	458,594	459,590

Warrants to non-employees
Other income, net	939	18,224	939	18,224
General and administrative	15,000	57,550	15,000	95,917
Total stock-based compensation to
non-employees	15,939	75,774	15,939	114,141

Total stock-based compensation	$173,235	$226,864	$474,533	$573,731

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

The Company recognized $15,000 in share-based compensation related to issuance of 12,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three and six months ended June 30, 2014.  The Company recognized $939 in share-based compensation related to the issuance of 1,449 warrants in the second quarter of 2014 at an exercise price of $3.45 issued to non-employees in exchange for services during the three and six months ended June 30, 2014.  The Company recognized $75,774 and $114,141 share-based compensation related to the issuance of 150,000 warrants in the first quarter of 2013 at an exercise price of $1.02 to non-employees and the issuance of 36,231 warrants in the second quarter of 2013 at an exercise price of $0.69 to non-employees in exchange for services during the three and six months periods ended June 30, 2013.  Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.9 years was $1.5 million at June 30, 2014 and over an estimated weighted-average amortization period of 3.0 years was $1.3 million at June 30, 2013.

A summary of activity under the Company’s stock option plans for the six months ended June 30, 2014 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2013	554,566	654,357	$5.45
2008 Stock Plan increase	378,755	-	-
Options granted	(358,250)	358,250	2.89
Options forfeited	9,106	(9,106)	(4.74)
Balance at March 31, 2014	584,177	1,003,501	$4.55
Options granted	(173,848)	173,848	1.18
Options forfeited	4,600	(4,600)	4.40
Balance at June 30, 2014	414,929	1,172,749	$4.05

6.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. On November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”). Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit.  As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. The plaintiff requested, and the Court granted, a 30 day extension to respond to defendants’ filing; plaintiff must filed responsive pleadings no later than August 25, 2014.  The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

On July, 2014, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. Plaintiff in the suit is GlycoBioSciences Inc.  Also named as defendant is Helsinn Healthcare SA (“Helsinn”).  Plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s license agreement with Helsinn, Helsinn is required to indemnify the Company in connection with this lawsuit.   The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s  financial position or results of operations.

7. Income Taxes

The Company did not record any income tax expense or benefit for the three and six months ended June 30, 2014.  As of June 30, 2013, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities.  The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized income tax expense in continuing operations of $28,584 for the six month period ended June 30, 2013.  The income tax expense is offset by an income tax benefit recognized in other comprehensive income.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to DARA's need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of DARA’s outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit DARA’s ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of DARA’s common stock from the NASDAQ Capital Market; DARA’s limited operating history which may make it difficult to evaluate DARA’s business and future viability; DARA’s ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair®, Bionect® or other products given that DARA only recently hired its initial sales force and DARA’s lack of history as a revenue-generating company; DARA’s ability to achieve the desired results from the agreements with Mission and Alamo; FDA and other regulatory risks relating to DARA’s ability to market Soltamox®, Gelclair®, Bionect® or other products in the United States or elsewhere; DARA’s ability to in-license and/or partner products; the current regulatory environment in which DARA sells its products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; DARA’s ability to retain its managerial personnel and to attract additional personnel; potential product liability risks that could exceed DARA’s liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of DARA’s intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents DARA has filed, or will file, with the Securities and Exchange Commission ("SEC"). Copies of DARA's filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. DARA expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in DARA's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. DARA BioSciences and the DARA logo are trademarks of DARA BioSciences, Inc.

Overview

We are a North-Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial FDA-approved proprietary product license, Soltamox® (tamoxifen citrate) oral solution.  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the treatment of certain approved indications in the United States. Gelclair is an FDA-cleared product indicated for the treatment of oral mucositis. In addition, we have a marketing agreement with Innocutis Holdings, LLC pursuant to which we promote Bionect® (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been cleared by the FDA for the management of irritation of the skin as well as first and second degree burns.

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

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics.  On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and those products that demonstrate the potential to address unmet medical needs.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. We are evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs, and are determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

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

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (“T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which we developed through Phase 1 clinical trials.  For the license, we received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and a fourth payment of $125,000 in February 2014.  We used the $500,000 to pay off $500,000 in existing liabilities to Bayer Healthcare LLC (“Bayer”).  We are also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of our milestone and annual payment obligations to Bayer.

In early May, 2014, we implemented a new “No Coupon, No Co-pay, No Hassles” retail patient cost-saving program in support of Gelclair and Soltamox.  This new program is meant to reduce or eliminate financial outlays by certain patients by offsetting their out-of-pocket co-pay expenses with such reductions being applied automatically to qualified prescriptions at more than 43,000 pharmacies nationwide. No additional paperwork, coupons or electronic input are required by patients, health care providers, or pharmacists to realize the benefit of the “No Coupon, No Co-Pay, No Hassles” program. Gelclair and Soltamox are now available in over 95% of local retail pharmacies nationwide, and the retail patient cost savings program is accepted at the vast majority of national retail pharmacy chains and we believe will assist us in capturing more prescriptions written for Gelclair and Soltamox.

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

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology treatment and oncology supportive care pharmaceutical products:

•	Soltamox, an FDA-approved oral liquid solution of tamoxifen citrate;

•
Cancer support therapeutics, including Gelclair, an FDA-cleared product indicated for the treatment of oral mucositis and Bionect, an FDA-cleared product for the management of irritation of the skin as well as first and second degree burns; and

•	Three Mission Pharmacal products: Ferralet 90 (for anemia), Binosto (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry month).

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

Oral liquid formulations of FDA approved products

Oral liquids can provide an effective alternative to solid dose formulations for those patients with dysphagia, or difficulty swallowing, or those who simply prefer to take drug products in liquid form.  Those suffering from dysphagia often have difficulty or experience pain when using oral tablet or capsule products and can benefit from liquid formulations of drugs.  In addition, breast cancer patients receiving chemotherapeutic agents are subject to oral mucositis, which may make liquid medical formulations preferable.

     Soltamox

Soltamox® (tamoxifen citrate) oral solution, our first proprietary, FDA approved product, is a drug primarily used to treat breast cancer.  Soltamox is the only liquid formulation of tamoxifen available for sale in the United States.  As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a U.K. based manufacturer and a subsidiary of Perrigo Company plc, for rights to market Soltamox in the United States.  Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd.  Soltamox is protected by a U.S. issued patent which expires in June, 2018.  Under our license agreement with Rosemont, we are obligated to meet minimum sales thresholds during the License Agreement’s seven-year term.  We launched Soltamox in the U.S. in the fourth quarter of 2012.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups.  The National Cancer Institute (NCI) estimated that in 2014, 232,670 women would be diagnosed with breast cancer and 40,000 women would die as a result of the disease.  Tamoxifen therapy is generally indicated for breast cancer patients for up to 5 years.   The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products for significant risk of severe or life-threatening adverse events. Soltamox has a Black Box warning related to uterine malignances, stroke and pulmonary embolism.  The FDA added this requirement for a Boxed Warning on all tamoxifen products in 2002.  This warning can be found in the full Soltamox prescribing information at www.soltamox.com.

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

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, tele-detailing, appropriate levels of product sampling, innovative marketing programs, partnerships with Specialty Pharmacy Providers, working with Patient Advocacy Groups and Foundations as well as collaborative arrangements with third party sales organizations.  We have also recently completed a registry survey called CAPTURE to gather information on compliance, adherence and preference for a liquid therapy among current tamoxifen patients and will use the results in clinical publications to increase healthcare provider awareness of breast cancer patient profiles in this respect.

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

On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.

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

We allow for product to be returned beginning prior to and following product expiration. We do not believe that we have sufficient sales and returns history with Soltamox and the related wholesaler distribution channel at this time to reasonably estimate product returns from our wholesalers while they are still holding inventory. Therefore, we are deferring the recognition of Soltamox revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers. We will continue to defer revenue recognition until the point at which we have obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.  Soltamox revenue is recognized from product sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment.

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

•	Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

•
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

•
Generally, credits may be issued to wholesalers for decreases that are made to selling prices for the value of inventory that is owned by the wholesaler at the date of the price reduction.  Price adjustment credits are estimated at the time the price reduction occurs and the amount is calculated based on the level of the wholesaler inventory at the time of the reduction.

•
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

Inventory

Inventory at June 30, 2014 and December 31, 2013 was $123,292 and $104,089, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At June 30, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

Research and Development Expenses

We expense research and development costs as incurred.  Research and development costs include personnel and personnel related costs, formulation and active pharmaceutical ingredient, “API”, manufacturing costs, process development, research costs, patent costs, pharmacovigilence costs, PDUFA fees, regulatory costs and other consulting and professional services.

Valuation of Goodwill and Acquired Intangible Assets

We have recorded goodwill and acquired intangible assets related to our 2012 acquisition of Oncogenerix and Soltamox.  We have also recorded product license fees related to the Gelcair license. When identifiable intangible assets are acquired, we determine the fair values of the assets as of the acquisition date.

The estimated residual value of our intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment if certain events occur.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed an impairment test as of June 30, 2014 and determined the carrying value of goodwill was not impaired.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses.  This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when invoices have not yet been sent and we have not otherwise been notified of actual cost.  The majority of our service providers invoice monthly in arrears for services performed.  We make estimates of accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us.  We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.  Examples of estimated accrued expenses include:

•	fees paid to distribution providers;

•	fees paid to contract manufacturers in connection with the production of raw materials, drug substance and drug products; and

•	professional service fees.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net revenues and cost of goods sold increased by $332,474 and $82,585 respectively from $76,936 and $8,754 respectively for the three months ended June 30, 2013, to $409,410 and $91,339 for the three months ended June 30, 2014, respectively due to increased sales and related cost of sales associated with the launch of the new Alamo salesforce in the first quarter of 2014.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $480,328 from $887,596 for the three months ended June 30, 2013 to $1,367,924 for the corresponding 2014 period primarily as a result of the increase in sales force costs related to the sales force expansion with Alamo in the first quarter of 2014.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services. Research and development expenses decreased $197,332 from $508,905 for the three months ended June 30, 2013 to $311,573 for the corresponding 2014 period, primarily as a result of a decrease in formulation and API manufacturing costs associated with the KRN5500 program. The reformulation and manufacturing was completed during 2013 and there have been no related costs to date in 2014.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses decreased $148,808 from $1,251,737 for the three months ended June 30, 2013 to $1,102,929 for the corresponding 2014 period, primarily as a result of decreased professional services costs.

Depreciation and amortization expense increased $2,825 from $156,156 for the three months ended June 30, 2013 to $158,981 for the corresponding 2014 period, primarily as a result of higher amortization expense.

Other income (expense) reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income decreased $83,048 from $65,897 in income for the three months ended June 30, 2013 to $17,151 in expense for the corresponding 2014 period, primarily as a result of the second quarter 2013 $125,000 license revenue recognized in other income related to the sublicense of DB959 toT3D Therapeutics, Inc., net of related expenses of $43,224.  There were no related T3D license income for the same three month period ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenues and cost of goods sold increased by $472,780 and $118,259 respectively from $98,116 and $26,261 respectively for the six months ended June 30, 2013, to $570,896 and $144,520 for the six months ended June 30, 2014, respectively due to increased sales and related cost of sales associated with the launch of the new Alamo sales force in the first quarter of 2014.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $1,017,351 from $1,585,151 for the six months ended June 30, 2013 to $2,602,502 for the corresponding 2014 period primarily as a result of the increase in sales force costs related to the sales force expansion with Alamo in the first quarter of 2014.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses decreased $514,221 from $1,193,401 for the six months ended June 30, 2013 to $679,180 for the corresponding 2014 period, primarily as a result of a decrease in formulation and API manufacturing costs associated with the KRN5500 program.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses decreased $84,725 from $2,445,012 for the six months ended June 30, 2013 to $2,360,287 for the corresponding 2014 period, primarily as a result of decreased professional services costs.

Depreciation and amortization expense increased $6,107 from $311,923 for the six months ended June 30, 2013 to $318,030 for the corresponding 2014 period, primarily as a result of higher amortization expense.

Other income (expense) reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased $36,229 from $158,145 for the six months ended June 30, 2013 to $194,374 for the corresponding 2014 period, primarily as a result of approximately $147,000 in net increased license revenue recognized in other income during the first quarter of 2014 related to the sublicense of DB959 toT3D Therapeutics, Inc., partially offset by the 2013 gain of approximately $72,000 on the sale of the remainder of its marketable securities and the 2013 proceeds from an insurance policy of approximately $37,000.

Liquidity and Capital Resources

Overview

From inception on June 22, 2002 through June 30, 2014, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $70,123,367 in net proceeds, and (2) the sale of marketable securities and securities held in subsidiary companies through which we raised $2,045,216 and $5,152,388, respectively.

At June 30, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $15,882,797. As of June 30, 2014, we had net working capital of $14,477,335.  Our cash resources have been used to acquire licenses, and to fund our working capital needs including financing of inventory purchases and accounts receivable, wholesaler and distribution costs, as well as research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the six months ended June 30, 2014, cash used in our operating activities was $4,239,020.  Cash used in operating activities was primarily due to the $5,339,249 consolidated net loss, an increase in accounts receivable of $80,917 and an increase in inventory of $19,203, which was partially offset by an increase in accounts payable and accrued liabilities of $279,990, an increase of prepaid expenses and other assets of $91,220, non-cash stock-based compensation of $474,533 and depreciation and amortization of $318,030.

During the six months ended June 30, 2014,there was no cash provided by or used in investing activities.

During the six months ended June 30, 2014, cash provided by financing activities was $16,696,274.   We generated $16,778,647 of net cash from the offering of common stock, preferred stock and warrants during the period, which was partially offset by $82,370 of payments on capital leases and other financing agreements.

Financial Condition and Outlook

We believe we have sufficient working capital to continue our operations through 2015.  However, we expect to require additional investment capital to pursue our future business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts as well as the level of costs we incur in building our portfolio of products and expanding our sales and marketing organization and our ability to license our technologies to third parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November, 2012, a suit was filed in the United States District Court for the District of Columbia naming DARA as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our license agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. The plaintiff requested, and the Court granted, a 30 day extension to respond to defendants’ filing; plaintiff must filed responsive pleadings no later than August 25, 2014.  We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court for the District of Columbia naming  DARA as a defendant. Plaintiff in the suit is GlycoBioSciences Inc.  Also named as defendant is Helsinn Healthcare SA (“Helsinn”).  Plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Helsinn. Helsinn is required to indemnify the Company in connection with this lawsuit.   We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2014, we entered into a consulting agreement with Destum Partners, Inc. (“Destum”) pursuant to which we agreed to issue to Destum, as partial consideration for consulting services to be rendered to us by Destum, an aggregate of $30,000 of our restricted common stock payable in two equal installments due within five business days and 75 business days, respectively, following execution of the consulting agreement. In accordance with the consulting agreement, we issued to Destum an aggregate of 24,000 shares of our restricted common stock (half on May 13, 2014 and half on July 29, 2014), valued at a price of $1.25 per share, the May 13, 2014 closing price of our common stock immediately preceding the execution of the consulting agreement.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2014.

DARA BIOSCIENCES, INC.

Date: August 12, 2014	By:	/s/ Christopher G. Clement
Christopher G. Clement
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2014	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc., as certified by the Secretary of State of the State of Delaware on June 3, 2014.

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008

4. 1	Form of Five Year Common Stock Purchase Warrant from the May 2014 public offering	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2014

4.2	Form of Thirteen Month Common Stock Purchase Warrant from the May 2014 public offering	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 30, 2014

10.1	Placement Agent Agreement, dated May 30, 2014, between DARA Biosciences, Inc. and Ladenburg Thalmann & Co, Inc.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 30, 2014

10.2	Form of Securities Purchase Agreement, dated May 30, 2014, between DARA BioSciences, Inc. and certain investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2014

10.3	Amended and Restated Employment Agreement, dated July 9, 2014, by and between DARA BioSciences, Inc. and David L. Tousley	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on July 10, 2014

31.1	Certification of Christopher G. Clement. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014

31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Extension Calculation Linkbase****

101.DEF	XBRL Definition Linkbase****

101.LAB	XBRL Taxonomy Extension Label Linkbase****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase****

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