Form 10-Q
period 2014-09-30
DARA BioSciences, Inc.
filed 2014-11-05
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of November 4, 2014 was 19,590,595.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,002,175	$3,425,543
Accounts receivable, net	462,769	174,086
Inventories	242,057	104,089
Prepaid expenses and other assets, current portion	186,420	184,919
Total current assets	14,893,421	3,888,637

Furniture, fixtures and equipment, net	41,440	40,614
Restricted cash	12,887	12,882
Intangible assets, net	2,762,953	3,224,711
Goodwill	821,210	821,210
Total assets	$18,531,911	$7,988,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$973,349	$619,566
Accrued liabilities	391,681	785,016
Accrued compensation	625,440	124,293
Deferred revenue	266,438	142,269
Capital lease obligation, current portion	7,078	3,917
Total current liabilities	2,263,986	1,675,061

Deferred lease obligation	72,182	72,729
License milestone liability, non-current	713,570	662,215
Capital lease obligation, net of current portion	24,156	16,044
Total liabilities	3,073,894	2,426,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2014 and December 31, 2013.
Series A Preferred stock, 4,800 shares designated,
468 shares issued and outstanding at September 30, 2014,
578 shares issued and outstanding at December 31, 2013.	5	5
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at September 30, 2014,
and December 31, 2013.	1	1
Series B4 Preferred stock, 250 shares designated,
0 shares issued and outstanding at September 30, 2014,
100 shares issued and outstanding at December 31, 2013.	–	1
Series C1 Preferred stock, 75,000 shares designated,
117 shares issued and outstanding at September 30, 2014,
0 shares issued and outstanding at December 31, 2013.	1	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
19,590,595 shares issued and outstanding at September 30, 2014,
6,194,713 shares issued and outstanding at December 31, 2013.	195,906	61,947
Additional paid-in capital	80,832,090	63,540,086
Accumulated deficit	(64,344,205)	(56,992,595)

Total stockholders’equity before noncontrolling interest	16,683,798	6,609,445
Noncontrolling interest	(1,225,781)	(1,047,440)

Total stockholders' equity	15,458,017	5,562,005

Total liabilities and stockholders’ equity	$18,531,911	$7,988,054

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net revenues	$597,777	$138,886	$1,168,673	$237,002

Costs and expenses:
Cost of goods sold	125,864	124,052	270,384	150,313
Sales and marketing	1,099,931	1,084,731	3,702,433	2,669,882
Research and development	383,159	453,024	1,062,339	1,646,425
General and administrative	1,004,081	937,621	3,364,368	3,382,633
Depreciation and amortization of intangibles	159,790	159,577	477,820	471,500
Total costs and expenses	2,772,825	2,759,005	8,877,344	8,320,753
Loss from operations	(2,175,048)	(2,620,119)	(7,708,671)	(8,083,751)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	–	–	–	71,712
Other income, net	–	–	228,375	119,966
Interest (expense), net	(15,654)	(16,358)	(49,655)	(49,891)
Other (expense) income	(15,654)	(16,358)	178,720	141,787

Net loss before income tax expense	(2,190,702)	(2,636,477)	(7,529,951)	(7,941,964)
Income tax expense	–	–	–	(28,584)
Consolidated net loss	(2,190,702)	(2,636,477)	(7,529,951)	(7,970,548)
Loss attributable to noncontrolling interest	80,234	102,348	178,341	359,630
Loss attributable to controlling interest	$(2,110,468)	$(2,534,129)	$(7,351,610)	$(7,610,918)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.11)	$(0.51)	$(0.59)	$(1.56)

Shares used in computing basic and diluted net loss per
common share	19,461,538	5,007,254	12,512,866	4,868,594

Comprehensive Loss:
Consolidated net loss	$(2,190,702)	$(2,636,477)	$(7,529,951)	$(7,970,548)
Other comprehensive income
Unrealized loss on investments available for sale	-	-	-	(2,341)
Reclassification adjustments for gains included in net loss	-	-	-	(71,712)
Income taxes related to other comprehensive income	-	-	-	28,584
Other comprehensive income, net of tax	-	-	-	(45,469)
Comprehensive loss	(2,190,702)	(2,636,477)	(7,529,951)	(8,016,017)
Comprehensive loss attributable to noncontrolling interest	80,234	102,348	178,341	359,630
Comprehensive loss attributable to controlling interest	$(2,110,468)	$(2,534,129)	$(7,351,610)	$(7,656,387)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months ended September 30, 2014

													Stockholders’
													Equity
	Series A		Series B-2		Series B-4		Series C-1				Additional		Before		Total
	Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	578	$5	50	$1	100	$1	–	$–	6,194,713	$61,947	$63,540,086	$(56,992,595)	$6,609,445	$(1,047,440)	$5,562,005

Share-based compensation	–	–	–	–	–	–	–	–	24,000	240	648,298	–	648,538	–	648,538
Issuance of common stock, net of issuance costs of $506,000	–	–	–	–	–	–	–	–	2,166,501	21,665	3,265,037	–	3,286,702	–	3,286,702
Issuance of warrants with common stock	–	–	–	–	–	–	–	–	–	–	2,197,383	–	2,197,383	–	2,197,383
Issuance of C-1 preferred stock , net of issuance costs of $1,207,000	–	–	–	–	–	–	12,500	125	–	–	7,366,739	–	7,366,864	–	7,366,864
Issuance of C-1 warrants	–	–	–	–	–	–	–	–	–	–	3,926,476	–	3,926,476	–	3,926,476
Conversion of preferred stock to common stock	(110)	–	–	–	(100)	(1)	(12,383)	(124)	11,205,381	112,054	(111,929)	–	–	–	–
Net loss	–	–	–	–	–	–			–	–	–	(7,351,610)	(7,351,610)	(178,341)	(7,529,951)

Balance at September 30, 2014	468	$5	50	$1	–	$-	117	$1	19,590,595	$195,906	$80,832,090	$(64,344,205)	$16,683,798	$(1,225,781)	$15,458,017

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities
Consolidated net loss	$(7,529,951)	$(7,970,548)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	477,821	471,500
Deferred income tax expense	–	28,584
Accretion of debt discount and other	51,355	49,560
Share-based compensation	648,538	717,760
Gain on sale of investments	–	(71,712)
Deferred lease obligation	(547)	25,783
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(288,683)	29,148
Inventory	(137,968)	(32,715)
Prepaid expenses and other assets	180,743	152,314
Accounts payable and accrued liabilities	544,918	(926,115)
Net cash used in operating activities	(6,053,774)	(7,526,441)

Investing activities
Purchases of furniture, fixtures and equipment	(2,134)	(12,218)
Proceeds from sale of investments	–	94,005
Net cash (used in) provided by investing activities	(2,134)	81,787

Financing activities
Repayments of capital lease obligation	(3,482)	(6,301)
Repayments on other financing	(141,398)	(142,443)
Proceeds from exercise of options and warrants	–	1,221,099
Net proceeds from issuance of preferred stock and common stock	16,777,425	2,460,519
Change in restricted cash	(5)	(5)
Net cash provided by financing activities	16,632,540	3,532,869

Net increase (decrease) in cash and cash equivalents	10,576,632	(3,911,785)
Cash and cash equivalents at beginning of period	3,425,543	6,496,457
Cash and cash equivalents at end of period	$14,002,175	$2,584,672

Supplemental disclosure of non-cash financing activity
Shares and warrants issued to third party for services	$30,939	$133,325
License milestone liability	–	125,000
Equipment purchased through financing	14,755	–

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

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and for those products that demonstrate the potential to address unmet medical needs.  Upon receipt of FDA approval, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  The Company is evaluating partnership opportunities to support further development of KRN5500, and is determining whether further internal development of KRN5500 could be beneficial to the Company’s partnering efforts.

The Company has been in communication with the FDA with regard to the remainder of the clinical and technical development program for KRN5500 and hopes to receive feedback from them before the end of the year. The Company believes that this feedback will help advance its conversations with potential partners.

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation.  As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of December 31, 2013 and September 30, 2014 and for the periods ended September 30, 2014 and 2013.  Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q has been adjusted, as appropriate, to reflect the reverse split.

As part of the Company’s strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, the Company granted T3D Therapeutics, Inc. (‟T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which it had developed through Phase 1 clinical trials.  For the license, the Company received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and a fourth payment of $125,000 in February 2014.  The Company used the $500,000 to pay off $500,000 in existing liabilities to Bayer Healthcare LLC (“Bayer”).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the Company’s milestone and annual payment obligations to Bayer.

The Company launched Soltamox in the U.S. in late 2012 and subsequently launched its second product, Gelclair in the second quarter of 2013. In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. The Company completed financings in February 2014 and June 2014, raising approximately $5.5 million and $11.3 million, respectfully in net proceeds through the issuance of preferred stock and warrants.  See Note 4.  Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the end of 2015.

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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

The consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., and Oncogenerix, Inc. (which are each wholly owned by the Company), and DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and is owned 75% by the Company through its subsidiary Dara Pharmaceuticals, Inc.). The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of September 30, 2014 and December 31, 2013, the Company had bank balances of $13,829,878 and $3,313,230, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, OncoMed, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation collectively represented 86% and 90% of our gross trade accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

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

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, Prescription Drug User Fee Act, (“PDUFA”), fees, regulatory costs and other consulting and professional services.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of September 30, 2014 and December 31, 2013, the Company had an aggregate of $2.8 million and $3.2 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 3.8 to 8 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. There was no impairment to goodwill recognized during the three and nine months ended September 30, 2014.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount exceeds the expected future undiscounted cash flows, the Company will then perform an analysis comparing the carrying amount to the fair value. If the carrying amount exceeds the fair value, an impairment charge will be booked that equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.

Due to delays in execution of the original marketing plan, management determined that events and circumstances indicated that the Soltamox product rights intangible might be impaired as of September 30, 2014.   Management determined that the sum of the future net undiscounted cash flows expected to be generated from use of the product rights, over the remaining useful life of the asset (the same period over which the intangible is being amortized, or 3.8 years) was less than the carrying amount of the asset as of September 30, 2014.  However, utilizing a probability weighted present value analysis, management determined that the fair value of the Soltamox product rights exceeded the carrying amount of the asset as of September 30, 2014.  Accordingly, no impairment to the Soltamox product rights was recognized for the three and nine months ended September 30, 2014.

Significant management judgment is required in the forecasting of future operating results that are used in the Company’s impairment evaluations. The estimates that managment has used are consistent with the plans and estimates that are used to manage the business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to determine the fair value of these assets, the Company could incur future impairment charges.

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

Revenue from Gelclair sales is generally recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, pharmacies and other end-user customers as the Company believes it has achieved normalized inventory levels for Gelclair.  In September 2014, the Company increased its wholesale acquisition cost (WAC) on Gelclair and offered its customers, including the wholesalers, the ability to purchase the product at the prior price through the end of the month.  As a result of purchases made by the wholesalers during the month, the Company has deferred recognition on a portion of those purchases to only recognize sales which the Company believes represent normal purchasing activity.

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

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income unrealized gains and losses on available-for-sale investments. The Company displays comprehensive income and its components as part of the consolidated statements of operations and comprehensive loss and in its consolidated statements of shareholders’ equity.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At September 30, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents. However, there were no in-the-money common stock equivalents for the three and nine month periods ended September 30, 2014 or 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss attributable to controlling interest	$(2,110,468)	$(2,534,129)	$(7,351,610)	$(7,610,918)

Basic and diluted net loss per common share attributable to controlling interest:

Weighted-average shares used in computing basic and diluted net loss per common share	19,461,538	5,007,254	12,512,866	4,868,594

Basic and diluted net loss per common share attributable to controlling interest	$(0.11)	$(0.51)	$(0.59)	$(1.56)

3. Investments

MRI Interventions, Inc.

The Company’s marketable securities classified as available-for-sale consist of equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI Interventions became a publicly traded company on May 18, 2012.  The Company carried the investment at cost totaling $160,387 at May 18, 2012.

During the nine months ended September 30, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.

4.  Stockholders’ Equity

On May 30, 2014, the Company entered into a Securities Purchase Agreement (the “May 2014 Purchase Agreement”) with certain investors providing for the purchase of a total of $12,499,920 of units consisting of (1) an aggregate of 12,499.92 shares of Series C-1 Preferred Stock (convertible into a total of 11,261,189 shares of Common Stock); (2) Five-Year Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share; and (3) Thirteen-Month Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share.  The closing of the sale of the Series C-1 convertible preferred shares and warrants under the May 2014 Purchase Agreement took place in two closings on June 4, 2014 and June 5, 2014 for net proceeds of approximately $11.3 million, after deducting placement agent fees and other expenses totaling approximately $1,207,000.  As of November 4, 2014, 12,383 shares of Series C-1 preferred stock have been converted into an aggregate 11,155,765 shares of common stock.

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock activity as of December 31, 2013 and September 30, 2014 and for the periods ended September 30, 2014 and 2013.

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

The Series B-3 convertible preferred stock was issued pursuant to an effective shelf registration statement.  The Series B-4 convertible preferred stock and the warrants were issued without registration. Accordingly, the investor may not sell the Series B-4 convertible preferred stock (or the common stock issuable upon conversions of those shares) or exercise those warrants and sell the underlying shares apart from an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.  The Company filed a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of or in connection with the Series B-4 convertible preferred stock and upon exercise of the warrants, which registration was declared effective on April 10, 2013.

During the nine month period ended September 30, 2014, investors in the Series A preferred stock converted 110 Series A shares into 8,800 shares of common stock, investors in the Series B-4 preferred stock converted 100 Series B-4 shares into 40,816 shares of common stock, and investors in the Series C-1 preferred stock converted 12,382.92 Series C-1 shares into 11,155,765 shares of common stock.  During the nine month period ended September 30, 2013, investors in the Series B-2 preferred stock exercised 1,213,874 Series B-2 warrants at $0.80 per share for proceeds of $971,099 and 250,000 Series B-2 warrants at $1.00 per share for proceeds of $250,000.  In addition, during the same period, investors in the Series A preferred stock converted 250 shares into 20,000 shares of common stock, investors in the Series B-2 preferred stock converted 1,060 Series B-2 shares into 278,947 shares of common stock and investors in the Series B-3 preferred stock converted all 2,550 Series B-3 shares into 671,051 shares of common stock.

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

The fair value of options granted to employees and non-employee directors for the three and nine months ended September 30, 2014 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Expected dividend yield	- %	- %
Expected volatility	115.77%	127.83%
Weighted-average expected life (in years)	6.00	5.86
Risk free interest rate	1.94%	1.81%
Forfeiture rate	10.00%	10.00%

The Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to Emplyees and Non-employee Directors

Research and development	$16,431	$9,506	$69,764	$57,613
Sales and marketing	21,941	15,675	86,232	96,703
General and administrative	120,635	101,101	461,603	430,119
Total stock-based compensation to
employees and non-employee directors	159,007	126,282	617,599	584,435

Warrants to non-employees
Other income, net	-	-	939	18,224
General and administrative	15,000	19,183	30,000	115,101
Total stock-based compensation to
non-employees	15,000	19,183	30,939	133,325

Total stock-based compensation	$174,007	$145,465	$648,538	$717,760

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

The Company recognized $15,000 in share-based compensation related to issuance of 12,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three months ended September 30, 2014.  The Company recognized $30,000 in share-based compensation related to issuance of 24,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the nine months ended September 30, 2014.  The Company recognized $939 in share-based compensation related to the issuance of 1,449 warrants in the second quarter of 2014 at an exercise price of $3.45 issued to non-employees in exchange for services during the nine months ended September 30, 2014.  The Company recognized $19,183 and $133,325 share-based compensation related to the issuance of 30,000 warrants in the first quarter of 2013 at an exercise price of $5.10 to non-employees and the issuance of 7,246 warrants in the second quarter of 2013 at an exercise price of $3.45 to non-employees in exchange for services during the nine months ended September 30, 2013.  Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.7 years was $1.4 million at September 30, 2014 and over an estimated weighted-average amortization period of 2.8 years was $1.2 million at September 30, 2013.

A summary of activity under the Company’s stock option plans for the nine months ended September 30, 2014 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2013	554,566	654,357	$5.45
2008 Stock Plan increase	378,755	-	-
Options granted	(358,250)	358,250	2.89
Options forfeited	9,106	(9,106)	(4.74)
Balance at March 31, 2014	584,177	1,003,501	$4.55
Options granted	(173,848)	173,848	1.18
Options forfeited	4,600	(4,600)	4.40
Balance at June 30, 2014	414,929	1,172,749	$4.05
Options granted	(5,000)	5,000	1.41
Options forfeited	2,800	(2,800)	4.40
Balance at September 30, 2014	412,729	1,174,949	$4.04

6.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. In November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”). Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit.  As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  A scheduling conference has been set for December 2, 2014.  The Company believes the plaintiff’s claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn Healthcare SA (“Helsinn”).  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s license agreement with Helsinn, Helsinn is required to indemnify the Company in connection with this lawsuit.   As a result, Helsinn has assumed the Company’s defense.  The Company believes the plaintiff’s claims to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

7. Income Taxes
The Company did not record any income tax expense or benefit for the three and nine months ended September 30, 2014.  As of September 30, 2013, the Company has losses from continuing operations and other comprehensive income related to its available for sale securities.  The Company has allocated income tax expense or benefit to continuing operations and other comprehensive income based on the provision of FASB ASC 740. Accordingly, the Company has recognized income tax expense in continuing operations of $28,584 for the nine month period ended September 30, 2013.  The income tax expense is offset by an income tax benefit recognized in other comprehensive income.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of our outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit our ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of our common stock from the NASDAQ Capital Market; our limited operating history which may make it difficult to evaluate our business and future viability; our ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair®, Bionect® or other products given that we only recently hired its initial sales force and our lack of history as a revenue-generating company; our ability to achieve the desired results from the agreements with Mission and Alamo; our ability to develop KRN5500 into a commercially viable product; FDA and other regulatory risks relating to our ability to market Soltamox®, Gelclair®, Bionect® or other products in the United States or elsewhere; our ability to in-license and/or partner products; the current regulatory environment in which we sell our products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; our ability to retain its managerial personnel and to attract additional personnel; potential product liability risks that could exceed our liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of our intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission ("SEC"). Copies of our filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. DARA BioSciences and the DARA logo are trademarks of DARA BioSciences, Inc.

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

On October 25, 2013, we entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo now provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox (tamoxifen citrate), Gelclair and Bionect, also promotes three Mission products: Ferralet® 90, Binosto® (alendronate sodium) and Aquoral®.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the Mission products complement our portfolio in presenting comprehensive offerings to the oncologist.   The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  With the expansion of the sales force to 20 sales representatives, we expect our commercial costs, net of the Mission support payments to Alamo, to be significantly higher on an annualized basis than prior to our engagement of Alamo.

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics.  On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and those products that demonstrate the potential to address unmet medical needs.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. We are evaluating partnership opportunities to support further development of KRN5500, and are determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

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

In order to successfully achieve these goals, having sufficient liquidity is very important since we have generated minimal revenues from operations to date.   We have liquidated or distributed to our stockholders all of our investments made previously in other companies.  Our primary sources of working capital have been proceeds from the sale of our securities and proceeds from the prior sales of securities held in subsidiary companies and marketable securities.

We expect to continue to incur operating losses in the near-term.  Our results may vary depending on many factors, including our ability to build a successful sales and marketing organization, our ability to properly anticipate customer needs, the success of our product marketing efforts and the progress of licensing activities of KRN5500 with pharmaceutical partners.  We continue to pursue other in-licensing opportunities for approved products.

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

We currently have an exclusive license to a FDA approved product, Soltamox; an exclusive license to distribute, promote and market a FDA cleared product, Gelclair; a marketing agreement to promote Bionect within the oncology and radiation oncology marketplace; and a marketing agreement to copromote three Mission products:  Ferralet 90, Binosto, and Aquoral.  We are working to expand our portfolio to include additional products through licenses and other collaborative arrangements.

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

     Soltamox

Soltamox® (tamoxifen citrate) oral solution, our first proprietary FDA approved product, is a drug primarily used to treat breast cancer.  Soltamox is the only liquid formulation of tamoxifen available for sale in the United States.  As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a U.K. based manufacturer and a subsidiary of Perrigo Company plc, for rights to market Soltamox in the United States.  Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont Pharmaceuticals, Ltd.  Soltamox is protected by a U.S. issued patent which expires in June, 2018.  Under our license agreement with Rosemont, we are obligated to meet minimum sales thresholds during the License Agreement’s seven-year term.  We launched Soltamox in the U.S. in the fourth quarter of 2012.

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

Mission Pharmacal Products

On October 25, 2013, we entered into an agreement with Alamo Pharma Services, a subsidiary of Mission Pharmacal, for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission, the Alamo sales team, in addition to promoting our Soltamox, Gelclair and Bionect products, also carries three Mission Pharmacal products: Ferralet 90 (for anemia), Binosto (alendronate sodium effervescent tablet indicated for the treatment of osteoporosis), and Aquoral (for cancer related dry mouth). Mission’s products are concurrently being promoted by Mission Pharmacal in other non-oncology related therapeutic markets and all are under patent protection throughout the term of our agreement. The agreements with Alamo and Mission expand our presence in oncology supportive care to address ongoing areas of unmet medical need.  As consideration for the Alamo sales team’s promotion of the Mission products, we currently receive a fixed reduction in the fees we pay for the Alamo services.  The net fees paid to Alamo are recorded as part of our Selling, General and Administrative expenses and is not recorded as revenue.  However, our Alamo promotion agreement provides that, if a specified revenue milestone is achieved, rather than receiving such discount, we would share in the revenue generated by the Alamo sales team’s promotion of the Mission products.

Clinical Stage Asset

KRN5500
KRN5500 is a novel, non-narcotic/non-opioid intravenous product for the treatment of painful CCIPN in patients with cancer. The drug has successfully completed a Phase 2a proof of concept study in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have improved and simplified the formulation and manufactured new drug substance for the next clinical trial.  Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are evaluating partnership opportunities to support further development of KRN5500, as well as determing whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

We have been in communication with the FDA with regard to the remainder of the clinical and technical development program for KRN5500 and hope to receive feedback from them before the end of the year. We believe that this feedback will help advance our conversations with potential partners.

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

Revenue from Gelclair sales is generally recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, pharmacies and other end user customers as we believe that we have achieved normalized inventory levels for Gelclair. In September 2014, we increased the WAC pricing on Gelclair and offered our customers, including the wholesalers, the ability to purchase the product at the old price through the end of the month.  As a result of purchases made by the wholesalers during the month, we have deferred recognition on a portion of those purchases to only recognize sales which the Company believes represent normal purchasing activity.

We recognize sales allowances as a reduction of revenues in the same period the related revenue is recognized. Sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with wholesale distributors and the levels of inventory within the distribution channels that may result in future discounts taken. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future, which could have an effect on revenue in the period of adjustment. The following briefly describes the nature of each provision and how such provisions are estimated:

•	Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

•
Although we do not have significant experience with its current products, the returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period.  These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by us to other third party purchasers.  As the we gain greater experience with actual returns related to its specific products the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

•
Generally, credits may be issued to wholesalers for decreases that are made to selling prices for the value of inventory that is owned by the wholesaler at the date of the price reduction.  Price adjustment credits are estimated at the time the price reduction occurs and the amount is calculated based on the level of the wholesaler inventory at the time of the reduction.

•
There are arrangements with certain parties establishing prices for products for which the parties independently select a wholesaler from which to purchase.  Such parties are referred to as indirect customers.  A chargeback represents the difference between the sales invoice price to the wholesaler and the indirect customer's contract price, which is lower.  Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, contract pricing and sales information provided by wholesalers and chains, among other factors. We recognize chargebacks in the same period the related revenue is recognized.

Inventories

Inventories at September 30, 2014 and December 31, 2013 were $242,057 and $104,089, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

We use the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At September 30, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Our policy for recording interest and penalties is to record them as a component of interest income (expense), net.

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

Research and Development Expenses

We expense research and development costs as incurred.  Research and development costs include personnel and personnel related costs, formulation and active pharmaceutical ingredient, “API”, manufacturing costs, process development, research costs, patent costs, pharmacovigilence costs, PDUFA fees, regulatory costs and other consulting and professional services

Valuation of Goodwill and Acquired Intangible Assets

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed an impairment test as of September 30, 2014 and determined the carrying value of goodwill was not impaired.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the expected future cash flows of the long-lived assets using current and long-term financial forecasts.

Due to delays in execution of the original marketing plan, we determined that events and circumstances indicated that the Soltamox products rights intangible might be impaired as of September 30, 2014.  The sum of the expected future net undiscounted cash flows to be generated from use of the product rights, over the remaining useful life of the asset (the same period over which the intangible is being amortized, or 3.8 years), was less than the carrying amount of the asset as of September 30, 2014.  However, utilizing a probability weighted present value analysis, we determined that the fair value of the Soltamox product rights exceeded the carrying amount of the asset as of September 30, 2014.  Accordingly, we have not recognized an impairment to the Soltamox product rights for the three and nine months ended September 30, 2014.

Significant management judgment is required in the forecasting of future operating results that are used in our impairment evaluations. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to determine the fair value of these assets, we could incur future impairment charges. The impairment loss that could be recognized is the amount by which the carrying amount exceeds the fair value.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net revenues and cost of goods sold increased by $458,891 and $1,812 respectively from $138,886 and $124,052 respectively for the three months ended September 30, 2013, to $597,777 and $125,864 respectively for the three months ended September 30, 2014, due to increased sales and related cost of sales associated with the launch of the new Alamo salesforce in the first quarter of 2014.  The cost of sales amount for the three months ended September 30, 2013 included approximately $81,000 of inventory write down costs associated with expiring inventory.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $15,200 from $1,084,731 for the three months ended September 30, 2013 to $1,099,931 for the corresponding 2014 period primarily as a result of the increase in sales force costs related to the sales force expansion with Alamo in the first quarter of 2014, offset by a reduction in marketing program costs.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses decreased $69,865 from $453,024 for the three months ended September 30, 2013 to $383,159 for the corresponding 2014 period, primarily as a result of a decrease in formulation and API manufacturing costs associated with the KRN5500 program.  The reformulation and manufacturing was completed during 2013 and there have been no related costs to date in 2014.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $66,460 from $937,621 for the three months ended September 30, 2013 to $1,004,081 for the corresponding 2014 period, primarily as a result of increased Nasdaq fees related to the issuance of shares during the year.

Depreciation and amortization expense increased $213 from $159,577 for the three months ended September 30, 2013 to $159,790 for the corresponding 2014 period, primarily as a result of higher depreciation expense.

Other (expense) income reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other (expense) income decreased $704 from $16,358 in expense for the three months ended September 30, 2013 to $15,654 in expense for the corresponding 2014 period as a result of a reduction in interest expense.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenues and cost of goods sold increased by $931,671 and $120,071 respectively from $237,002 and $150,313 respectively for the nine months ended September 30, 2013, to $1,168,673 and $270,384 for the nine months ended September 30, 2014, respectively due to increased sales and related cost of sales associated with the launch of the new Alamo sales force in the first quarter of 2014.

Sales and marketing expense increased $1,032,551 from $2,669,882 for the nine months ended September 30, 2013 to $3,702,433 for the corresponding 2014 period primarily as a result of the increase in sales force costs related to the sales force expansion with Alamo in the first quarter of 2014.

Research and development expenses decreased $584,086 from $1,646,425 for the nine months ended September 30, 2013 to $1,062,339 for the corresponding 2014 period, primarily as a result of a decrease in formulation and API manufacturing costs associated with the KRN5500 program.

General and administrative expenses decreased $18,265 from $3,382,633 for the nine months ended September 30, 2013 to $3,364,368 for the corresponding 2014 period, primarily as a result of decreased professional services costs.

Depreciation and amortization expense increased $6,320 from $471,500 for the nine months ended September 30, 2013 to $477,820 for the corresponding 2014 period, primarily as a result of higher amortization expense.

Other (expense) income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased $36,933 from $141,787 for the nine months ended September 30, 2013 to $178,720 for the corresponding 2014 period, primarily as a result of approximately $147,000 in net increased license revenue recognized in other income during the first quarter of 2014 related to the sublicense of DB959 to T3D Therapeutics, Inc., partially offset by the 2013 gain of approximately $72,000 on the sale of the remainder of its marketable securities and the 2013 proceeds from an insurance policy of approximately $37,000.

Liquidity and Capital Resources

Overview

From inception on June 22, 2002 through September 30, 2014, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $70,123,367 in net proceeds, and (2) the sale of marketable securities and securities held in subsidiary companies through which we raised $2,045,216 and $5,152,388, respectively.

At September 30, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $14,002,175. As of September 30, 2014, we had net working capital of $12,629,435.  Our cash resources have been used to acquire licenses, and to fund our working capital needs including financing of inventory purchases and accounts receivable, wholesaler and distribution costs, as well as research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the nine months ended September 30, 2014, cash used in our operating activities was $6,053,774.  Cash used in operating activities was primarily due to the $7,529,951 consolidated net loss, an increase in accounts receivable of $288,683 and an increase in inventory of $137,968, which was partially offset by an increase in accounts payable and accrued liabilities of $544,918, a decrease in prepaid expenses and other assets of $180,743, non-cash stock-based compensation of $648,538 and depreciation and amortization of $477,821.

During the nine months ended September 30, 2014, cash used in investing activities was $2,134 related to the purchase of fixed assets.

During the nine months ended September 30, 2014, cash provided by financing activities was $16,632,540.   We generated $16,777,425 of net cash from the offering of common stock, preferred stock and warrants during the period, which was partially offset by $144,880 of payments on capital leases and other financing agreements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November, 2012, a suit was filed in the United States District Court for the District of Columbia naming us as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as a defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our license agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  A scheduling conference has been set for December 2, 2014.  We believe the plaintiff’s claims to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court for the District of Columbia naming us as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn Healthcare SA (“Helsinn”).  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Helsinn. Helsinn is required to indemnify us in connection with this lawsuit.  As a result, Helsinn has assumed our defense.  We believe the plaintiff’s claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2014.

DARA BIOSCIENCES, INC.

Date: November 5, 2014	By:	/s/ Christopher G. Clement
Christopher G. Clement
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2014	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc., as certified by the Secretary of State of the State of Delaware on June 3, 2014.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008

10. 1	Amended and Restated Employment Agreement, dated July 9, 2014, by and between DARA BioSciences, Inc. and David L. Tousley	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2014

31.1	Certification of Christopher G. Clement. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014

31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2014

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Extension Calculation Linkbase****

101.DEF	XBRL Definition Linkbase****

101.LAB	XBRL Taxonomy Extension Label Linkbase****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase****

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