Form 10-K
period 2014-12-31
DARA BioSciences, Inc.
filed 2015-03-03
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $23,507,101.

The number of shares outstanding of the Registrant’s common stock as of February 26, 2015 was approximately 19,755,595.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected. Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of our outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit our ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of our common stock from the NASDAQ Capital Market; our limited operating history which may make it difficult to evaluate our business and future viability; our ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair® or other products; our ability to achieve the desired results from our agreements with Mission and Alamo; FDA and other regulatory risks relating to our ability to market Soltamox®, Gelclair®, or other products in the United States or elsewhere; our ability to in-license and/or partner products; the current regulatory environment in which we sell our products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; our ability to retain our managerial personnel and to attract additional personnel; potential product liability risks that could exceed our liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of our intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of  various factors, including, among others, the potential risks and uncertainties described in “Part I, Item 1A — Risk Factors” below.

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

PART I

Item 1. Business

Overview

We are a North-Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial FDA-approved proprietary product, Soltamox® (tamoxifen citrate) oral solution.  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair®, a unique FDA-cleared, socium hyaluronate and polyvinylpyrrolidone-containing oral gel indicated for the management and relief of pain due to  oral mucositis.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox (tamoxifen citrate) and Gelclair, also promotes two Mission products: Ferralet® 90, and Aquoral®.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the Mission products complement our portfolio in presenting comprehensive offerings to the oncologist.   The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  Although the expansion of the sales force to 20 sales representatives, has significantly increased our commercial costs, net of the Mission support payments to Alamo, we believe our investment in this sales force will help us increase our revenues and our product portfolio’s market acceptance.

We have a clinical development asset, KRN5500, which is a phase 2 investigational product targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (“CCIPN”).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics.  On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the treatment of multiple myeloma.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and those products that demonstrate the potential to address unmet medical needs.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. We are evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs, and are determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

In early May, 2014, we implemented a new “No Coupon, No Co-pay, No Hassles” retail patient cost-saving program in support of Gelclair and Soltamox.  This program is meant to reduce or eliminate financial outlays by certain patients by offsetting their out-of-pocket co-pay expenses with such reductions being applied automatically to qualified prescriptions at more than 43,000 pharmacies nationwide. No additional paperwork, coupons or electronic input are required by patients, health care providers, or pharmacists to realize the benefit of the “No Coupon, No Co-Pay, No Hassles” program. Gelclair and Soltamox are now available in over 95% of local retail pharmacies nationwide, and the retail patient cost savings program is accepted at the vast majority of national retail pharmacy chains and we believe will assist us in capturing more prescriptions written for Gelclair and Soltamox.

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

In order to successfully achieve these goals, having sufficient liquidity is very important since our revenues from operations to date have been insufficient to support our commercial and development activities.  We have liquidated or distributed to our stockholders all of our investments made previously in other companies.  Our primary sources of working capital have been proceeds from the sale of our securities and proceeds from the prior sales of securities held in subsidiary companies and marketable securities.

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

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology treatment and oncology supportive care pharmaceutical products:

•	Gelclair, an FDA-cleared product indicated for the management and relief of pain due to oral mucositis;
•	Soltamox, an FDA-approved oral liquid solution of tamoxifen citrate; and
•	Two Mission products: Ferralet 90 (for anemia), and Aquoral (for cancer related dry month).

We currently have an exclusive license to a FDA approved product, Soltamox; an exclusive license to distribute, promote and market a FDA cleared product, Gelclair; and a marketing agreement to co-promote two Mission products:  Ferralet 90 and Aquoral.  We are working to expand our portfolio to include additional products through licenses and other collaborative arrangements.

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

As a result of our acquisition of Oncogenerix, we became party to an exclusive license and distribution agreement with Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a U.K. based oral liquids specialty pharmaceutical company and a subsidiary of Perrigo Company plc, for rights to market Soltamox in the United States.  We launched Soltamox in the U.S. in the fourth quarter of 2012.  Previously, Soltamox was marketed only in the U.K. and Ireland by Rosemont.  Soltamox is protected by a U.S. issued patent which expires in June, 2018.  Under our license agreement with Rosemont, we are obligated to meet minimum sales thresholds during the License Agreement’s seven-year term.  These minimum sales thresholds have been previously amended and we are in discussions with Rosemont to further amend the applicable threshold sales of Soltamox through fiscal 2015.

Soltamox is used primarily for the chronic treatment of breast cancer or for cancer prevention in certain susceptible breast cancer subgroups.  The National Cancer Institute (“NCI”) estimated that in 2014, 232,670 women would be diagnosed with breast cancer and 40,000 women would die as a result of the disease.  Tamoxifen therapy is currently indicated by the FDA for breast cancer patients for 5 years .  In October 2014 we filed a citizens petition with the FDA to amend the labels for all tamoxifen products by increasing the recommended duration of adjuvant therapy for women with estrogen receptor-positive breast cancer from 5 to 10 years.  The FDA typically provides an initial response within 6 months of receiving a citizens petition.   The FDA requires a Boxed Warning on all tamoxifen products , including Soltamox, presenting significant risk information on  uterine malignances, stroke and pulmonary embolism.    This warning can be found in the full Soltamox prescribing information at www.soltamox.com. We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of a combination of our own specialized sales organization and independent sales representatives, tele-detailing, appropriate levels of product sampling, innovative marketing programs, partnerships with Specialty Pharmacy Providers, working with Patient Advocacy Groups and Foundations as well as collaborative arrangements with third party sales organizations.  We completed a registry survey called CAPTURE to gather information on compliance, adherence and preference for a liquid therapy among current tamoxifen patients and will use the results in clinical publications to increase healthcare provider awareness of breast cancer patient profiles in this respect

Cancer support therapeutics

We are also focusing on the commercialization of cancer support therapeutics.

Gelclair

On September 7, 2012, we entered into a distribution and license agreement with Helsinn.  We were granted an exclusive license to distribute, promote, market and sell Gelclair for the management and relief of pain due to all approved indications in the United States.  Gelclair, a unique oral gel whose key ingredients are polyvinlypyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid), is an FDA-cleared product indicated for the management of pain and relief of pain arising from oral lesions of various etiologies, including oral mucositis/stomatitis (caused by chemotherapy or radiation therapy) irritation due to oral surgery, traumatic ulcers caused by braces or ill-fitting dentures, disease and diffuse aphthous ulcers. Gelclair is protected by a U.S. issued patent which expires in 2021. Under the license agreement with Helsinn, we are obligated to meet minimum sales thresholds during the ten-year term.  The license agreement also provides that we will receive exclusive rights to distribute, promote, market and sell Gelclair for an additional indication if Helsinn is able to obtain regulatory approval for such indication.  We launched Gelclair in the U.S. in April, 2013.

Bionect

On March 23, 2012, we entered into an Exclusive Marketing Agreement with Innocutis pursuant to which we promote Bionect (hyaluronic acid sodium salt, 0.2%) within the U.S. oncology and radiation oncology marketplace.  Bionect has been approved by the FDA for the management of irritation of the skin as well as first and second degree burns. Innocutis promotes and sells Bionect in the dermatology market.   Bionect is protected by a U.S. issued patent that expires in 2016. We are compensated by Innocutis for each unit sold in the U.S. oncology and radiation oncology market.  We began promoting Bionect in the U.S. oncology and radiation oncology market in the second quarter of 2012. The term of the agreement will continue until April 1, 2015, and the parties have mutually agreed to discontinue the Company’s promotion of Bionect thereafter.

Mission Pharmacal Products

On October 25, 2013, we entered into an agreement with Alamo, a subsidiary of Mission, for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission, the Alamo sales team, in addition to promoting our Soltamox and Gelclair  products, also carries two Mission products: Ferralet 90 (for anemia), and Aquoral (for cancer related dry mouth).  Previously, our Alamo sales team also promoted another Mission product, but in late 2014 we determined to focus our efforts with respect to Mission products on Ferralet 90 and Aquoral, which we believe fit better with our commercial strategy. Mission’s products are concurrently being promoted by Mission in other non-oncology related therapeutic markets and all are under patent protection throughout the term of our agreement. The agreements with Alamo and Mission expand our presence in oncology supportive care to address ongoing areas of unmet medical need.  As consideration for the Alamo sales team’s promotion of the Mission products, we receive a fixed reduction in the fees we pay for the Alamo services as Mission subsidizes a portion of the fees (the “Mission support payments”).  The net fees paid to Alamo are recorded as part of our Selling, General and Administrative expenses and the Mission support payments are not recorded as revenue.  However, our Alamo promotion agreement provides that, if a specified revenue milestone is achieved, rather than receiving such discount, we would share in the revenue generated by the Alamo sales team’s promotion of the Mission products.

KRN 5500 Clinical Stage Asset

KRN5500 is a novel, non-narcotic/non-opioid intravenous product being investigated for the treatment of painful CCIPN that is refractory to conventional analgesics. We have successfully completed a Phase 2a proof of concept study of KRN5500 in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed clinically-significant and statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have made changes in order to improve and simplify the formulation and manufactured new drug substance for the next clinical trial.  Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are evaluating options to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program, as well as determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

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

•
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

Licenses

We hold an exclusive license for the U.S. marketing rights to Soltamox from Rosemont.  We acquired this license on January 17, 2012 in connection with our acquisition of Oncogenerix.  The term of the license is the later of (i) seven years from June 29, 2011; or (ii) the expiry of the last-to-expire Licensed Patent.  We are obligated to pay certain milestones and   quarterly royalties based upon net revenues.  Rosemont is responsible for the manufacturing and supply of Soltamox to us based on mutually agreed upon forecasts and purchase orders from us.

We have an exclusive license with Helsinn of Switzerland, to distribute, promote, market and sell Gelclair for thet management and relief of pain due to all approved indications in the United States. Gelclair is an FDA-cleared product indicated for the management and relief of pain due to oral mucositis. We acquired this license on September 7, 2012 for a term of ten years.  Under the license agreement we are required to make certain up-front payments, milestone payments and royalty payments based upon net revenues.  Helsinn is responsible for the manufacturing and supply of Gelclair to us based on mutually agreed upon forecasts and purchase orders from us.

We have licensed exclusive worldwide rights (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan.  This license was effective July 1, 2004.  We have also entered into an exclusive worldwide license effective May 3, 2004, with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain.

We have licensed exclusive worldwide rights to compounds including DB959from Bayer Healthcare, LLC (“Bayer”) for the treatment of metabolic diseases, including type 2 diabetes. The license has no restrictions on disease indications for therapeutic use.  This license was acquired October 8, 2007.

As part of our strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, we granted T3D Therapeutics, Inc. (“T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which we had developed through Phase 1 clinical trials.  For the license, we received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and a fourth payment of $125,000 in February 2014.  We used the $500,000 to pay off $500,000 in existing liabilities to Bayer.  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the milestone and annual payments payable to Bayer.

Governmental Regulation

The manufacture, advertising, marketing, distribution and sale of medical devices and drugs are subject to regulation principally by the FDA, but also by other federal agencies, and state and local authorities in the United States. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (“FDCA”) and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.  Both the FDCA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.  The FDA requires a Boxed Warning  for products for significant risk of severe or life-threatening adverse events. The FDA requires a Boxed Warning on all tamoxifen products , including Soltamox, related to uterine malignances, stroke and pulmonary embolism.  This warning can be found in the full Soltamox prescribing information at www.soltamox.com.

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

The drug candidates we are developing internally are subject to an extensive regulatory review and approval process by the FDA and by comparable agencies outside the United States.  The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain.  Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or could affect the timing of, future regulatory approvals. Even if regulatory clearance is obtained, a marketed product is subject to continual review and possible later discovery of previously unknown problems. Failure to comply with applicable regulatory requirements on an on-going basis may result in restrictions on a product’s marketing or withdrawal of the product from the market.  Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or criminal prosecution.

Sales and Marketing Activities

On October 25, 2013, we entered into an agreement with Alamo pursuant to which Alamo provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission, Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox and Gelclair, also promotes two Mission products: Ferralet 90, and Aquoral.  Prior to entering into the arrangement with Alamo, we had our own sales organization that consisted of field-based regional business directors.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the products complement our portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational and sales representatives were trained and in their assigned territories on January 2, 2014.  With the expansion of the sales force to 20 sales representatives, our commercial costs, net of Mission support payments to Alamo, have increased on an annualized basis.

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

Our customers consist of drug wholesalers, retail drug stores, hospitals, health care clinics, specialty pharmacies, mass merchandisers and grocery store pharmacies in the United States. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, hospitals, mass merchandisers and grocery store pharmacies. Our top four customers, who represented 99.9% of our recognized gross sales of product in 2014, are: Lindencare, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation.

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

Research and Development Activities

Research and development costs include personnel and personnel related costs, formulation and API manufacturing  costs, process development, research costs, patent costs, pharmacovigilence costs, fees pursuant to the Prescription Drug User Fee Act (PDUFA fees), regulatory costs and other consulting and professional services. For a discussion of the amount spent on research and development activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Employees

We currently have 15 full-time employees and one part-time employee, not including the 20 sales representatives provided to us under contract by Alamo.

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

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We estimate that we have sufficient working capital to continue our operations through the first quarter of 2016.   If we incur unanticipated expenses, our capital resources may be expended more rapidly than we expect. We anticipate that significant additional financing will be required in the future to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

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

Our limited experience selling and marketing pharmaceutical products may make it difficult to evaluate our business to date and our future viability.

We are in the early stage of our commercial operations and have only a limited operating history on which to base an evaluation of our current business and prospects. For example, we are in the early stages of building our sales and marketing strategy and organization and have only recently established a national sales team.  We will also need to dedicate substantial time, effort and capital to develop KRN 5500 into a commercial product, subject to the results of clinical trials, which may not be positive, and FDA approval, which we may not receive.  Our operations and development are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug development technology and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

Our ability to generate revenues or profits from our products will be dependent upon successful operation of the dedicated sales force that is being contractually provided to us by a third party. Any challenges that may arise in connection with the ongoing operations of the dedicated sales force, or any failure of our marketing strategy to achieve the desired results, could have a material adverse effect on our financial condition, operating results and stock price.

In October, 2013, we entered into an agreement with Alamo for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission (Alamo’s parent company), since January 2014 the Alamo sales team has promoted our Soltamox® (tamoxifen citrate) and Gelclair® products, as well as Mission’s Ferralet® 90 (for anemia) and Aquoral® (for cancer related dry mouth). Mission’s products are concurrently being promoted by Mission in other non-oncology related therapeutic markets and all are under patent protection throughout the term of our agreement. The agreements with Alamo and Mission expand DARA's presence in oncology supportive care to address ongoing areas of unmet medical need.

Our ability to successfully market our product portfolio, and to generate revenues or profits from our products, will depend upon successful operation of the shared sales force that Alamo is providing to us under contract. There can be no assurances that the sales representatives will achieve the desired results or that they will be successful in marketing our products. Pursuant to the contractual arrangements governing the sales force, we will be responsible for significant financial obligations whether or not the sales force achieves the desired results, including fixed monthly fees subject to an annual escalator, reimbursement for certain expenses, implementation fees, and recruiting fees in connection with new hires for the sales force. If the sales force does not effectively market our products as desired, our financial condition, results of operations and stock price could be materially adversely affected.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we will not generate material product revenues and we will not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the prevalence and severity of any side effects;

●	the efficacy and potential advantages of alternative treatments;

●	the prices of our product candidates;

●	the willingness of physicians to prescribe our products; and

●	sufficient coverage or reimbursement by the Centers for Medicare and Medicaid Services (“CMS”) and third party payers.

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

Commercialization of a new or newly launched product, including Soltamox and Gelclair, or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:

●	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

●	proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and

●	third parties, who may have larger sales and marketing capacities, may offer equivalent or superior products.

Our ability to commercialize our products will depend on, among other things, our ability to:

●	complete any necessary clinical trials and studies with respect to any partnered clinical assets;

●	obtain and maintain necessary intellectual property rights to our products;

●	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

●	enter into arrangements with manufacturers to provide manufacturing resources; and

●	establish marketing and sales channels.

If we do not successfully execute some or all of these initiatives, our commercialization efforts may not succeed and our business will be materially harmed.

We cannot guarantee that we will be able to effectively market our existing products and product candidates.

A significant part of our success depends on the various marketing strategies we plan to implement. Our business model was historically focused solely on product development, and until our launch of Soltamox in late 2012, we had never attempted to commercialize any product. We are in the early stages of building our sales and marketing strategy and organization, and only established a national sales team in January 2014 through our contractual relationships with Mission and Alamo. There can be no assurance as to the success of any such marketing strategy or that we will be able to build a successful sales and marketing organization. If we cannot effectively market those products we seek to commercialize directly, such products’ prospects will be harmed.

We are substantially depndent on a relatively small group of products.

Sales of a limited number of our products collectively represent a significant portion of our revenues and we expect this concentration will continue in the foreseeable future. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected.

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

We do not, nor do we intend to, manufacture any products ourselves.  Instead, we rely on third parties to manufacture the products we seek to commercialize. If the third parties we contract with do not provide these services to us in a satisfactory manner, we may not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if we encounter delays or difficulties with our manufacturing partners in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our third party manufacturers are unable to obtain or deliver sufficient quantities of finished products on a timely basis or we develop any significant disagreements with such parties, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain third parties for the supply of finished products on commercially acceptable terms, we may not be able to sell our products as planned.

We work with our third party manufacturing parties to maintain the supply of our products and have engaged them in discussions to develop backup supply plans.  However, the manufacture of pharmaceutical products is highly exacting and complex and our manufacturing partners may experience problems during the manufacture of finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative sources of finished products, this could, among other things, lead to increased costs, lost sales and damage to customer relations. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Problems with respect to the manufacture, storage or distribution of our products could materially disrupt our business and reduce our revenues and prevent or delay us from achieving profitability.

Any loss of our license rights to use certain critical intellectual property from Rosemont, Helsinn or other licensors for any reason would have a material adverse effect on our business.

Soltamox is an FDA-approved liquid formulation of tamoxifen, which is primarily used to treat breast cancer.  We exclusively license and distribute Soltamox in the United States. If we breach or fail to perform the material conditions of, including the minimum sales requirement, or fail to extend the term of the agreements under which we license critical intellectual property from Rosemont or other licensors, we may lose all or some of our rights to such intellectual property, and such loss would have a material adverse effect on our business.

Gelclair is an FDA-cleared product indicated for the management and relief of pain due to  oral mucositis. We are party to an exclusive license and distribution agreement with Helsinn, a Switzerland based company, for rights to market Gelclair in the United States. If we breach or fail to perform the material conditions of the agreement, including the launch and minimum sales requirements, we may lose all or some of our rights to such intellectual property, and such loss could have a material adverse effect on our business.

Our clinical development asset, KRN5500, is in an early stage of development, and we may not be able to successfully partner it.

The drug development process is highly uncertain and requires a substantial investment of capital. KRN5500 is in the early stages of development and has not been approved for commercial sale.  We do not presently have the capital resources to fully develop KRN 550 into a commercial product.  We are attempting to partner the drug with an established oncology development company to undertake and support the cost of a Phase 2b program to test for safety and efficacy. Before a drug product is approved by the FDA for commercial marketing, it must be tested for safety and effectiveness in clinical trials that are expensive to conduct and can take many years to complete. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. Pharmaceutical companies may experience significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical and clinical trials. At any time, new safety information may lead the FDA to place a clinical trial on clinical hold, or permanently stop the trial. We or our collaborators may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidate from being successfully commercialized, including:

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

Our success depends largely on our ability to attract and retain managerial personnel, and to have a fully staffed sales force pursuant to our contractual arrangements with Alamo.  We operate with a small staff and a 20-person contracted sales force.  Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. The loss of one or more members of our managerial or commercial staff, or any administrative difficulties associated with the implementation of our sales force through Alamo or difficulties in keeping the sales force fully staffed, could have a material adverse effect on our future operations and on the successful development of products for our target markets. The failure to maintain management, particularly our Chief Executive Officer and our Chief Medical Officer, and to attract additional key sales and other personnel could materially adversely affect our business, financial condition and results of operations.

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

In November 2012, a suit was filed in the United States District Court District of Columbia naming our Company as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC, with which entity we have an Exclusive Marketing Agreement granting us rights to promote Bionect in the U.S. oncology and radiation oncology marketplace. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Exclusive Marketing Agreement, Innocutis is required to indemnify us in connection with this lawsuit, an obligation which survives the expiration or termination of the Exclusive Marketing Agreement. As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  A scheduling conference which was previously scheduled to be held in December has been moved to March 3, 2015.  No assurance can be given regarding the outcome of this litigation or its effect on our financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court for the District of Columbia naming us as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn.  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Helsinn, Helsinn is required to indemnify us in connection with this lawsuit.  As a result, Helsinn has assumed our defense.  No assurance can be given regarding the outcome of this litigation or its effect on our financial position or results of operations.

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

The clinical testing, manufacture and sale of pharmaceutical products and medical devices, including ones we currently or may in the future sell independently or through partnerships with licensees or collaborators, are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we or our development partners will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Our products that are approved for market are still subject to continuing regulation.  Any proposed products that may in the future be approved for market will also be subject to continued regulation.  We and our collaborative partners, including our manufacturers, will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S., including labeling regulations, the FDA’s Good Manufacturing Practice requirements, Good Clinical Practices and Good Laboratory Practices, review and response to adverse drug experience reports and regulation governing marketing and promotion of approved drug products. Our failure to comply with applicable regulatory requirements could result in enforcement action or sanctions by the FDA, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our articles of incorporation authorize the issuance of up to (i) 75,000,000 shares of common stock with a par value of $0.01 per share, of which 19,755,595 were issued and outstanding at December 31, 2014, and (ii) 1,000,000 shares of preferred stock, par value $0.01 per share, of which 468 shares of Series A preferred stock, 50 shares of Series B-2 preferred stock and 117 shares of Series C-1 preferred stock were issued and outstanding at December 31, 2014. Our Board of Directors may choose to issue some or all of the remaining authorized shares to acquire one or more products and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

As of December 31, 2014, we had 19,755,595 shares of common stock outstanding. As of December 31, 2014, there were 37,440 shares of common stock issuable upon the conversion of outstanding shares of Series A preferred stock, 20,408 shares of common stock issuable upon the conversion of outstanding shares of Series B-2 preferred stock, 105,405 shares of common stock issuable upon the conversion of outstanding shares of Series C-1 preferred stock, 17,505,025 shares of common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $2.52 per share, 1,142,101 shares of common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $3.96 per share, 445,577 shares of common stock reserved for future grants and awards under our equity incentive plans and 178,330 shares of common stock reserved for issuance to former Oncogenerix, Inc. stockholders, based upon our achievement of certain revenue or market capitalization milestones during the five year period ending January 2017. The conversion price of the Series B-2 preferred stock is subject to full-ratchet antidilution protection if we sell any common stock at a price lower than the then-conversion price of the Series B-2 (currently, $2.45 per share).  Similarly, the conversion price of the Series C-1 preferred stock is subject to full-ratchet anti-dilution protection if we sell any common stock at a price lower than the then-conversion price of the Series C-1 (currently, $1.11 per share).

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

As previously disclosed, on November 17, 2014, we received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid requirement. In accordance with Marketplace Rule 5550(a)(2), we have 180 calendar days, or until May 18, 2015, to regain compliance with the minimum $1.00 price per share requirement. To regain compliance, any time before May 18, 2015, the bid price of our common stock must close at or above $1.00 per share for a minimum of 10 consecutive business days.  On May 18, 2015, if we meet The NASDAQ Capital Market initial listing criteria set forth in NASDAQ Listing Rule 5505, except for the minimum bid price requirement, we may be provided with an additional 180 calendar day compliance period to demonstrate compliance.  If we are not eligible for an additional compliance period at that time, NASDAQ will provide us with written notification that our common stock will be delisted.  Upon such notice, we may appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel pursuant to the procedures set forth in the applicable NASDAQ Marketplace Rules. There can be no assurance that, if we appeal any such determination of the NASDAQ Staff, such appeal would be successful.

There can be no assurances that we will regain compliance with NASDAQ’s minimum bid requirement or, even if we do regain compliance, that we will be able to maintain our NASDAQ listing. If our common stock were delisted from NASDAQ, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

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

Item 3. Legal Proceedings.

In November, 2012, a suit was filed in the United States District Court for the District of Columbia naming DARA as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our license agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit, an obligation which survives the expiration or termination of the Exclusive Marketing Agreement.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  A scheduling conference which was previously scheduled to be held in December has been moved to March 3, 2015. No assurance can be given regarding the outcome of this litigation.  However, we believe the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court for the District of Columbia naming us as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn Healthcare SA (“Helsinn”).  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Helsinn. Helsinn is required to indemnify us in connection with this lawsuit.  As a result, Helsinn has assumed our defense.  On October 10, 2014 defendants filed an Answer and Counterclaims and asserted various affirmative defenses and the plaintiff filed answers thereto on October 29, 2014.  An initial Scheduling Conference has been set for March 11, 2015.  No assurance can be given regarding the outcome of this litigation.  However, we believe that the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on The NASDAQ Capital Market.

	High ($)	Low ($)
2014
First Quarter	4.40	2.50
Second Quarter	3.01	1.02
Third Quarter	1.64	1.02
Fourth Quarter	1.09	0.74

2013
First Quarter	6.00	3.80
Second Quarter	5.20	2.60
Third Quarter	3.60	2.35
Fourth Quarter	3.75	2.25

Stockholders

Our transfer Agent is American Stock Transfer and Trust Company. On February 26, 2015, the last reported sale price of our common stock on The NASDAQ Capital Market was $0.95 per share.  On February 26, 2015, there were approximately 133 holders of record of our common stock.

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

Overview

We are a North-Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and supportive care pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial FDA-approved proprietary product license, Soltamox® (tamoxifen citrate) oral solution.  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the management and relief of pain due to oral mucositis.

On October 25, 2013, we entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products. In addition, we signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting our products Soltamox (tamoxifen citrate) and Gelclair, also promotes two Mission products: Ferralet® 90, and Aquoral®.  The agreements with Alamo and Mission expand our presence in oncology supportive care and the Mission products complement our portfolio in presenting comprehensive offerings to the oncologist.   The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  Although the expansion of the sales force to 20 sales representatives, has significantly increased our commercial costs, net of the Mission support payments to Alamo, we believe our investment in this sales force will help us increase our revenues and our product portfolio’s market acceptance.

We have a clinical development asset, KRN5500, which is a phase 2 product candidate targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA and, in 2014 received orphan drug designation from the FDA for the treatment of painful CCIPN that is refractory to conventional analgesics, as well as for the treatment of multiple myeloma.

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

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology treatment and oncology supportive care pharmaceutical products:

•	Gelclair, an FDA-cleared product indicated for the management and relief of pain due to oral mucositis;

•	Soltamox, an FDA-approved oral liquid solution of tamoxifen citrate; and
•	Two Mission products: Ferralet 90 (for anemia), and Aquoral (for cancer related dry month).

We currently have an exclusive license to a FDA approved product, Soltamox; an exclusive license to distribute, promote and market a FDA cleared product, Gelclair; and a marketing agreement to co-promote two Mission products:  Ferralet 90 and Aquoral.  We are working to expand our portfolio to include additional products through licenses and other collaborative arrangements.

KRN5500 Clinical Stage Asset

KRN5500 is a novel, non-narcotic/non-opioid intravenous product being investigated for the treatment of painful CCIPN that is refractory to conventional analgesics. We have successfully completed a Phase 2a proof of concept study of KRN5500 in patients with advanced cancer and analgesia-resistant neuropathic pain where it showed clinically-significant and statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have made changes in order to improve and simplify the formulation and manufactured new drug substance for the next clinical trial.  Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are evaluating options to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program, as well as determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the treatment of multiple myeloma.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.

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
•
Although we do not have significant experience with its current products, the returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period.  These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by us to other third party purchasers.  As we gain greater experience with actual returns related to our specific products the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

Inventories

Inventories at December 31, 2014 and December 31, 2013 were $265,280 and $104,089, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

We use the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At December 31, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Our policy for recording interest and penalties is to record them as a component of interest income (expense), net.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. We believe it is highly likely these changes have occurred, and a significant portion of the net operating loss and R&D credit carryforwards could be impaired.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the expected future cash flows of the long-lived assets using current and long-term financial forecasts.

Due to delays in execution of the original marketing plan, we determined that events and circumstances indicated that the Soltamox products rights intangible might be impaired as of September 30, 2014.  The sum of the expected future net undiscounted cash flows to be generated from use of the product rights, over the remaining useful life of the asset (the same period over which the intangible is being amortized, or 3.8 years), was less than the carrying amount of the asset as of September 30, 2014.  However, utilizing a probability weighted present value analysis, we determined that the fair value of the Soltamox product rights exceeded the carrying amount of the asset as of September 30, 2014.  Actual results for the fourth quarter 2014 were consistent with the estimates used for the September 30, 2014 analysis.  Accordingly, we have not recognized an impairment to the Soltamox product rights for the year ended December 31, 2014.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718, Compensation-Stock Compensation”).  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for our common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Please refer to Note 9 - Share Based Compensation, included in the consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Net revenues and cost of product sales increased by $1,467,185 and $224,092 from $419,322 and $218,928 for the year ended December 31, 2013 to $1,886,507 and $443,020 for the year ended December 31, 2014, respectively due increases sales and related costs of sales associated with the launch of the new Alamo sales force in the first quarter of 2014.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs.  Sales and marketing expense increased by $1,385,660 from $3,839,672 for the year ended December 31, 2013 to $5,225,332 for the year ended December 31, 2014 as a result of the increase in sales force costs related to the sales force expansion with Alamo in the first quarter of 2014, offset by a reduction in marketing program costs.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses decreased by $1,477,414 from $1,953,407 for the year ended December 31, 2013 to $475,993 for the year ended December 31, 2014, primarily due to a reduction in PDUFA fees resulting from a waiver granted by the FDA in 2014.  The reduction in the PDUFA fees included a refund check of approximately $619,000 which was received in January 2015.  The decrease in research and development costs was also a result of a decrease in formulation and API manufacturing costs associated with the KRN5500 program.  The reformulation and manufacturing was completed during 2013 and there have been no related costs to date in 2014.

General and administrative expenses consist primarily of salaries and benefits, professional fees related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased by $238,718 from $4,266,006 for the year ended December 31, 2013 to $4,504,724 for the year ended December 31, 2014, primarily as a result of increased personnel costs.

Depreciation and amortization expense increased by $6,932 from $630,652 for the year ended December 31, 2013 to $637,584 for the year ended December 31, 2014, primarily as a result of higher amortization expense.

Other income, net, reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased by $12,565 from $150,103 for the year ended December 31, 2013 to $162,668 for the year ended December 31, 2014, primarily as a result of approximately $147,000 in net increased license revenue recognized in other income during the first quarter of 2014 related to the sublicense of DB959 to T3D Therapeutics, Inc., partially offset by the 2013 gain of approximately $72,000 on the sale of the remainder of its marketable securities and the 2013 proceeds from an insurance policy of approximately $37,000.  Consolidated net loss decreased by $1,130,346 from $10,367,824 for the year ended December 31, 2013 to $9,237,478 for the year ended December 31, 2014, primarily due to the factors discussed above.

Liquidity and Capital Resources

Overview

From inception through December 31, 2014, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $70,122,146 in net proceeds and (2) the sale of marketable securities and securities held in subsidiary companies, through which we raised $2,045,216 and $5,152,388, respectively.

Working Capital

	December 31,	December 31,
	2014	2013
Current assets	$13,773,766	$3,888,637
Current liabilities	3,745,278	1,675,061
Working capital	$10,028,488	$2,213,576

At December 31, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $12,026,612. As of December 31, 2014, we had working capital of $10,028,488.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.  From December 31, 2013 to December 31, 2014, our working capital increased by $7,814,912 due to cash provided by financing activities of approximately $16.6 million, partially offset by cash used in operating activities of approximately $8.0 million.

We have incurred significant net losses and have had negative cash flows from operations during each period from inception through December 31, 2014 and have an accumulated deficit of $65,993,722 at December 31, 2014. Management expects operating losses and negative cash flows to continue through 2015 and the foreseeable future.

Cash Flows

	2014	2013
Cash used in operating activities	$(7,986,814)	$(9,129,307)

Cash (used in) provided by investing activities	(2,135)	81,787

Cash provided by financing activities	16,590,018	5,976,606

Net increase (decrease) increase in cash and cash equivalents	$8,601,069	$(3,070,914)

Our cash used in operating activities for the year ended December 31, 2014 compared to our cash used in operating activities for the year ended December 31, 2013 decreased by $1,142,493 primarily due to the decrease in consolidated net loss of $1,130,346, which was driven primarily by the increase in sales, as explained above.

Our net cash used in investing activities during the year ended December 31, 2014 was $2,135 which consisted of purchases of furniture and fixtures.  Our cash provided by investing activities during the year ended December 31, 2013 compared to our cash used in investing activities for the year ended December 31, 2014 decreased by $83,922 primarily due to a $94,005 decrease in proceeds from marketable securities.

Our net cash provided by financing activities for the year ended December 31, 2014 compared to our net cash provided by financing activities for the year ended December 31, 2013 increased by $10,613,412 primarily due to the $11,834,985 increase in net proceeds from issuances of preferred and common stock, partially offset by a $1,221,099 reduction in the amount received from the exercise of warrants.

Financial Condition

We funded our 2014 operations primarily from net proceeds from equity securities issued totaling approximately $16,800,000 in 2014 and from cash receipts from net sales.  We ended 2014 with cash and cash equivalents totaling approximately $12,027,000.   We believe that, based upon our current operating plan, that such currently available funds, together with projected product sales in 2015, will enable us to fund our planned operations and to meet its obligations through the first quarter of 2016.  We will need additional funds to meet our obligations and fund operations beyond that time.

As discussed above, we believe we have sufficient working capital to continue our operations through the first quarter of 2016.  We expect to require additional investment capital to pursue our long-term business plan. Our working capital requirements will depend upon numerous factors including the costs we may incur building a portfolio of pharmaceutical products and a sales force to commercialize such products, and our ability to sell or license these technologies to third parties.  In any event, we may require substantial funds in addition to those presently available to meet our business objectives.  To ensure the continued level of development and funding of our operations, we expect to continue to explore various possible financing options that may be available to us, which may include a sale of our securities, the sale of certain of our investments or out-licensing of one or more of our drug programs.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we need to raise funds and are unable to secure them, we may not be able to:

•	continue marketing and sales efforts with respect to Soltamox or begin such efforts for other products;

•	successfully build a portfolio of additional products for commercialization;

•	successfully out-license, otherwise monetize or commercialize any of our programs; or

•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014.

Recent Accounting Pronouncements

There have been recent accounting pronouncements that have significance, or potential significance, to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt.  This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect this ASU will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

DARA BioSciences, Inc.
INDEX TO FINANCIAL STATEMENTS

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
DARA BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of DARA BioSciences, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HORNE LLP

Ridgeland, Mississippi
March 3, 2015

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$12,026,612	$3,425,543
Accounts receivable, net	1,354,880	174,086
Inventory, net	265,280	104,089
Prepaid expenses and other assets, current portion	126,994	184,919
Total current assets	13,773,766	3,888,637

Furniture, fixtures and equipment, net	35,597	40,614
Restricted cash	12,888	12,882
Intangible assets, net	3,109,034	3,224,711
Goodwill	821,210	821,210
Total assets	$17,752,495	$7,988,054

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$483,244	$619,566
Accrued liabilities	1,169,863	785,016
Accrued compensation	653,109	124,293
License milestone liability	1,231,559	–
Deferred revenue	200,161	142,269
Capital lease obligation, current portion	7,342	3,917
Total current liabilities	3,745,278	1,675,061
Deferred lease obligation	68,869	72,729
License milestone liability, non-current	–	662,215
Capital lease obligation, net of current portion	22,217	16,044
Total liabilities	3,836,364	2,426,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at December 31, 2014 and December 31, 2013.
Series A Preferred stock, 4,800 shares designated,
468 shares issued and outstanding at December 31, 2014,	5	5
578 shares issued and outstanding at December 31, 2013.
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at December 31, 2014 and December 31, 2013.	1	1
Series B3 Preferred stock, 2,550 shares designated,
0 shares issued and outstanding at December 31, 2014, and December 31, 2013.	–	–
Series B4 Preferred stock, 250 shares designated,
0 shares issued and outstanding at December 31, 2014,
100 shares issued and outstanding at December 31, 2013.	–	1
Series C1 Preferred stock, 75,000 shares designated,
117 shares issued and outanding at December 31, 2014,
0 shares issued and outstanding at December 31, 2013,	1	–
Common stock, $0.01 par value, 75,000,000 shares authorized,
19,755,595 shares issued and outstanding at December 31, 2014,
6,194,713 shares issued and outstanding at December 31, 2013.	197,556	61,947
Additional paid-in capital	79,712,290	63,540,086
Accumulated deficit	(65,993,722)	(56,992,595)

Total stockholders’equity before noncontrolling interest	13,916,131	6,609,445
Noncontrolling interest	–	(1,047,440)

Total stockholders' equity	13,916,131	5,562,005

Total liabilities and stockholders’ equity	$17,752,495	$7,988,054

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2014	2013

Net revenues	$1,886,507	$419,322

Operating expenses:
Cost of Sales	443,020	218,928
Sales and marketing	5,225,332	3,839,672
Research and development	475,993	1,953,407
General and administrative	4,504,724	4,266,006
Depreciation and amortization of intangibles	637,584	630,652
Total operating expenses	11,286,653	10,908,665
Loss from operations	(9,400,146)	(10,489,343)

Other income (expense):
Gain on sale of marketable securities and nonmonetary assets	–	71,712
Other income, net	228,375	144,965
Interest (expense), net	(65,707)	(66,574)
Other income	162,668	150,103

Net loss before income taxe expense (benefit)	(9,237,478)	(10,339,240)
Income tax benefit	–	(28,584)
Consolidated net loss	(9,237,478)	(10,367,824)
Loss attributable to noncontrolling interest	236,351	402,810
Loss attributable to controlling interest	$(9,001,127)	$(9,965,014)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.63)	$(1.94)

Shares used in computing basic and diluted net loss per
common share	14,305,431	5,132,256

Comprehensive Loss:
Consolidated net loss	$(9,237,478)	$(10,367,824)
Other Comprehensive income
Unrealized gain on investments available for sale	-	(2,341)
Reclassification adjustments for gains included in net loss	-	(71,712)
Income taxes related to other comprehensive income	-	28,584
Comprehensive Loss	(9,237,478)	(10,413,293)
Comprehensive loss attributable to noncontrolling interest	236,351	402,810
Comprehensive loss attributable to controlling interest	$(9,001,127)	$(10,010,483)

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

														Stockholders’
													Accumulated	Equity
	Series A		Series B-2		Series B-3		Series B-4				Additional		Other	Before		Total
	Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Comprehensive	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Income	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	828	$ 8	1,110	$ 11	–	$ –	–	$ –	3,789,418	$ 37,894	$ 56,581,804	$ (47,027,581)	$ 45,469	$ 9,637,605	$ (644,630)	$ 8,992,975

Share-based compensation	–	–	–	–	–	–	–	–	8,000	80	818,704	–	–	818,784	–	818,784
Issuance of B-3 and B-4 preferred stock, net of issuance costs of $284,272	–	–	–	–	2,550	26	250	3	–	–	1,918,906	–	–	1,918,935	–	1,918,935
Issuance of B-3 and B-4 warrants	–	–	–	–	–	–	–	–	–	–	596,793	–	–	596,793	–	596,793
Retirement of common stock	–	–	–	–	–	–	–	–	(40,000)	(400)	400	–	–	–	–	–
Issuance of common stock, net of issuance costs of $380,000	–	–	–	–	–	–	–	–	1,113,353	11,133	1,459,348	–	–	1,470,481	–	1,470,481
Issuance of warrants with common stock	–	–	–	–	–	–	–	–	-	-	956,231	–	–	956,231	–	956,231
Issuance of common stock from exercise of warrants	–	–	–	–	–	–	–	–	292,774	2,928	1,218,171	–	–	1,221,099	–	1,221,099
Conversion of preferred stock to common stock	(250)	(3)	(1,060)	(10)	(2,550)	(26)	(150)	(2)	1,031,168	10,312	(10,271)	–	–	0	–	0
Net change in unrealized gain on investments available-for-sale, net of taxes	–	–	–	–	–	–	–	–	–	–	–	–	(45,469)	(45,469)	–	(45,469)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(9,965,014)	–	(9,965,014)	(402,810)	(10,367,824)

Balance at December 31, 2013	578	$ 5	50	$ 1	–	$ -	100	$ 1	6,194,713	$ 61,947	$ 63,540,086	$ (56,992,595)	$ -	$ 6,609,445	$ (1,047,440)	$ 5,562,005

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

													Stockholders’
													Equity
	Series A		Series B-2		Series B-4		Series C-1				Additional		Before		Total
	Convertible		Convertible		Convertible		Convertible				Paid-In	Accumulated	Noncontrolling	Noncontrolling	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Interest	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	578	$ 5	50	$ 1	100	$ 1	–	$ –	6,194,713	$ 61,947	$ 63,540,086	$ (56,992,595)	$ 6,609,445	$ (1,047,440)	$ 5,562,005

Share-based compensation	–	–	–	–	–	–	–	–	24,000	240	813,939	–	814,179	–	814,179
Issuance of common stock, net of issuance costs of $506,000	–	–	–	–	–	–	–	–	2,166,501	21,665	3,265,037	–	3,286,702	–	3,286,702
Issuance of warrants with common stock	–	–	–	–	–	–	–	–	–	–	2,197,383	–	2,197,383	–	2,197,383
Issuance of Series C-1 preferred stock, net of issuance costs of $1.2 million	–	–	–	–	–	–	12,500	125	–	–	7,366,739	–	7,366,864	–	7,366,864
Issuance of C-1 warrants	–	–	–	–	–	–	–	–	–	–	3,926,476	–	3,926,476	–	3,926,476
Issuance of common stock and warrants to MGH	–	–	–	–	–	–	–	–	165,000	1,650	372,872	–	374,522	–	374,522
Increase in Dara's controlling interest	–	–	–	–	–	–	–	–	–	–	(1,658,313)	–	(1,658,313)	1,283,791	(374,522)
Conversion of preferred stock to common stock	(110)	–	–	–	(100)	(1)	(12,383)	(124)	11,205,381	112,054	(111,929)	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	(9,001,127)	(9,001,127)	(236,351)	(9,237,478)

Balance at December 31, 2014	468	$ 5	50	$ 1	–	$ -	117	$ 1	19,755,595	$ 197,556	$ 79,712,290	$ (65,993,722)	$ 13,916,131	$ -	$ 13,916,131

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating activities
Consolidated net loss	$(9,237,478)	$(10,367,824)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	637,584	630,652
Deferred income tax expense (benefit)	–	28,584
Accretion of debt discount and other	69,344	65,844
Share-based compensation	814,179	818,784
Gain on sale of investments	–	(71,712)
Deferred lease obligation	(3,860)	31,864
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(1,180,794)	(704)
Inventory	(161,191)	21,186
Prepaid expenses and other assets	240,169	189,359
Accounts payable and accrued liabilities	835,233	(475,340)
Net cash used in operating activities	(7,986,814)	(9,129,307)

Investing activities
Purchases of furniture, fixtures and equipment	(2,135)	(12,218)
Proceeds from sale of investments	–	94,005
Net cash (used in) provided by investing activities	(2,135)	81,787

Financing activities
Repayments of capital lease obligation	(5,157)	(7,172)
Repayments on other financing	(182,244)	(179,754)
Proceeds from exercise of options and warrants	–	1,221,099
Net proceeds from issuance of preferred stock and common stock	16,777,425	4,942,440
Change in restricted cash	(6)	(7)
Net cash provided by financing activities	16,590,018	5,976,606

Net increase (decrease) in cash and cash equivalents	8,601,069	(3,070,914)

Cash and cash equivalents at beginning of period	3,425,543	6,496,457
Cash and cash equivalents at end of period	$12,026,612	$3,425,543

Supplemental disclosure of non-cash financing activity
Shares and warrants issued to third party for services	$30,939	$-
Equipment purchased through financing	14,755	–
License milestone liability	500,000	125,000
Shares and warrants issued for consideration of remaining interest in Dara Therapeutics	374,522	–

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company primarily focused on the commercialization of oncology treatment and oncology supportive care pharmaceutical products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product license, Soltamox® (tamoxifen citrate) oral solution.   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 7, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the management and relief of pain due to oral mucositis in the United States.

On October 25, 2013, the Company entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo provides the Company with a dedicated national sales team of 20 sales representatives to promote its commercial products. In addition, the Company signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force.   The Alamo sales team, in addition to promoting the Company’s products Soltamox (tamoxifen citrate) and Gelclair, is also promoting two Mission products: Ferralet® 90, and Aquoral®.  The agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the Mission products complement the Company’s portfolio in presenting comprehensive offerings to the oncologist.

The sales force became operational and sales representatives were trained and in their assigned territories in early January, 2014.  With the expansion of the sales force to 20 sales representatives, the Company’s commercial costs, net of Mission support payments to Alamo, are significantly higher on an annualized basis.

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN).  KRN5500 has been designated a Fast Track Drug by the FDA.  On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and for those products that demonstrate the potential to address unmet medical needs.  Upon receipt of FDA approval, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  The Company is evaluating options to support further development of KRN5500 and is determining whether further internal development of KRN5500 could be beneficial to the Company’s partnering efforts.

The Company has been in communication with the FDA with regard to the remainder of the clinical and technical development program for KRN5500 and hopes to receive feedback from them in the first quarter of 2015.  The Company believes that this feedback will help advance its conversations with potential partners.

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation.  As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of and for the years ended December 31, 2014 and 2013.  Unless stated otherwise, all share data in this Annual Report on Form 10-K has been adjusted, as appropriate, to reflect the reverse split.

As part of the Company’s strategic plan to focus on the commercialization of oncology treatment and oncology supportive care products, on June 17, 2013, the Company granted T3D Therapeutics, Inc. (‟T3D”) the exclusive worldwide rights to develop and commercialize DB959, an oral, highly selective, dual PPAR (peroxisome proliferator activated receptor) nuclear receptor agonist, which it had developed through Phase 1 clinical trials.  For the license, the Company received a $250,000 up front payment, a second payment of $25,000 in December 2013, a third payment of $100,000 in January 2014 and a fourth payment of $125,000 in February 2014.  The Company used the $500,000 to pay off $500,000 in existing liabilities to Bayer Healthcare LLC (“Bayer”).  The Company is also entitled to receive milestone payments upon achievement of certain development milestones by T3D which could be in excess of the Company’s milestone and annual payment obligations to Bayer.   The Company launched Soltamox in the U.S. in late 2012 and subsequently launched its second product, Gelclair in the second quarter of 2013. In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. The Company completed financings in February 2014 and June 2014, raising approximately $5.5 million and $11.3 million, respectfully in net proceeds through the issuance of common stock, preferred stock and warrants to purchase common stock.  See Note 8.  Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the first quarter of 2016.

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

2.  Significant Accounting Policies

Principles of Consolidation

The 2013 consolidated financial statements include the accounts of DARA BioSciences, Inc. and its majority-owned subsidiaries: DARA Pharmaceuticals, Inc., and Oncogenerix, Inc. (which are each wholly owned by the Company), and DARA Therapeutics, Inc. (which holds the Company’s assets related to its KRN5500 program and as of December 31, 2013 was owned 75% by the Company).

During 2014, the Company merged Dara Pharmaceuticals, Inc. into DARA BioSciences, Inc. and dissolved Oncogenerix, Inc.  The Company also acquired back the remaining 25% minority interest in DARA Therapeutics.  See Note 6.  Accordingly, the 2014 consolidated financial statements include the accounts of DARA BioSciences, Inc. and its wholly-owned subsidiary, DARA Therapeutics, Inc.  The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of December 31, 2014 and 2013, the Company had bank balances of $11,811,816 and $3,313,230, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, Lindencare, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation represented 99.9% of our gross trade accounts receivable as of December 31, 2014 and our top four customers, OncoMed, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation represented 90% of our gross trade accounts receivable as of December 31, 2013.

Accounts Receivable

Accounts receivable at December 31, 2014 includes trade accounts receivable and a receivable from the FDA of approximately $619,000 to be refunded to the Company due to a reduction in PDUFA fees resulting from a waiver granted by the FDA in 2014.

Inventories

Inventories at December 31, 2014 and December 31, 2013 were $265,280 and $104,089, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of December 31, 2014, the Company had an aggregate of $3.1 million in capitalized product rights, which it expects to amortize over remaining periods of approximately 3.5 to 7.7 years. As of December 31, 2013 the Company had an aggregate of $3.2 million in capitalized product rights (See Note 5).

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during 2014 or 2013.

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

Due to delays in execution of the original marketing plan, management determined that events and circumstances indicated that the Soltamox product rights intangible might be impaired as of September 30, 2014.   Management determined that the sum of the future net undiscounted cash flows expected to be generated from use of the product rights, over the remaining useful life of the asset (the same period over which the intangible is being amortized, or 3.5 years) was less than the carrying amount of the asset as of September 30, 2014.  However, utilizing a probability weighted present value analysis, management determined that the fair value of the Soltamox product rights exceeded the carrying amount of the asset as of September 30, , 2014.  Actual results for the fourth quarter 2014 were consistent with the estimates used for September 30, 2014 analysis. Accordingly, no impairment to the Soltamox product rights was recognized for the year ended December 31, 2014.

Significant management judgment is required in the forecasting of future operating results that are used in the Company’s impairment evaluations. The estimates that management has used are consistent with the plans and estimates that are used to manage the business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to determine the fair value of these assets, the Company could incur future impairment charges.

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

The Company allows for product to be returned during specified periods prior to and following product expiration. The Company does not believe it has sufficient experience with the Soltamox product and the related wholesaler distribution channel at this time to reasonably estimate product returns from its wholesalers while the wholesalers are still holding inventory.  Therefore, the Company is deferring the recognition of Soltamox revenue until the wholesalers sell their product to retail and specialty pharmacies or other end-user customers.  It will continue to defer revenue recognition until the point at which it has obtained sufficient sales history to reasonably estimate returns from the wholesalers and inventory levels are reduced to normalized amounts. Shipments of product that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to hospitals or other end-user customers have occurred.   Revenue is recognized from products sales directly to hospitals, clinics, and pharmacies when the merchandise is shipped.  Revenue from Gelclair sales is recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, and pharmacies as the Company believes it has achieved normalized inventory levels for Gelclair.

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

Share-Based Compensation Valuation and Expense

Share-based compensation for stock and stock-based awards issued to employees and non-employee directors, is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation, and, is recorded as a compensation charge based on the fair value of the award on the date of grant. Share based compensation for stock and stock-based awards issued to non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments is accounted for using the fair value method prescribed by FASB ASC 505-50, Equity-Based Payment to Non-Employees, and is recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 9 for further information.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other comprehensive income unrealized gains and losses on available-for-sale investments. The Company displays comprehensive income and its components as part of the consolidated statements of net loss and comprehensive loss and in its consolidated statements of stockholders’ equity.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At December 31, 2014 and December 31, 2013 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the years ended December 31, 2014 and 2013 as their effect is anti-dilutive. For the years ended December 31, 2014 and 2013 there were no in-the-money common stock equivalents.

	Year ended December 31,
	2014	2013
Net loss attributable to controlling interest	$(9,001,127)	$(9,965,014)

Basic and diluted net loss per common share attributable to controlling interest:
Weighted-average shares used in computing basic and diluted net loss per common share	14,305,431	5,132,256

Basic and diluted net loss per common share attributable to controlling interest	$(0.63)	$(1.94)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have significance, or potential significance, to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt.  This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

3.  Investments

MRI Interventions, Inc.

The Company previously held marketable equity securities in MRI Interventions, Inc. (“MRI”), (OTBB: MRIC), formerly SurgiVision, Inc.  MRI became a publicly traded company on May 18, 2012.

During the year ended December 31, 2013, the Company sold its remaining investment in MRI and recognized a gain of $71,712 on the sale of these shares.

4.  Furniture, Fixtures and Equipment, net

Furniture fixtures and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Furniture and fixtures	$87,009	$87,009
Equipment	100,871	101,402
Computer software	15,659	15,659
Leasehold improvements	11,634	11,634
Total	215,173	215,704
Less accumulated depreciation	(179,576)	(175,090)
Furniture, fixtures, and equipment	$35,597	$40,614

The Company did not recognize a gain or loss from disposals of fixed assets in 2014 or 2013.

Depreciation expense, including depreciation related to assets held under capital leases, was $21,907 and $21,794 for the years ended December 31, 2014 and 2013, respectively.

5.  Intangible Assets

The Company holds an exclusive license for the U.S. marketing rights to Soltamox from Rosemont Pharmaceuticals, Ltd., a U.K. based oral liquids specialty pharmaceutical company.  The Company acquired this license on January 17, 2012 in connection with its acquisition of Oncogenerix.

On September 7, 2012, the Company acquired an exclusive license with Helsinn, to distribute, promote, market and sell Gelclair, a unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the management and relief of pain due to all approved indications in the United States and the right to subcontract certain of those licensed rights to subcontractors. Gelclair is an FDA-cleared product indicated for the management and relief of pain due to oral mucositis.  The Company has determined there is a strong likelihood that certain milestones under its license agreements will be reached and that the additional consideration will be paid when due.  This liability was recorded in the Company’s financial statements at the initial discounted value of approximately $703,000. The discounted value of the additional consideration has been recorded by the Company as a non-current asset with a portion recorded as a current liability and the balance recorded as a long-term liability on its December, 2012 balance sheet.  The liability was discounted at the Company's estimated long-term borrowing rate.  During the years ended December 31, 2014 and 2013, the Company recorded an additional current liability of $500,000 and $125,000, respectively related to certain sales milestones due under its license agreement.  The Company is amortizing these prepaid license fees over the estimated useful life of one hundred twenty months on a straight line basis, beginning with September, 2012.

Gross cost and accumulated amortization of intangible assets at December 31, 2014 totaled $4,872,034 and $1,763,000, respectively.  Gross cost and accumulated amortization of intangible assets at December 31, 2013 totaled $4,372,034 and $1,147,323, respectively. Amortization of these intangible assets is expected to be approximately $681,000 each year for the next three years, approximately $428,000 in the fourth year, $174,000 in the fifth year and approximately $465,000 in the aggregate thereafter.

6. Non-controlling Interest

On May 4, 2004, DARA Therapeutics, Inc., a wholly owned subsidiary of the Company that was formerly known as DARA Pharmaceuticals, Inc. (“DARA Therapeutics”) issued a promissory note (the 2004 Note) to The General Hospital Corporation d/b/a Massachusetts General Hospital (“MGH”) in consideration for MGH’s entrance into that certain License Agreement (the “MGH License Agreement”) dated as of May 3, 2004 by and between MGH and DARA Therapeutics.  Pursuant to the MGH License Agreement, DARA Therapeutics licensed certain patents and technological information related to the therapeutic application of KRN5500, a compound that the Company and DARA Therapeutics hoped to develop for the treatment of neuropathic pain. The principal amount of the 2004 Note was $1,000,000 payable through issuance of $1,000,000 in common stock of DARA Therapeutics  (“Dara Therapeutics”) or through cash payments of $500,000 and $1,000,000 at May 3, 2006 and May 3, 2007, respectively. The original 2004 Note had no stated interest rate.

On March 1, 2007, DARA Therapeutics settled the 2004 note through the issuance of 333,334 shares of common stock of DARA Therapeutics representing 25% of the then outstanding stock of DARA Therapeutics. The Company recorded the issuance of DARA Therapeutics shares as a non-controlling interest in the subsidiary in the amount of $1,441,948. Net loss attributable to the third party’s non-controlling interest was $236,351 and $402,810 for the years ended December 31, 2014 and 2013, respectively.

On December 11, 2014, the Company, DARA Therapeutics and MGH entered into an Exchange and Amendment Agreement (the “Exchange and Amendment Agreement”).  Pursuant to the Exchange and Amendment Agreement, (i) MGH exchanged its 25% equity interest in DARA Therapeutics for 165,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 300,000 shares of the Company’s common stock, (ii) the parties effected certain amendments to the MGH License Agreement and (iii) MGH released the Company, DARA Therapeutics and certain related parties from certain claims arising the License Agreement and MGH’s previous equity interest in DARA Therapeutics.

125,000 of the warrants issued to MGH vest upon the completion of the final study report of a clinical trial in which the Company’s KRN5500 compound is demonstrated to meet certain pre-specified endpoints.  The remaining 175,000 warrants issued to MGH  vest upon the U.S. Food and Drug Administration’s approval of the use of KRN5500 for the parenteral treatment of painful, chronic, chemotherapy induced peripheral neuropathy that is refractory to conventional analgesics.

As of December 11, 2014, immediately prior to giving effect to the Exchange and Amendment Agreement, the balance of the non-controlling interest in the subsidiary had been reduced to $1,283,791.  In accordance with applicable accounting guidance, the Company recorded the change in its ownership interest in DARA Therapeutics as an equity transaction with no gain or loss recognized.  Accordingly, the fair value of the consideration given to MGH was recorded as equity, the carrying value of the non-controlling interest was reduced to zero and the offset was a debit to additional paid-in-capital.  See Note 8.

7.  Commitments and Contingencies

Operating leases

On November 30, 2007, the Company entered into a lease agreement for 7,520 square feet of office space at 8601 Six Forks Road, Raleigh, North Carolina, known as Forum I. The lease term began on April 1, 2008, when the Company relocated its corporate headquarters to the premises, and was to expire on March 31, 2014 with the option to terminate earlier for cause or to extend.  Effective April 1, 2012 the Company amended the lease to extend the expiration date through March 31, 2018. DARA is recording expenses related to the lease ratably over the term of the lease and as a result has recorded a liability at December 31, 2014 and 2013 for the deferred lease obligation of $68,869 and $72,729, respectively.

In connection with this lease, the Company issued a letter of credit to the landlord in the amount of $77,080 on December 11, 2007. The letter of credit is renewable annually for the term of the lease with the landlord and is collateralized by cash held in an interest-bearing time deposit at a bank. The security deposit balance, shown as restricted cash on the balance sheet, has been reduced to $12,888 at December 31, 2014 and $12,882 at December 31, 2013. Total rent expense was $156,322 and $155,777 for the years ended December 31, 2014 and 2013, respectively.

DARA also has in place various operating leases related to office equipment.

At December 31, 2014, future minimum commitments under leases with non-cancelable terms of more than one year are as follows:

Year:	Operating Leases
2015	$173,391
2016	177,058
2017	181,476
2018	45,646
Total	$577,571

Capital Leases

During 2014, the Company entered into a capital lease agreement of $14,755 for additional office equipment.  During 2012, the Company entered into a capital lease agreement of $36,751 for additional office equipment. The cost of capital lease assets is included under property and equipment in the balance sheet at December 31, 2014 and 2013, respectively. Accumulated depreciation of the leased equipment was $48,703 and $31,124 at December 31, 2014 and 2013, respectively.

The future minimum lease payments required under capital leases and the present values of the net minimum lease payments as of December 31, 2014 are as follows:

Year:	Capital Leases
2015	$10,904
2016	10,904
2017	9,679
2018	3,554
2019	1,777
Total	36,818
Less amount representing interest and maintenance	(7,259)
Present value of minimum lease payment	$29,559

Legal Proceedings

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. In November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis . Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit, an obligation which survives the expiration or termination of the Exclusive Marketing Agreement.  As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  A scheduling conference which was previously scheduled to be held in December has been moved to March 3, 2015.  The Company believes the plaintiff’s claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn Healthcare SA (“Helsinn”).  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s license agreement with Helsinn, Helsinn is required to indemnify the Company in connection with this lawsuit.   As a result, Helsinn has assumed the Company’s defense.  On October 10, 2014 defendants filed an Answer and Counterclaims and asserted various affirmative defenses and the plaintiff filed answers thereto on October 29, 2014.  An initial Scheduling Conference has been set for March 11, 2015.  The Company believes the plaintiff’s claims to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Alamo

On October 25, 2013, the Company entered into an agreement with Alamo pursuant to which Alamo provides the Company with a dedicated national sales team of 20 sales representatives to promote its commercial products. In addition, the Company signed an agreement, exclusive to the oncology market, with Mission, Alamo’s parent company, to share in the costs and expenses of the sales force.  The Alamo sales team, in addition to promoting the Company’s products Soltamox (tamoxifen citrate) and Gelclair, now also promotes two Mission products: Ferralet 90, and Aquoral.  The agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the products complement the Company’s portfolio in presenting comprehensive offerings to the oncologist.

 The sales force became operational and sales representatives were trained and in their assigned territories by early January 2014.  With the expansion of the sales force to 20 sales representatives, the Company’s commercial costs are significantly higher on an annualized basis.

Under the terms of the Alamo agreement, the Company paid Alamo over a six-month period beginning in December 2013 a one-time implementation fee.  The Company recognized the entire fee in sales and marketing expense in 2013.  In addition, each month the Company is required to pay Alamo a monthly fixed fee during the term of the agreement.

The initial term of the agreement is three years and then the agreement automatically renews in one-year terms unless either party provides the other party with at least sixty days written notice prior to the end of the term.  Furthermore, either party may terminate at any time by providing three months written notice.

The Company recorded $2,133,398 and $331,998, respectively in expenses related to the Alamo agreement during the years ended December 31, 2014 and 2013.

8. Stockholders’ Equity

Common Stock

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock activity as of and for the years ended December 31, 2013 and 2014.

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

On October 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors providing for the issuance and sale by the Company in a registered direct offering of 1,020,000 shares of the Company’s common stock at an offering price of $2.50 per share (the “Share Offering”).  In a concurrent private placement, the Company granted to those institutional investors a warrant to purchase one share of the Company’s common stock for each share purchased in the Share Offering.  The closing of the sale of the shares and warrants under the securities purchase agreement and the concurrent private placement took place on October 24, 2013 for net proceeds of approximately $2,300,000 after deducting placement agent fees and other expenses totaling approximately $248,000.  Each warrant entitles the holder to purchase shares of common stock for an exercise price per share equal to $2.80, becomes exercisable six months after issuance and will be exercisable for five years from the initial exercise date.

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

Preferred Stock

On May 30, 2014, the Company entered into a Securities Purchase Agreement (the “May 2014 Purchase Agreement”) with certain investors providing for the purchase of a total of $12,499,920 of units consisting of (1) an aggregate of 12,499.92 shares of Series C-1 Preferred Stock (convertible into a total of 11,261,189 shares of Common Stock); (2) Five-Year Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share; and (3) Thirteen-Month Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share.  The closing of the sale of the Series C-1 convertible preferred shares and warrants under the May 2014 Purchase Agreement took place in two closings on June 4, 2014 and June 5, 2014 for net proceeds of approximately $11.3 million, after deducting placement agent fees and other expenses totaling approximately $1,207,000.  As of December 31, 2014, 12,383 shares of Series C-1 preferred stock have been converted into an aggregate 11,155,765 shares of common stock.

On December 28, 2012, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale by the Company of $2,800,000 of shares of Series B-3 and Series B-4 convertible preferred stock (initially convertible into a combined total of 736,842 shares of common stock).  In connection with the purchase of shares of Series B-3 and B-4 convertible preferred stock, each investor received warrants to purchase a number of shares of common stock equal to the number of shares of common stock into which such investor’s shares of Series B-3 and B-4 convertible preferred stock are convertible, at an exercise price equal to $5.25. Each warrant is exercisable at any time on or after the six-month anniversary of date of issuance (the “Initial Exercise Date”).  One-half of the warrants are exercisable for two years from the Initial Exercise Date, but not thereafter, and the other half are exercisable for five years from the Initial Exercise Date, but not thereafter.

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

In connection with the Series B-3 and B-4 transaction, on December 28, 2012, the Company entered into an Amendment to Series B-2 Securities Purchase Agreement and Warrants with all of the current holders of warrants issued by the Company pursuant to the securities purchase agreement, dated April 6, 2012.  Pursuant to the amendment, the warrant holders agreed to amend the April Purchase Agreement to permit the Company to conduct further financings below $5.00 and the Company agreed to amend the exercise price of the warrants issued to such warrant holders.  In connection with the amendment, the exercise price of a total of 1,025,000 of $6.25 warrants was reduced to $5.00 and the exercise price of a total of 790,960 of $5.00 warrants was reduced to $4.00. Additionally, pursuant to the certificate of designations for Series B-2 preferred stock, the conversion price of the Company’s then outstanding shares of Series B-2 convertible preferred stock was adjusted from $5.00 to $3.80. The fair value of the warrant modifications was determined to be $238,593 and was recorded as an expense to general and administrative expense as of December 31, 2012.  During the year ended December 31, 2014, investors in the B-4 preferred stock have converted 100 Series B-4 shares into 40,816 shares of common stock.  During the year ended December 31, 2013, investors in the B-3 preferred stock converted all 2,550 shares into 671,048 shares of common stock and investors in the B-4 preferred stock have converted 150 Series B-4 shares into 61,224 shares of common stock.

On April 6, 2012, the Company entered into a securities purchase agreement with certain investors in connection with a registered public offering by the Company of 10,250 shares of the Company's Series B-2 convertible preferred stock (which were initially convertible into a total of 2,050,000 shares of common stock) and warrants to purchase up to 1,025,000 shares of the Company's common stock at an exercise price of $5.00 per share and warrants to purchase up to 1,025,000 shares of the Company's common stock at an exercise price of $6.25  per share, for gross proceeds of $10,250,000. The closing of the sale of these securities took place on April 12, 2012 for net proceeds of $9,183,468.

Shares of Series B-2 preferred stock have a liquidation preference equal to $1,000 per share and, subject to certain ownership limitations, are convertible at any time at the option of the holder into shares of the Company's common stock at an initial conversion price of $5.00 per share (adjusted to $2.45). The Series B-2 warrants represent the right to acquire shares of common stock at an exercise price of $5.00 per share and $6.25 per share and will expire on April 12, 2017.  During the year ended December 31, 2014 there were no Series B-2 Preferred share conversions.  During the year ended December 31, 2013, 1,060 Series B-2 Preferred shares were converted into 278,947 shares of common stock, 242,774 of the $4.00 Series B-2 warrants were exercised for proceeds of $971,099 and 50,000 of the $5.00 Series B-2 warrants were exercised for proceeds of $250,000.

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

During the year ended December 31, 2014, investors in the Series A preferred stock converted 110 Series A shares into 8,800 shares of common stock.  During the year ended December 31, 2013, investors in the Series A preferred stock converted 250 Series A shares into 20,000 shares of common stock.

Warrants

In 2014, the Company recognized share-based compensation in accordance with the provisions of ASC 505, Equity, using a fair-value approach related to issuance of 1,449 warrants in the second quarter of 2014 at an exercise price of $3.45 per share to non-employees (i.e. consultants) in exchange for services in the amount of $939.

In 2013, the Company recognized share-based compensation in accordance with the provisions of ASC 505, Equity, using a fair-value approach related to issuance of 30,000 warrants in the first quarter of 2013 at an exercise price of $5.10 per share to non-employees (i.e. consultants) and the issuance of 7,246 warrants in the second quarter of 2013 at an exercise price of $3.45 to non-employees in exchange for services in the amount of $115,101 and $18,224, respectively.

The Company has a total of 17,505,025 warrants at a weighted-average price of $2.52 to purchase its common stock outstanding as of December 31, 2014, of which 14,505,025 are fully vested and exercisable. These warrants are summarized as follows:

Date	Price	Number of Shares	Life
February 26, 2010	$37.60	22,818	5 year
March 5, 2010	$37.60	665	5 year
October 26, 2010	$13.95	61,266	5 year
December 29, 2010	$12.50	180,000	5 year
December 27, 2011	$6.55	30,000	10 year
December 27, 2011	$6.55	10,000	10 year
January 20, 2012	$6.55	123,861	5 year
February 6, 2012	$7.50	30,000	5 year
April 16, 2012	$4.00	548,185	5 year
April 16, 2012	$5.00	975,000	5 year
December 31, 2012	$5.25	368,422	5 year
December 31, 2012	$5.25	368,422	2 year
February 22, 2013	$5.10	30,000	5 year
June 28, 2013	$3.45	7,246	5 year
October 22, 2013	$2.80	1,020,000	5 year
February 18, 2014	$2.64	2,166,501	5 year
May 19, 2014	$3.45	1,449	5 year
June 4, 2014	$1.67	5,630,595	13 months
June 4, 2014	$1.67	5,630,595	5 year
December 11, 2014	$0.83	175,000	8 year
December 11, 2014	$0.83	125,000	8 year
Total number of warrants outstanding at 12/31/14:		17,505,025

Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at December 31, 2014 as follows:

Outstanding stock options	1,142,101
Possible future issuance under stock option plan	445,577
Oncogenerix contingent consideration	178,329
Possible conversion of preferred shares	163,253
Outstanding warrants	17,505,025
19,434,285

The table above excludes 4,154,748 new stock options authorized effective January 1, 2015 for issuance under the evergreen provision of the 2008 Plan.

9. Share-Based Compensation

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

The 2003 Plan provided for the granting of incentive stock options to employees and non-qualified stock options to employees, directors, and consultants of the Company or its subsidiaries.   In connection with the adoption of the 2008 Plan, the 2003 Plan was frozen. As a result there were no shares of common stock available for future grants under the 2003 Plan at December 31, 2014 and 2013.

Incentive stock options and non-qualified stock options were granted under the Stock Plans through December 31, 2014. The options are exercisable for a period not to exceed ten years and vesting for the options and restricted shares granted to date range from being 100% fully vested at grant to 20% immediately vested and the remainder vesting over a three to five year period.

As of December 31, 2014, a total of 1,664,639 shares were authorized for grants under the Stock Plans, of which 445,577 were available for future grant.  As of December 31, 2014 there were no restricted stock awards outstanding under the 2008 and 2003 Plans.  As of December 31, 2014, a total of 1,141,779 and 322 stock options were outstanding under the 2008 Plan and 2003 Plans, respectively. As of January 1, 2015, the authorized options under the 2008 Plan increased by 4,154,748 pursuant to the evergreen provision contained in the 2008 Plan.

The following table summarizes the Company’s stock plan activity under all of the Company’s stock based compensation plans from January 1, 2013 through December 31, 2014:

	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2012	91,806	266,373	$8.15
Options authorized under the 2008 plan	852,381	-	-
Options granted	(460,502)	460,502	4.75
Options forfeited	70,881	(72,518)	10.75
Balance at December 31, 2013	554,566	654,357	5.45
Options authorized under the 2008 plan	378,755	-	-
Options granted	(564,598)	564,598	2.25
Options forfeited	76,854	(76,854)	4.21
Balance at December 31, 2014	445,577	1,142,101	$3.96

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

The fair value of stock options granted to employees and non-employee directors was estimated using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	2014	2013
Estimated dividend yield	–	–
Expected stock price volatility	126.86%	116.14%
Expected life of option (in years)	5.86	5.85
Risk-free interest rate	1.81%	1.00%

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

The weighted average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 were $1.99 and $3.90, respectively. There were no stock options exercised during the years ended December 31, 2014 and 2013.  The Company did not realize a tax benefit from stock options exercised during the years ended December 31, 2014 and 2013.

The following summarizes certain information about fully vested stock options and stock options expected to vest as of December 31, 2014:

	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding	1,142,101	8.48	$3.96	$-

Exercisable	470,666	7.9	$5.30	$-

The following table summarizes certain information about the Company’s stock options outstanding as of December 31, 2014:

Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in years)
$0.82 - $1.21	181,348	9.44	5,500	9.78
$1.22 - $2.83	59,500	9.35	11,900	9.35
$2.84 - $3.03	299,750	9.17	64,750	9.17
$3.04 - $4.15	83,000	8.32	64,500	8.32
$4.16 - $4.95	46,000	8.17	18,900	8.18
$4.96 - $5.03	127,000	7.35	82,602	7.35
$5.04 - $5.76	222,154	8.15	102,155	8.13
$5.77 - $6.51	12,000	7.24	9,000	7.24
$6.52 - $8.40	99,000	6.99	99,000	6.99
$8.41 - $209.60	12,349	6.02	12,359	6.02
	1,142,101	8.48	470,666	7.90

The Company recognized stock option compensation expense for employees and non-employee directors as well as warrants and restricted stock to non-employees as follows:

	Year Ended December 31,
	2014	2013
Research and development	$51,938	$73,196
Sales and marketing	116,417	104,449
General and administration	614,885	507,814
Total stock-based compensation to employees
and non-employee directors	783,240	685,459

Warrants and restricted stock to non-employees
Other income, net	$939	$18,224
General and administrative	30,000	115,101
Total stock-based compensation to non-employees	30,939	133,325

Total stock-based compensation	$814,179	$818,784

There was no stock option compensation expense for non-employees in exchange for services during the years ended December 31, 2014 and 2013.

As of December 31, 2014, there was $1,128,444 of total unrecognized compensation cost for non-vested share-based stock option compensation arrangements which is expected to be recognized over a weighted average period of 2.48 years.

Restricted Stock Activity

The Company did not issue shares of restricted stock to employees during the years ended December 31, 2014 and 2013.

The Company did not issue shares of restricted stock to members of the board during the years ended December 31, 2014 and 2013.

The Company recognized share-based compensation related to issuance of restricted stock to nonemployees in exchange for services totaling $30,000 and $248,800, respectively for the years ended December 31, 2014 and 2013.

	Outstanding Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2012	32,000	$5.45
Restricted stock granted	8,000	5.00
Restricted stock cancelled	(40,000)	-
Nonvested restricted stock at December 31, 2013	-	-
Restricted stock granted	-	-
Restricted stock cancelled	-	-
Restricted stock vested	-	-
Nonvested restricted stock at December 31, 2014	-	$-

10.  Employee Benefit Plan

The Company has a defined contribution employee benefit plan that covers all qualifying employees. The plan provides for voluntary employee contributions and a discretionary matching employer contribution equal to amounts that do not exceed the maximum amounts allowed by the Internal Revenue Service. There was no discretionary employer match and therefore no expense was recognized in 2014 and 2013.

11. Income Taxes

The expense (benefit) from income taxes for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current	$-	$28,584
Deferred	-	-
Expense (benefit) from income taxes	$-	$28,584

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows at December 31:

Deferred tax assets (liabilities):	2014	2013
Net operating loss carryforwards	$71,674,300	$73,290,980
Tax credits	2,558,000	2,830,008
Investments and other	913,700	1,737,240
Total deferred tax assets	75,146,000	77,858,228
Valuation allowance	(75,146,000)	(77,858,228)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against the deferred tax assets recorded as of December 31, 2014 and 2013, due to uncertainties as to their ultimate realization.  The increase in the valuation allowance in each period resulted primarily from the additional net operating loss carryforward generated.

For the years ended December 31, 2014 and 2013, the Company recorded a tax expense (benefit) of $0 and $28,584, respectively. For the year ended December 31, 2013, the Company recorded unrealized gains on its investments in available-for-sale securities in other comprehensive income. The expense of $28,584 for the year ended December 31, 2013 is due to the recognition of corresponding income tax expense associated with the realization of the value of the Company’s investment in MRI Interventions that the Company carried at fair market value during the same period.  The corresponding income tax expense has been recorded in other comprehensive income. As of December 31, 2014 and 2013, respectively, the Company had approximately $207 million and $211 million of U.S. Federal net operating loss carryforwards that will begin to expire in 2018.  These carryforwards will expire at various dates through 2037.  As of December 31, 2014 and 2013, respectively, the Company also has approximately $39 million and $46 million of state net economic loss carryforwards that will begin to expire in 2022.  Additionally, as of December 31, 2014 and 2013, respectively, the Company has research and development credits of approximately $2.6 million and $2.8 million for federal tax purposes that will begin to expire in 2027.

The Internal Revenue Code provides limitations on utilization of existing net operating losses and tax credit carryforwards against future taxable income based upon changes in share ownership. The Company believes it is highly likely these changes have occurred, and a significant portion of the net operating loss and R&D credit carryforwards could be permanently impaired.

Income taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows:

Expected federal tax benefit	$(2,791,000)	$(3,378,000)
State income taxes, net of federal benefit	(243,000)	(358,000)
Other permanent differences	202,000	47,000
NOLs and credits of dissolved subsidiary	1,315,000	1,806,000
Other	32,000	(60,416)
Change in valuation allowance	1,485,000	1,972,000
Income tax provision (benefit)	$-	$28,584

No unrecognized tax benefits exist as of December 31, 2014 and 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)(2013) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following is a list of our executive officers and their principal positions with us.

Name	Age	Position
Christopher G. Clement	59	President, Chief Executive Officer and Director
David J. Drutz, MD	76	Chief Medical Officer and Director
David L. Tousley	59	Chief Financial Officer

Christopher G. Clement, age 59, has served as our Chief Executive Officer since June 2014 and our President since May 2012.  From February 2011 through January 2012 Mr. Clement was the President, Chief Executive Officer and a director of Oncogenerix, Inc.  Mr. Clement was appointed to our Board and as our Chief Operating Officer pursuant the Merger Agreement between to Company and Oncogenerix dated January 17, 2012.  Mr. Clement has a 30 year career in the bio-pharmaceutical industry that includes executive management, marketing and sales, strategic and product planning, business development, and general management. Mr. Clement was President and CEO of Savient Pharmaceuticals Inc., a publicly-held specialty biopharmaceutical company (NASDAQ: SVNT), from 2002 to 2009. From 2000 to 2002, Mr. Clement served as the Chairman and CEO of Epicyte Pharma, a pharmaceutical company engaged in the development of antibody-based products. Previously, from 1997 to 2000 he held positions of Executive Vice President, Senior Vice President, and Chief Marketing Officer at Ares-Serono Group, a Swiss developer of pharmaceuticals. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, a research-based pharmaceutical company that manufactures and markets prescription pharmaceuticals and other healthcare solutions worldwide, including Vice President of Marketing, Vice President of Corporate Product Planning, General Manager of Global Franchises and Division President. Mr. Clement received a B.A. in Marketing and Business from Mercy College.

Mr. Clement brings to the Board (and to our senior management team) executive leadership skills and marketing expertise acquired as an executive in the pharmaceutical industry. He has significant board of director experience from his service on the boards of directors of several biotechnology companies.

David J. Drutz, M.D., age 76, has served as our Executive Chairman of the Board since June 2014, our Chief Medical Officer since May 2012 and as a member of our Board since February 2008.  Dr. Drutz currently serves as chairman of the board of directors for Vaxin Inc., a vaccine development company and was formerly a director of Gentris Corporation, a pharmacogenomic (PGx) services company.  From 2000 to 2010, Dr. Drutz served as a director of MethylGene Inc., an oncology-focused biopharmaceuticals company (TSX:MYG) and as chairman of the board of directors of Tranzyme Pharma, Inc. (NASDAQ:TZYM).  He was formerly a General Partner with Pacific Rim Ventures (Tokyo, Japan), a venture capital firm focused on global biotechnology investment opportunities. He has also been President of Pacific Biopharma Associates, a biotechnology consulting firm, since 1999.Dr. Drutz was formerly Vice President Biological Sciences (Drug Discovery) and Vice President Clinical Research (AIDS therapeutics) at Smith Kline and French Laboratories in King of Prussia, PA, and Vice President Clinical Development, Daiichi Pharmaceutical Corporation, Ft. Lee, NJ. At Daiichi he was responsible for the development of anti-infective and oncology products. Dr. Drutz left Daiichi in 1990 to enter the biotechnology industry. Before joining Pacific Rim Ventures he was President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., a company specializing in therapeutics for diseases of the respiratory tract and other mucus membrane surfaces (NASDAQ: ISPH). Dr. Drutz received his M.D. degree at the University of Louisville, and postgraduate medical training at Vanderbilt University, following which he served as a U.S. Navy medical officer in Asia. He held senior faculty positions at the University of California, San Francisco, University of Texas and the University of Pennsylvania. He is board-certified in Internal Medicine, and a Fellow of the American College of Physicians and the Infectious Diseases Society of America.

Dr. Drutz’s experience as a medical doctor board-certified in Internal Medicine is extremely valuable to our board (and to our senior management team).  In addition to his medical background, Dr. Drutz has a deep understanding of the drug development process acquired through holding  positions in which he was responsible for the development of several pharmaceutical products.  Dr. Drutz brings to his service on our board extensive experience in and understanding of the biotechnology industry, and a unique perspective acquired through his experience with investment and consulting firms and as a senior faculty member at several universities.

David L. Tousley, age 59, joined the Company in March 2012 as Acting Chief Financial Officer and was appointed Chief Financial officer in March 2013.  Prior to joining the Company, Mr. Tousley served as Principal of Stratium Consulting Services, where he specialized in strategic and financial planning and management, corporate governance and business development from January 2003 to March 2013.  Mr. Tousley served as Secretary, Treasurer and Chief Financial Officer of PediatRx, Inc. (OBB: PEDX) from July 2010 until October 2012 and as Executive Vice President and Chief Financial Officer of airPharma, LLC from January 2006 until December 2006.  Prior to those positions, Mr. Tousley held senior management positions at PediaMed Pharmaceuticals, Inc., AVAX Technologies, Inc. and Pasteur Meriux Connaught (now Sanofi Pasteur).  Mr. Tousley received an MBA from Rutgers Graduate School of Management and received his undergraduate degree from Rutgers College.  Mr. Tousley is a certified public accountant in the state of New Jersey.

Directors

The following table sets forth certain information concerning our non-employee directors.  Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Name	Age	Board Committees
Haywood Cochrane	66	Audit
Gail F. Lieberman	71	Audit and Compensation
Timothy J. Heady Paul J. Richardson	60 58	Audit and Nominating & Governance Compensation and Nominating & Governance

Haywood D. Cochrane, Jr., age 66, has served as a member of our Board since February 2008.  Mr. Cochrane chairs our audit committee and serves as our Lead Independent Director.  Mr. Cochrane served as Vice Chairman and a director of I-Trax, Inc., a publicly traded, total population health management and productivity company (AMEX: DMX), from 2004 to 2008, when it was acquired by Walgreens.  He joined I-Trax when I-Trax acquired CHD Meridian Healthcare where he served as Chairman and Chief Executive Officer from 1997 to 2004.  Mr. Cochrane has over 30 years of healthcare experience in executive and senior management positions, including Senior Vice President and Chief Operating Officer of Roche Biomedical Laboratories, President and Chief Executive Officer of Allied Clinical Laboratories and Executive Vice President and Chief Financial Officer of Laboratory Corporation of America. Mr. Cochrane earned an A.B. degree in Political Science from the University of North Carolina at Chapel Hill where he was a Morehead Scholar.

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

Timothy J. Heady, age 60, has served as a member of our Board since August 2012.  He is a member of the audit committee and chairs the nominating and governance committee.  Mr. Heady retired in 2011 as CEO of UnitedHealthcare Pharmacy, a unit of UnitedHealthcare (NYSE: UNH). In that role, he was responsible for all aspects of the business, including pharmaceutical rebate contracting, retail pharmacy network development, customer and member services, operations, and financial performance. UnitedHealthcare Pharmacy provides pharmacy benefits and management for employers, both commercial and government, representing more than 14 million individuals. Prior to joining UnitedHealthcare in 2001, Mr. Heady was a senior executive with Searle/Pharmacia where he managed the Customer Operations unit, including national customer sales and marketing. Mr. Heady’s career with Searle/Pharmacia spanned more than 21 years, with experience in finance, strategic business planning, managed care, new business ventures, contracting and operations.  Mr. Heady previously served on the board of directors for the Center for Diagnostic Imaging, Inc., a privately held radiology business based in Minnesota, and Age Wave Impact, Inc., a full-service marketing company focused on baby boomers.  Mr. Heady earned a Bachelor’s of Science degree in management from Purdue University, an MBA from Northwestern University's Kellogg School of Management. Mr. Heady is a Certified Public Accountant.

Mr. Heady brings to our Board a vital understanding and appreciation of the pharmaceutical and medical industries. Mr. Heady has extensive business, managerial, executive and leadership experience, as well as an accounting background, that further qualify him to serve as a member of the Board.

Gail F. Lieberman, age 71, has served as a member of our Board since April 2009. She is a member of the audit committee and chairs the compensation committee. Ms. Lieberman currently serves as a director and a member of the audit committee and chairs the compensation committee of ICTS International N.V., a security services company (OTC BB: ICTSF), and is a member of the South Central CT Regional Water Authority Board. Ms. Lieberman is the founder and Managing Partner of Rudder Capital, LLC, which provides financial and strategic advisory services for middle-market companies including advisory and strategic consulting. She has been a chief financial officer for several Fortune 500 companies, including Thomson Corporation’s Financial & Professional Publishing division, Moody’s Investor Service (D&B) and Scali, McCabe, Sloves (Ogilvy Group). Ms. Lieberman previously served as a director for three public companies in the healthcare and aerospace sectors: I-Trax Inc., a total population health management and productivity company (which was acquired by Walgreens); TriPath Imaging Inc. (which was acquired by Becton, Dickinson and Company); and Breeze-Eastern Corporation (AMEX: BZC). In addition, she sits on several private company advisory boards. Ms. Lieberman holds a BA in Mathematics and Physics and an MBA in Finance from Temple University.

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

Paul J. Richardson, age 58, has served as a member of our Board since February 2013.  He is a member of the compensation committee and the nominating and governance committee.  Mr. Richardson is a pharmaceutical senior executive with more than 30 years of experience in US and global commercialization, product and business development, and organizational leadership. He brings significant expertise in sales management, business development, licensing, acquisition, commercialization and strategic marketing to the Board. Mr. Richardson most recently held the position of Regional President of Pfizer's North America Specialty Care business unit from August 2008 until February 2011.  From 2006 until 2008, Mr. Richardson was Vice President in Pfizer's Worldwide Commercial Development Group. Mr. Richardson served on the board of directors of PediatRx Inc. (OTCBB: PEDX) from September 2011 through December 2012.  Mr. Richardson holds a BSc (honors) in Physiology from the University of Leeds, United Kingdom.

Mr. Richardson brings to our Board a significant understanding of and experience within the pharmaceutical industry. Mr. Richardson’s extensive business, managerial, executive and leadership experience further qualifies him to serve as a member of the Board.

Audit Committee

The board of directors has an Audit Committee whose current members are Haywood Cochrane (Chairman), Gail Lieberman and Timothy Heady. The primary purpose of the Audit Committee is to act on behalf of the board of directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Each member of the Audit Committee is independent, applying the definition of independence under The NASDAQ Stock Market listing standards and SEC regulations.  The board of directors has determined that Mr. Cochrane is an “audit committee financial expert” as that term is defined under Regulation S-K, Item 407(d)(5)(ii).

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2014, all reporting persons complied on a timely basis with all Section 16(a) filing requirements.

Code of Ethics and Conduct

Our board of directors adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees.  The Code of Ethics is designed, among other things, to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting violations of the ethics code to an appropriate person or persons identified in the code of ethics; and
•	Accountability for adherence to the Code of Ethics.

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

Item 11.  Executive Compensation.

Executive Officer Compensation

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders.  We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances.  The principal elements of our executive compensation program have to date included (a) base salary, (b) discretionary annual cash bonus opportunities and (c) long-term equity compensation in the form of restricted stock or stock options.  We believe successful long term Company performance is more critical to enhancing stockholder value than short term results.  For this reason and to conserve cash and better align the interests of management and our stockholders, we emphasize long term equity compensation and performance-based bonus opportunities over base annual salaries.  In 2014, our executive officers had bonus opportunities ranging from 50% to 100% of their base salaries.  Based on the Company’s operating results for the year ended December 31, 2104, the Compensation Committee awarded bonuses at 65% of the executives’ applicable targets with a 50% cash bonus and a 15% stock option bonus.

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

The following table sets forth information concerning the compensation earned by the individual that served as our Principal Executive Officer during 2014 and our two most highly compensated executive officers other than the individual who served as our Principal Executive Officer during 2014 (collectively, the “named executive officers”):

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	(1)	All Other Compensation ($)		Total ($)
Christopher G. Clement	2014	301,944	162,500	245,625		3,262	(2)	713,331
President and	2013	275,000	-	381,892		-		656,892
Chief Executive Officer
David J. Drutz, MD	2014	325,000	162,500	262,000		-		749,500
Chief Medical Officer and	2013	325,000	-	493,035		-		818,035
Executive Chairman
David L. Tousley	2014	240,000	60,000	105,600				405,600
Chief Financial Officer	2013	200,000	-	147,560		91,464	(3)	439,024

________

(1)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718.  For additional information regarding the assumptions made in calculating these amounts, see Note 9 to our audited, consolidated financial statements included in this Annual Report on Form 10-K.

(2)	This amount includes $3,262 in car lease expense paid by the Company on behalf of Mr. Clement.

(3)
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

In March 2014, Mr. Clement, Dr. Drutz and Mr. Tousley received option awards covering 93,750, 100,000, and 40,000 shares, respectively, with an exercise price of $2.90, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on March 4 of each of 2015, 2016, 2017 and 2018.  The awards have grant date fair values computed in accordance with FASB ASC Topic 718 of $245,626, $262,000 and $105,600 respectively.

In January of 2013, Dr. Drutz and Mr. Clement received option awards covering 43,333 and 16,667 shares, respectively, as an equity bonus related to the completion of the Series B-2 equity financing completed in April of 2012 with an exercise price of $5.00, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on May 1 of each of 2013, 2014, 2015 and 2016.  The awards have grant date fair values computed in accordance with FASB ASC Topic 718 of $145,275 and $55,867 respectively.

In February of 2013, Dr. Drutz and Mr. Clement received option awards covering 80,000 and 75,000 shares, respectively, with an exercise price of $5.05, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on February 28 of each of 2014, 2015, 2016 and 2017.  The awards have grant date fair values computed in accordance with FASB ASC Topic 718 of $347,760 and $326,025 respectively.

In March of 2013, Mr. Tousley received an option award covering 35,000 shares with an exercise price of $4.90, 20% of which vested immediately and the remaining 80% vests in four equal annual installments on March 1 of each of 2014, 2015, 2016 and 2017.  The award has a grant date fair value computed in accordance with FASB ASC Topic 718 of $147,560.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2014:

	Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher G. Clement	10,000	(8)	-	5.00	05/01/22
	6,000	(9)	4,000	5.00	05/15/22
	10,000	(10)	6,666	5.00	05/01/22
	30,000	(11)	45,000	5.05	02/28/23
	18,750	(13)	75,000	2.90	03/04/24
David J. Drutz, M.D.	375	(1)	-	36.00	03/23/20
	1,000	(2)	-	15.15	04/01/21
	2,000	(3)	-	10.25	09/15/21
	75,000	(4)	-	6.55	12/27/21
	6,000	(5)	4,000	5.00	05/15/22
	26,000	(6)	17,333	5.00	05/01/22
	32,000	(7)	48,000	5.05	02/28/23
	20,000	(13)	80,000	2.90	03/04/24
David L. Tousley	14,000	(12)	21,000	4.90	03/01/23
	8,000	(13)	32,000	2.90	03/04/24

(1)	Issued on March 23, 2010, these options vested 1/3 on the grant date and 1/3 on each of the subsequent two anniversary dates.
(2)	Issued on April 1, 2011, these options vested 100% on the grant date.
(3)	Issued on September 15, 2011, these options vested 100% on the grant date.
(4)	Issued on December 27, 2011, these options vested 100% on the grant date.
(5)	Issued on May 15, 2012, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(6)	Issued on January 18, 2013, these options vested 20% on the grant date and vest 20% per year thereafter on May 1 of each of 2013, 2014, 2015 and 2016.
(7)	Issued on February 28, 2013, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(8)	Issued on May 1, 2012, these options vested 100% on the grant date.
(9)	Issued on May 15, 2012, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(10)	Issued on January 18, 2013, these options vested 20% on the grant date and vest 20% per year thereafter on May 1, of each of 2013, 2014, 2015 and 2016.
(11)	Issued on February 28, 2013, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(12)	Issued on March 1, 2013, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.
(13)	Issued on March 4, 2014, these options vested 20% on the grant date and vest 20% per year on the subsequent four anniversary dates.

Compensation of Directors

The following table sets forth information concerning the compensation earned by the individuals serving as non-employee directors during 2014. Directors who are employees of the Company do not receive additional compensation for serving as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Haywood D. Cochrane, Jr.	108,000	36,154	144,154
Timothy I. Heady	59,000	36,154	95,154
Gail F. Lieberman	64,000	36,154	100,154
Paul J. Richardson	54,000	36,154	90,154

________

(1)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718.  For additional information regarding the assumptions made in calculating these amounts, see Note 9 to our audited, consolidated financial statements included in this Annual Report on Form 10-K.

(2)	The table below sets forth the aggregate number of stock options held by each non-employee director as of December 31, 2014.

Name	Aggregate Option Awards (#)
Haywood D. Cochrane, Jr.	75,837
Timothy J. Heady	66,882
Gail F. Lieberman	74,462
Paul J. Richardson	62,195

________

Our Non-Employee Director Compensation policy provides our independent directors with a $45,000 annual cash retainer and a $45,000 annual equity retainer to be paid in stock options for their service on our Board.  Board members also receive additional cash retainers for service on committees and for service as Lead Independent Director or chairman of a committee.  In February of 2013, we approved a Non-Employee Director Compensation policy that provides our newly appointed independent directors with an initial option grant to purchase 50,000 shares of our common stock in addition to the annual cash and equity retainers.

Executive Employment Agreements

On January 17, 2015, we entered into a new executive employment agreement with each of Mr. Clement, Dr. Drutz and Mr. Tousley (the “Employment Agreements”). Each of the Employment Agreements has an initial term that expires on January 17th, 2018. The Employment Agreements do not change the compensation being paid to the executives.

Each of Mr. Clement’s and Dr. Drutz’s Employment Agreement provides that if the applicable executive is terminated without Cause or if the Executive terminates for Good Reason (as such terms are defined in the applicable Employment Agreement), he will receive a lump-sum cash payment equal to the greater of (i) one times his then-current base salary, or (ii) the aggregate amount of base salary (at the then-current amount) payments that would be payable over the remaining balance of the initial term of the agreement, or (iii) two times his then-current base salary, if and only if certain performance goals set forth in the applicable executive’s Employment Agreement are met. Also, in connection with either Mr. Clement’s or Dr. Drutz’s termination without Cause or for Good Reason, the applicable executive will be entitled to payment of COBRA health insurance premiums for up to 12 months following termination and any earned but unpaid bonuses with respect to the then previous fiscal year (to the extent approved by our Compensation Committee in its sole discretion). Further, if any termination without Cause or for Good Reason occurs up to nine months prior to or 12 months after a Change of Control (as such term is defined in the applicable Employment Agreement), the applicable executive shall also be entitled to a payment equal to his then current target cash bonus amount.

The Employment Agreement with Mr. Tousley provides that if he is terminated without Cause or if he terminates for Good Reason (as such terms are defined in Mr. Tousley’s Employment Agreement), he will receive a lump-sum cash payment equal to the greater of one times his then-current base salary, or (ii) the aggregate amount of base salary (at the then-current amount) payments that would be payable over the remaining balance of the initial term of the agreement. Also, in connection with any termination without Cause or for Good Reason, Mr. Tousley will be entitled to payment of COBRA health insurance premiums for up to 12 months following termination and any earned but unpaid bonuses with respect to the then previous fiscal year (to the extent approved by our Compensation Committee in its sole discretion). Further, if any termination without Cause or for Good Reason occurs up to nine months prior to or 12 months after a Change of Control (as such term is defined in Mr. Tousley’s Employment Agreement), Mr. Tousley shall also be entitled to a payment equal to his then current target cash bonus amount.

Each of Mr. Clement’s, Dr. Drutz’s and Mr. Tousley’s Employment Agreement prohibits the applicable executive from engaging in certain activities involving competition with us for an 18-month period following termination of his employment with us; provided the restricted period is shortened to 12 months in the event of termination without Cause or for Good Reason (as defined in the applicable Employment Agreement).

Prior to the execution of these Employment Agreements, Mr. Clement and Dr. Drutz were employed by us pursuant to employment agreements dated January 17, 2012 and Mr. Tousley was employed by us pursuant to an employment agreement dated March 1, 2013 (the “Previous Employment Agreements”).  Under the Previous Employment Agreements, Mr. Clement, Dr. Drutz and Mr. Tousley were paid annual salaries of $325,000, $250,000, and $240,000, respectively, and were eligible to receive an annual bonus of up to 100%, 50% and 50% of base salary, respectively.  In February 2013, our Compensation Committee approved an increase to Mr. Clement’s base salary to $275,000 and an increase to Mr. Clement's annual bonus eligibility to 75% of his base salary.  Effective June 17, 2014, in connection with Mr. Clement’s appointment as our Chief Executive Officer, our Compensation Committee approved an additional increase to Mr. Clement’s base salary to $325,000 and an increase to Mr. Clement’s annual bonus eligibility to 100% of his base salary.

The Previous Employment Agreements with Dr. Drutz and Mr. Clement provided that if either Dr. Drutz or Mr. Clement were terminated without Cause or for Good Reason (as such terms are defined in the agreements) he would receive salary continuation for a period of 12 months at his then-current base salary as well as payment of COBRA health insurance premiums for up to 12 months following termination.  In addition, under his Previous Employment Agreement, if Mr. Clement were terminated without Cause or for Good Reason (as such terms are defined in his agreement) so long as the Company has Marketed Products at the time of such termination (as such term is defined in his agreement), he would receive his pro rata portion of the Contingent Merger Shares (as such term is defined in his agreement) (215,661 shares of our common stock less the amount of any previously received Contingent Merger Shares).

Mr. Tousley’s Previous Employment Agreement provided that if he were terminated without Cause or for Good Reason (as such terms are defined in the Employment Agreement), he would receive (i) a lump sum payment equal to one times his annual base salary and (ii) payment of COBRA health insurance premiums for up to 12 months following termination.  Additionally, Mr. Tousley’s Previous Employment Agreement provided that if he were terminated without Cause or for Good Reason in connection with a Change in Control  (as such term is defined in the Employment Agreement), Mr. Tousley would receive (i) the greater of (a) a lump sum payment equal to one times his current annual base salary and (b) the aggregate amount of base salary payments that would otherwise be payable over the remaining balance of the term of his Employment Agreement and (ii) payment of COBRA health insurance premiums for up to 12 months following termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership Table

The following table sets forth, as of February 26, 2015, certain information concerning beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each of our directors, (2) each of our executive officers and (3) all directors and executive officers as a group.  We are not aware of any person who is the beneficial owner of more than five percent (5%) of our common stock.

Except as otherwise indicated, the address for each person is to the care of DARA BioSciences, Inc., 8601 Six Forks Road, Suite 160, Raleigh, North Carolina 27615.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock	Shares Subject to Options, Warrants and Convertible Preferred Stock (1)		Total	Percentage of Class

Named Executive Officers
David J. Drutz	20,614	362,666		383,280	1.9%
Christopher Clement	54,558	170,309		224,867	1.1%
David L. Tousley	-	56,400		56,400	*

Directors
Haywood D. Cochrane, Jr.	5,614	83,394		89,008	*
Timothy Heady	2,000	65,429		67,429	*
Gail F. Lieberman	41	84,019	(2)	84,060	*
Paul J. Richardson	-	51,733		51,733	*
Directors and Executive Officers as a group (7 persons)	82,827	873,950		956,777	4.6%

________

*	Less than one percent.

(1)	Represents shares subject to options which are exercisable within 60 days, warrants issued in the Series C-1 Financing as well as common shares underlying Series C-1 preferred shares.

(2)	625 of these options are held for the benefit of Rudder Capital, LLC.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity Compensation plans approved by security holders	1,142,101	$3.96	445,577
Equity Compensation plans not approved by security holders	-	-	-
Total	1,142,101	$3.96	445,577

(1)	Excludes 4,154,748 shares which became available as of January 1, 2015 pursuant to the evergreen provisions of the 2008 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On January 17, 2012 the Company entered into the Merger Agreement with Oncogenerix pursuant to which the Company merged a wholly owned transitory subsidiary into Oncogenerix and acquired all of the outstanding equity of Oncogenerix. Pursuant to the Merger Agreement, we delivered 222,912 shares of our common stock representing approximately 19.9% of the outstanding common stock of the Company (the “Closing Date Merger Shares”) to the Oncogenerix stockholders on January 17, 2012, and we are required, subject to the approval of our stockholders, to issue certain additional shares of our common stock (the “Contingent Merger Shares”) to the former Oncogenerix stockholders upon our achievement of certain revenue or market capitalization milestones before January 17, 2017. As a stockholder of Oncogenerix, Mr. Clement, who joined the Company as Chief Operating Officer in connection with the transaction, received 43,132 Closing Date Merger Shares with a value of $334,275 based on the closing price of the Company’s common stock on January 17, 2012 ($7.75). On May 15, 2012, Mr. Clement received 8,626 Contingent Merger Shares with a value of $37,957 based on the closing price of the Company’s common stock on May 15, 2012 ($4.40) in connection with the Company’s achievement of a milestone under the Merger Agreement. Mr. Clement may be entitled to receive up to 34,505 additional Contingent Merger Shares.

Director Independence

The following members of our board of directors are “independent” as such term is defined in the listing standards of The NASDAQ Stock Market and the applicable rules of the SEC: Haywood D. Cochrane, Timothy J. Heady, Gail Lieberman and Paul J. Richardson.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Horne LLP serves as the Company’s independent registered public accounting firm.  The following table presents fees for professional audit services rendered by Horne LLP for the audit of our consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 and fees billed for other services rendered by Horne LLP during such period.

The aggregate fees billed for professional services by Horne LLP in 2014 and 2013 for these various services were:

	2014	2013
Audit fees (1)	$94,485	$119,850
Audit-related fees (2)	-	-
Tax fees (3)	15,946	13,011
All other fees	-	-
Total	$110,431	$132,861
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

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2015.

DARA BIOSCIENCES, INC.

By:	/s/ Christopher Clement
Christopher Clement
Chief Executive Officer/President

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

Signature	Title	Date

/s/ Christopher Clement	Chief Executive Officer/President	March 3, 2015
Christopher Clement	(Principal Executive Officer and Director)

/s/ David L. Tousley	Chief Financial Officer	March 3, 2015
David L. Tousley	(Principal Financial Officer and Principal Accounting Officer)

/s/ David J. Drutz, M.D	Chief Medical Officer and Director	March 3, 2015
David J. Drutz, M.D.

/s/ Haywood Cochrane	Director	March 3, 2015
Haywood Cochrane	(Lead Independent Director)

/s/ Timothy J. Heady	Director	March 3, 2015
Timothy L. Heady

/s/ Gail Lieberman	Director	March 3, 2015
Gail Lieberman

/s/ Paul J. Richardson	Director	March 3, 2015
Paul J. Richardson

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Certificate of Incorporation of DARA BioSciences, Inc., as amended, restated, supplemented or otherwise modified as of June 3, 2014, as certified by the Secretary of State of the State of Delaware	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on February 12, 2008
3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
4.1	Specimen stock certificate for common stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008
4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
4.3	Form of Class A Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2010
4.4	Form of Class B Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2010
4.5	Form of Indenture	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on March 25, 2011
4.6	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
4.7	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
4.8	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
4.9	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2013
4.10	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014
4.11	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2014

4.12	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 30, 2014
4.13	Form of “Phase 2b” Common Stock Purchase Warrant issued to The General Hospital Corporation d/b/a/ Massachusetts General Hospital	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014
4.14	Form of “FDA Approval” Common Stock Purchase Warrant issued to The General Hospital Corporation d/b/a/ Massachusetts General Hospital	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014
10.1	DARA BioSciences, Inc. Amended and Restated 2003 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
10.2	DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008
10.3	Amendment No. 1 to DARA BioSciences, Inc. 2008 Employee, Director and Consultant Stock Plan*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.4
Lease Agreement dated November 30, 2007, by and between DARA BioSciences, Inc. and The Prudential Insurance Company of America (“Prudential”) (assigned from Prudential to Highwoods DLF Forum, LLC in 2008)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.5	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Incentive Stock Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.6	Form of Stock Option Award for 2008 Employee, Director and Consultant Stock Plan (Non-Qualified Options) *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.7	Form of Restricted Stock Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.8	Form of Restricted Stock Unit Award Agreement for 2008 Employee, Director and Consultant Stock Plan *	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 8, 2008
10.9	License Agreement dated May 3, 2004, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Therapeutics, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.10	Exclusive License Agreement effective July 1, 2004, by and between Kirin Brewery Company, Limited and DARA Therapeutics, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.11	Exclusive License Agreement dated October 8, 2007, by and between Bayer Pharmaceuticals Corporation and DARA BioSciences, Inc.**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10.12	Stock Purchase and Loan Agreement dated January 30, 2009, by and between DARA BioSciences, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2009
10.13	Stock Purchase Agreement, dated December 31, 2009, by and between DARA Pharmaceuticals, Inc. and SurgiVision, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009
10.14
Agreement between DARA Therapeutics, Inc., a Subsidiary of DARA BioSciences, Inc., and the Division of Cancer Prevention, National Cancer Institute for the Clinical Development of KRN5500 dated April 26, 2010
Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2010

10.15	First Amendment to License Agreement dated July 7, 2009 by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and DARA Therapeutics, Inc.	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on May 17, 2010
10.16	Employment Agreement dated January 17, 2015, by and between DARA BioSciences, Inc. and David Drutz*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2015
10.17	Employment Agreement dated January 17, 2015, by and between DARA BioSciences, Inc. and Christopher Clement*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2015
10.18	Agreement and Plan of Merger, dated January 17, 2012, by and among DARA BioSciences, Inc., Oncogenerix, Inc. and certain other parties thereto	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012
10.19	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
10.20	Placement Agent Agreement dated January 17, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co., Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
10.21	Exclusive Distribution Agreement dated June 29, 2011 by and between Oncogenerix, Inc. and Rosemont Pharmaceuticals, Limited	Incorporated by reference to Exhibit 10.36 to the Company’s S-1A filed on March 13, 2012
10.22	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
10.23	Form of Securities Purchase Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
10.24	Placement Agent Agreement, dated December 28, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2012
10.25	Placement Agent Agreement, dated April 6, 2012, by and between DARA BioSciences, Inc. and Ladenburg Thalmann & Co., Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2012
10.26	Employment Agreement, dated January 17, 2015, by and between DARA Biosciences, Inc. and David L. Tousley*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2015
10.27	Amended and Restated Employment Agreement, dated May 10, 2013, by and between DARA Biosciences, Inc. and David Drutz*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013
10.28	Amended and Restated Employment Agreement, dated May 10, 2013, by and between DARA Biosciences, Inc. and Christopher Clement*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013
10.29	Placement Agent Agreement, dated October 22, 2013, between DARA BioSciences, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013
10.30	Form of Securities Purchase Agreement, dated October 22, 2013, between DARA BioSciences, Inc. and certain investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013
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
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2013

10.32	Exchange and Amendment Agreement, dated as of December 11, 2014, by and among The General Hospital Corporation d/b/a Massachusetts General Hospital, the Company and DARA Therapeutics, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014
21.1	Subsidiaries of DARA BioSciences, Inc.	Filed herewith
23.1	Consent of Horne LLP	Filed herewith
24.1	Power of Attorney	Included on the signature page hereto
31.1	Certification of Christopher G. Clement pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2015	Filed herewith
31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2015	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2015	Furnished herewith
101.INS	XBRL Instance Document***	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema***	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase***	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	Furnished herewith

__________________

*	Management Contract or Compensatory Plan or Arrangement.

**	Confidential Treatment has been requested for certain portions of this Agreement.

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