Form 10-Q
period 2015-03-31
DARA BioSciences, Inc.
filed 2015-05-13
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or
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

The number of shares outstanding of the Registrant’s common stock as of May 11, 2015 was 19,755,595.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,852,573	$12,026,612
Accounts receivable, net	575,609	1,354,880
Inventory, net	202,406	265,280
Prepaid expenses and other assets, current portion	322,189	126,994
Total current assets	10,952,777	13,773,766

Furniture, fixtures and equipment, net	32,331	35,597
Restricted cash	12,890	12,888
Intangible assets, net	2,938,811	3,109,034
Goodwill	821,210	821,210
Total assets	$14,758,019	$17,752,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$551,222	$483,244
Accrued liabilities	546,926	669,863
Accrued compensation	827,137	1,153,109
License milestone liability	1,250,000	1,231,559
Deferred revenue	182,369	200,161
Other financing agreements	155,685	–
Capital lease obligation, current portion	7,618	7,342
Total current liabilities	3,520,957	3,745,278

Deferred lease obligation	65,555	68,869
Capital lease obligation, net of current portion	20,206	22,217

Total liabilities	3,606,718	3,836,364

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2015 and December 31, 2014.
Series A Preferred stock, 4,800 shares designated,
468 shares issued and outstanding at March 31, 2015	5	5
and December 31, 2014.
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at March 31, 2015
and December 31, 2014.	1	1
Series C1 Preferred stock, 12,500 shares designated,
117 shares issued and outstanding at March 31, 2015	1	1
and December 31, 2014.
Common stock, $0.01 par value, 75,000,000 shares authorized,
19,755,595 shares issued and outstanding at March 31, 2015
and December 31, 2014.	197,556	197,556
Additional paid-in capital	80,098,555	79,712,290
Accumulated deficit	(69,144,817)	(65,993,722)

Total stockholders' equity	11,151,301	13,916,131

Total liabilities and stockholders’ equity	$14,758,019	$17,752,495

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2015	2014

Net revenues	$652,204	$161,486

Costs and expenses:
Cost of goods sold	148,601	53,181
Sales and marketing	1,623,925	1,234,578
Research and development	363,242	367,607
General and administrative	1,475,521	1,257,356
Depreciation and amortization of intangibles	174,727	159,050
Total costs and expenses	3,786,016	3,071,772
Loss from operations	(3,133,812)	(2,910,286)

Other income (expense):
Other income, net	–	228,375
Interest (expense), net	(17,283)	(16,851)
Other income	(17,283)	211,524

Net loss before income tax expense	(3,151,095)	(2,698,762)
Income tax expense	–	–
Consolidated net loss	(3,151,095)	(2,698,762)
Loss attributable to noncontrolling interest	–	40,681
Loss attributable to controlling interest	$(3,151,095)	$(2,658,081)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.16)	$(0.37)

Shares used in computing basic and diluted net loss per
common share	19,755,595	7,204,222

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months ended March 31, 2015

	Series A		Series B-2		Series C-1				Additional		Total
	Convertible		Convertible		Convertible				Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2014	468	$5	50	$1	117	$1	19,755,595	$197,556	$79,712,290	$(65,993,722)	$13,916,131

Share-based compensation	–	–	–	–	–	–	–	–	386,265	–	386,265
Net loss	–	–	–	–	–	–	–	–	–	(3,151,095)	(3,151,095)

Balance at March 31, 2015	468	$5	50	$1	117	$1	19,755,595	$197,556	$80,098,555	$(69,144,817)	$11,151,301

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities
Consolidated net loss	$(3,151,095)	$(2,698,762)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	174,727	159,050
Accretion of debt discount and other	18,441	16,694
Share-based compensation	386,265	303,209
Deferred lease obligation	(3,314)	6,080
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	779,271	32,255
Inventory	62,874	(91,053)
Prepaid expenses and other assets	(22,423)	30,210
Accounts payable and accrued liabilities	(398,723)	181,764
Net cash used in operating activities	(2,153,977)	(2,060,553)

Investing activities
Purchases of furniture, fixtures and equipment	(1,238)	–
Net cash used in investing activities	(1,238)	–

Financing activities
Repayments of capital lease obligation	(1,735)	(912)
Repayments on other financing	(17,087)	(20,052)
Net proceeds from issuance of preferred stock and common stock	–	5,484,085
Change in restricted cash	(2)	(1)
Net cash (used in) provided by financing activities	(18,824)	5,463,120

Net (decrease) increase in cash and cash equivalents	(2,174,039)	3,402,567

Cash and cash equivalents at beginning of period	12,026,612	3,425,543
Cash and cash equivalents at end of period	$9,852,573	$6,828,110

The accompanying notes are an integral part of these consolidated financial statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

 The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company focused on the commercialization of oncology treatment and oncology supportive care products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product license Soltamox® (tamoxifen citrate) oral solution.   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 7, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair®, an FDA-cleared unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the treatment of certain approved indications in the United States, including the management of pain due to oral mucositis.

On October 25, 2013, the Company entered into an agreement with Alamo Pharma Services (“Alamo”) pursuant to which Alamo provides the Company with a dedicated national sales team of 20 sales representatives to promote its commercial products. In addition, the Company signed an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, to share in the costs and expenses of the sales force (the “Mission support payments”).  The Alamo sales team, in addition to promoting the Company’s products Soltamox (tamoxifen citrate) and Gelclair, is also promoting two Mission products: Ferralet® 90, and Aquoral®.  The agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the Mission products complement the Company’s portfolio in presenting comprehensive offerings to the oncologist.  Although the expansion of the sales force to 20 sales representatives has significantly increased the commercial costs, net of the Mission support payments to Alamo, the Company believes its investment in this sales force will help increase its revenues and its product portfolio’s market acceptance.

On March 9, 2015, the Company entered into a commercialization agreement with Onxeo SA (“Onxeo”), giving the Company the exclusive, sublicensable, rights to distribute, promote, market and sell Oravig® in the United States as well as the right to seek regulatory approval for Oravig in Canada. Oravig is the first and only orally-dissolving buccal tablet approved for oral thrush and is expected to launch in 2015. At the same time that the Company acquired the exclusive rights to Oravig from Onxeo, it entered into a co-promotion agreement with Mission for Mission to exclusively promote Oravig in the primary care market. Upon launch, Mission will utilize their existing primary care sales force to promote the product within that market segment.  In consideration for receiving the exclusive rights to Oravig, the Company will make certain milestone payments of defined sales thresholds.

The Company has a clinical development asset, KRN5500, which is a Phase 2 product candidate targeted for treating patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (CCIPN). In July of 2004, the Company obtained an exclusive worldwide license (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan for the treatment of pain and central and peripheral nervous system conditions or diseases.  In May of 2004, the Company also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain.

 KRN5500 was designated a Fast Track Drug by the FDA in 2011.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and for those products that demonstrate the potential to address unmet medical needs.  On February 21, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Upon receipt of FDA approval, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  The Company is evaluating options to support further development of KRN5500 and is determining whether further internal development of KRN5500 could be beneficial to the Company’s partnering efforts.

The Company launched Soltamox in the U.S. in late 2012 and subsequently launched its second product, Gelclair in the second quarter of 2013. In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. The Company completed financings in February 2014 and June 2014, raising approximately $5.5 million and $11.3 million, respectfully in net proceeds through the issuance of preferred stock and warrants.  See Note 3.  Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provides for sufficient resources to fund its currently planned operations through the end of the first quarter of 2016.

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation.  As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of and for the year ended December 31, 2014 and the periods ended March 31, 2015 and 2014.  Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q has been adjusted, as appropriate, to reflect the reverse split.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and consolidated statement of stockholders’ equity for the periods presented in accordance with GAAP. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.  References to “we”, “us”, “our”, or the “Company” refer to DARA BioSciences, Inc.

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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

During 2014, the Company merged DARA Pharmaceuticals, Inc. into DARA BioSciences, Inc. and dissolved Oncogenerix, Inc.  The Company reacquired the remaining 25% minority interest in DARA Therapeutics held by Massachusetts General Hospital (“MGH”).  Accordingly, the 2014 consolidated financial statements include the accounts of DARA BioSciences, Inc. and its wholly-owned subsidiary, DARA Therapeutics, Inc.  The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of March 31, 2015 and December 31, 2014, the Company had bank balances of $9,785,403 and $11,811,816, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, Lindencare, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation collectively represented 92% and 99.9% of our gross trade accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

Accounts Receivable

Accounts receivable at December 31, 2014 includes trade accounts receivable and a receivable from the FDA of approximately $619,000 to be refunded to the Company due to a reduction in Prescription Drug User Fee Act (“PDUFA”) fees resulting from a waiver granted by the FDA in 2014.  The refund from the FDA was received in the first quarter of 2015.

Inventories

Inventories at March 31, 2015 and December 31, 2014 were $202,406 and $265,280, respectively and consisted of finished goods.  The Company states finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of March 31, 2015 and December 31, 2014, the Company had an aggregate of $2.9 million and $3.1 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 3.3 to 7.5 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. There was no impairment to goodwill recognized during the three months ended March 31, 2015.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three months ended March 31, 2015.

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
•
The returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period.  These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by the Company to other third party purchasers.  As the Company gains greater experience with actual returns related to its specific products, the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

Share-Based Compensation Valuation and Expense

Share-based compensation for stock and stock-based awards issued to employees and non-employee directors, is accounted for using the fair value method prescribed by FASB ASC 718, Stock Compensation, and, is recorded as a compensation charge based on the fair value of the award on the date of grant. Share based compensation for stock and stock-based awards issued to non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments is accounted for using the fair value method prescribed by FASB ASC 505-50, Equity-Based Payment to Non-Employees, and is recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. See Note 4 for further information.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At March 31, 2015 and December 31, 2014 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the three month periods ended March 31, 2015 and 2014 as their effect is anti-dilutive. For the three month period ended March 31, 2015 and March 31, 2014, there were no in-the-money common stock equivalents.

	Three months ended March 31,
	2015	2014
Net loss attributable to controlling interest	$(3,151,095)	$(2,658,081)

Basic and diluted net loss per common share attributable to controlling interest:

Weighted-average shares used in computing basic and diluted net loss per common share	19,755,595	7,204,222

Basic and diluted net loss per common share attributable to controlling interest	$(0.16)	$(0.37)

3.  Stockholders’ Equity

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock activity as of and during the year ended December 31, 2014 and the three-month periods ended March 31, 2015 and 2014.

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

During the quarter ended March 31, 2014, investors in the Series B-4 preferred stock converted the remaining 100 Series B-4 shares into 40,816 shares of common stock, resulting in there being no outstanding Series B-4 shares as of March 31, 2014.

4.  Share-based Compensation

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

The fair value of options granted to employees and non-employee directors for the three months ended March 31, 2015 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended March 31, 2015
Expected dividend yield	-%
Expected volatility	101.56%
Weighted-average expected life (in years)	5.89
Risk free interest rate	1.61%
Forfeiture rate	10.00%

The Company’s consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three Months Ended March 31,
	2015	2014
Options to Emplyees and Non-employee Directors

Research and development	$11,626	$37,137
Sales and marketing	53,829	43,962
General and administrative	320,810	222,110
Total stock-based compensation	$386,265	$303,209

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

The Company recognized no share-based compensation related to issuance of shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three months ended March 31, 2015 and 2014, respectively.  The Company recognized no share-based compensation related to warrants issued to non-employees during the first quarter of 2015 or 2014.

Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.8 years was $1.4 million at March 31, 2015 and over an estimated weighted-average amortization period of 3.2 years was $1.5 million at March 31, 2014.

A summary of activity under the Company’s stock option plans for the three months ended March 31, 2015 is as follows:

	Shares	Subject to	Average
	Available	Outstanding	Exercise
	for Grant	Options	Price
Balance at December 31, 2014	445,577	1,142,101	$3.96
2008 Stock Plan increase	4,154,748	-	-
Options granted	(1,191,000)	1,191,000	0.79
Options forfeited	54,850	(54,850)	(2.94)
Balance at March 31, 2015	3,464,175	2,278,251	$2.33

5.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. In November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings LLC (“Innocutis”), licensor of the product Bionect, which the Company marketed under a Marketing Agreement with Innocutis until April 1, 2015. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s Marketing Agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit, an obligation which survived the termination, on April 1, 2015, of the Marketing Agreement between the Company and Innocutis.  As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, plaintiff filed a Motion to Dismiss defendant’s Amended Complaint; defendant must file any opposition to the Motion by May 8 and plaintiff will file a Reply by May 15 and the Court is expected to rule on the Motion by May 29, 2015.  If the plaintiff’s Motion is not granted, a discovery schedule will be set.  The Company believes the plaintiff’s claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

6. Income Taxes

The Company did not record any income tax expense or benefit for the three months ended March 31, 2015 and March 31, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, which has been filed with the Securities and Exchange Commission (the “SEC”).

Forward Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of our outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit our ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of our common stock from the NASDAQ Capital Market; our limited operating history which may make it difficult to evaluate our business and future viability; our ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair®, Oravig® or other products; our ability to achieve the desired results from our agreements with Mission and Alamo; DARA’s ability to develop KRN5500 into a commercially viable product; FDA and other regulatory risks relating to our ability to market Soltamox®, Gelclair®, or other products in the United States or elsewhere; our ability to in-license and/or partner products; the current regulatory environment in which we sell our products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; our ability to retain our managerial personnel and to attract additional personnel; potential product liability risks that could exceed our liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of our intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents we have filed, or will file, with the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. DARA BioSciences and the DARA logo are trademarks of DARA BioSciences, Inc.

Overview

We are a Raleigh, North Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology supportive care and oncology treatment pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial FDA-approved proprietary product, Soltamox® (tamoxifen citrate) oral solution.  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair®, a unique FDA-cleared, sodium hyaluronate and polyvinylpyrrolidone-containing oral gel indicated for the management and relief of pain due to oral mucositis.

On March 9, 2015, we entered into a commercialization agreement with Onxeo SA (“Onxeo”), giving us the exclusive, sublicensable, rights to distribute, promote, market and sell Oravig®, in the United States as well as the right to seek regulatory approval for Oravig in Canada with the resulting exclusive, sublicensable rights to distribute, promote, market and sell Oravig there. Oravig is the first and only orally-dissolving buccal tablet approved for oral thrush and is expected to launch in 2015. At the same time that we acquired the exclusive rights to Oravig from Onxeo, we entered into a co-promotion agreement with Mission  for Mission to exclusively promote Oravig in the primary care market. Upon launch, Mission will utilize their existing primary care sales force to promote the product within that market segment.  In consideration for receiving the exclusive rights to Oravig, we will make certain milestone payments of defined sales thresholds.

Alamo Pharma Services (“Alamo”) provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products (the “Sales Team”). Pursuant to an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, Mission shares in the costs and expenses of the Sales Team.   The Sales Team promotes our products Soltamox (tamoxifen citrate) and Gelclair and, upon our launch later in 2015, will promote Oravig.  The Sales Team also promotes two Mission products: Ferralet® 90, and Aquoral®.  Our agreements with Alamo and Mission expand our presence in oncology supportive care and the Mission products complement our portfolio in presenting comprehensive offerings to the oncologist.   We believe our engagement of the 20-person Sales Team helps us increase our revenues and our product portfolio’s market acceptance.

We have a clinical development asset, KRN5500, which is a phase 2 investigational product targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (“CCIPN”).  KRN5500 was designated a Fast Track Drug by the FDA in 2011.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and those products that demonstrate the potential to address unmet medical needs.  On February 21, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics.  On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the treatment of multiple myeloma.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. We are evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs, and are determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

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

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology supportive care and oncology treatment pharmaceutical products:

•	Gelclair, an FDA-cleared product indicated for the management and relief of pain due to oral mucositis;
•	Oravig, the first and only orally-dissolving buccal tablet approved for oral thrush that is expected to launch in 2015;
•	Two Mission products: Ferralet 90 (for anemia), and Aquoral (for dry month); and
•	Soltamox, an FDA-approved oral liquid solution of tamoxifen citrate (for the prevention and treatment of breast cancer).

We currently have exclusive licenses to two FDA approved products, Soltamox and Oravig; an exclusive license to distribute, promote and market a FDA-cleared product, Gelclair; and a marketing agreement to co-promote two Mission products:  Ferralet 90 and Aquoral.  We are working to expand our portfolio to include additional products through licenses and other collaborative arrangements.

KRN 5500 Clinical Stage Asset

KRN5500 is a novel, non-narcotic/non-opioid intravenous product being investigated for the treatment of painful CCIPN that is refractory to conventional analgesics. ). In July of 2004, we obtained an exclusive worldwide license (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan for the treatment of pain and central and peripheral nervous system conditions or diseases.  In May of 2004, we also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain.

We have successfully completed a Phase 2a proof of concept study of KRN5500 in 19 patients with advanced cancer and analgesia-resistant neuropathic pain where it showed clinically-significant and statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have made changes which we believe improves and simplifies the formulation and have manufactured new drug substance for the next clinical trial.  Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are evaluating options to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program, as well as determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

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
•
Although we do not have significant experience with its current products, the returns provision is based on management's return experience for similar products and is booked as a percentage of product sales recognized during the period.  These recognized sales include shipments that have occurred out of wholesalers as well as direct shipments made by us to other third party purchasers.  As we gain greater experience with actual returns related to its specific products the returns provisions and related reserves will be adjusted accordingly. The returns reserve is recorded as a reduction of revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

Inventory

Inventory at March 31, 2015 and December 31, 2014 was $202,406 and $265,280, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

We use the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At March 31, 2015 and December 31, 2014 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed our annual impairment test as of December 31, 2014 and determined the carrying value of goodwill was not impaired.

We evaluate the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. We measure the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three months ended March 31, 2015.

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value based method prescribed by Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718, Compensation-Stock Compensation”).  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award.  For transactions with non-employees in which services are performed in exchange for our common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Please refer to Note 4 - Share Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of ASC 718.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales increased by $490,718 from $161,486 for the three months ended March, 31, 2014, to $652,204 for the three months ended March 31, 2015. Similarly, cost of sales increased by $95,420 from $53,181 for the three months ended March, 31, 2014, to $148,601 for the three months ended March 31, 2015 primarily related to increased demand for Gelclair.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $389,347 from $1,234,578 for the three months ended March 31, 2014 to $1,623,925 for the corresponding 2015 period primarily as a result of increased personnel costs, including an increase in incentive based field sales compensation driven by higher sales achievement, and increased advertising and sales event expenses, partially offset by decreased public relations expense.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses decreased $4,365 from $367,607 for the three months ended March 31, 2014 to $363,242 for the corresponding 2015 period, primarily as a result of decreased personnel costs partially offset by increased consulting and professional services expense.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $218,165 from $1,257,356 for the three months ended March 31, 2014 to $1,475,521 for the corresponding 2015 period, primarily as a result of increased personnel costs and stock compensation expense, partially offset by reduced investor relations expenses and reduced legal expenses.

Depreciation and amortization expense increased $15,677 from $159,050 for the three months ended March 31, 2014 to $174,727 for the corresponding 2015 period, primarily as a result of higher amortization expense.

Other income, net reflects non-operating activities associated with investments and dispositions on investments made in collaborations with other companies, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income decreased $228,807 from $211,524 in income for the three months ended March 31, 2014 to $17,283 in expense for the corresponding 2015 period, primarily as a result of $225,000 in license revenue recognized in other income during the first quarter of 2014, with no similar revenue in the first quarter of 2015.

Liquidity and Capital Resources

Overview

From inception on June 22, 2002 through March 31, 2015, we have financed our operations primarily from the net proceeds of (1) registered direct offerings and private placements of equity securities, through which we raised $70,122,146 in net proceeds, and (2) the sale of marketable securities and securities held in subsidiary companies through which we raised $2,045,216 and $5,152,388, respectively.

At March 31, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $9,852,573. As of March 31, 2015, we had net working capital of $7,431,820.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the three months ended March 31, 2015, cash used in our operating activities was $2,153,977.  Cash used in operating activities was primarily due to the $3,151,095 consolidated net loss and a decrease in accounts payable and accrued liabilities of $398,723, offset by a decrease in accounts receivables of $779,271, non-cash stock-based compensation expense of $386,265 and depreciation and amortization expense of $174,727.

During the three months ended March 31, 2015, cash used in investing activities was $1,238 and was related to the purchase of furniture, fixtures and equipment.

During the three months ended March 31, 2015, cash used in financing activities was $18,824 and was related to payments on capital leases and other financing agreements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November, 2012, a suit was filed in the United States District Court for the District of Columbia naming DARA as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our Marketing Agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit, an obligation which survived the termination, on April 1, 2015, of the Marketing Agreement between us and Innocutis.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, plaintiff filed a Motion to Dismiss defendant’s Amended Complaint; defendant must file any opposition to the Motion by May 8 and plaintiff will file a Reply by May 15 and the Court is expected to rule on the Motion by May 29, 2015.  If the plaintiff’s Motion is not granted, a discovery schedule will be set.  No assurance can be given regarding the outcome of this litigation.  However, we believe the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2015.

DARA BIOSCIENCES, INC.

Date: May 13, 2015	By:	/s/ Christopher G. Clement
Christopher G. Clement
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of DARA BioSciences, Inc., as amended, restated, supplemented or otherwise modified as of June 3, 2014, as certified by the Secretary of State of Delaware	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008

10.1	DARA BioSciences, Inc. Non-Employee Director Compensation Policy dated March 1, 2015*

31.1	Certification of Christopher G. Clement. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Extension Calculation Linkbase****

101.DEF	XBRL Definition Linkbase****

101.LAB	XBRL Taxonomy Extension Label Linkbase****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase****
*	Indicates a management contract or any compensatory plan, contract or arrangement

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