Form 10-Q
period 2015-06-30
DARA BioSciences, Inc.
filed 2015-08-12
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the Registrant’s common stock as of August 10, 2015 was 19,755,595.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,004,743	$12,026,612
Accounts receivable, net	765,840	1,354,880
Inventory, net	175,633	265,280
Prepaid expenses and other assets, current portion	298,881	126,994
Total current assets	8,245,097	13,773,766

Furniture, fixtures and equipment, net	28,972	35,597
Restricted cash	12,892	12,888
Intangible assets, net	2,768,587	3,109,034
Goodwill	821,210	821,210
Total assets	$11,876,758	$17,752,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$620,532	$483,244
Accrued liabilities	662,501	669,863
Accrued compensation	944,419	1,153,109
License milestone liability	500,000	1,231,559
Deferred revenue and other reserves	265,866	200,161
Other financing agreements	104,170	–
Capital lease obligation, current portion	7,906	7,342
Total current liabilities	3,105,394	3,745,278

Deferred lease obligation	61,189	68,869
Capital lease obligation, net of current portion	18,117	22,217
Total liabilities	3,184,700	3,836,364

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2015 and December 31, 2014.
Series A Preferred stock, 4,800 shares designated,
468 shares issued and outstanding at June 30, 2015	5	5
and December 31, 2014.
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at June 30, 2015
and December 31, 2014.	1	1
Series C1 Preferred stock, 12,500 shares designated,
117 shares issued and outstanding at June 30, 2015	1	1
and December 31, 2014.
Common stock, $0.01 par value, 75,000,000 shares authorized,
19,755,595 shares issued and outstanding at June 30, 2015
and December 31, 2014.	197,556	197,556
Additional paid-in capital	80,323,369	79,712,290
Accumulated deficit	(71,828,874)	(65,993,722)

Total stockholders' equity	8,692,058	13,916,131

Total liabilities and stockholders’ equity	$11,876,758	$17,752,495

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net revenues	$990,777	$409,410	$1,642,981	$570,896

Costs and expenses:
Cost of goods sold	260,920	91,339	409,521	144,520
Sales and marketing	1,498,706	1,367,924	3,122,631	2,602,502
Research and development	370,238	311,573	733,480	679,180
General and administrative	1,371,398	1,102,929	2,846,919	2,360,287
Depreciation and amortization of intangibles	173,583	158,981	348,310	318,030
Total costs and expenses	3,674,845	3,032,746	7,460,861	6,104,519
Loss from operations	(2,684,068)	(2,623,336)	(5,817,880)	(5,533,623)

Other income (expense):
Other income, net	–	–	–	228,375
Interest income (expense), net	11	(17,151)	(17,272)	(34,001)
Other income (expense)	11	(17,151)	(17,272)	194,374

Net loss before income tax expense	(2,684,057)	(2,640,487)	(5,835,152)	(5,339,249)
Income tax expense	–	–	–	–
Consolidated net loss	(2,684,057)	(2,640,487)	(5,835,152)	(5,339,249)
Loss attributable to noncontrolling interest	–	57,426	–	98,107
Loss attributable to controlling interest	$(2,684,057)	$(2,583,061)	$(5,835,152)	$(5,241,142)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.14)	$(0.24)	$(0.30)	$(0.58)

Shares used in computing basic and diluted net loss per
common share	19,755,595	10,738,143	19,755,595	8,980,945

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months ended June 30, 2015

	Series A		Series B-2		Series C-1				Additional		Total
	Convertible		Convertible		Convertible				Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2014	468	$5	50	$1	117	$1	19,755,595	$197,556	$79,712,290	$(65,993,722)	$13,916,131

Share-based compensation	–	–	–	–	–	–	–	–	611,079	–	611,079
Net loss	–	–	–	–	–	–	–	–	–	(5,835,152)	(5,835,152)

Balance at June 30, 2015	468	$5	50	$1	117	$1	19,755,595	$197,556	$80,323,369	$(71,828,874)	$8,692,058

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities
Consolidated net loss	$(5,835,152)	$(5,339,249)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	348,310	318,030
Accretion of debt discount and other	18,441	33,809
Share-based compensation	611,079	474,533
Deferred lease obligation	(7,680)	2,767
Changes in operating assets and liabilities
Accounts receivable	589,040	(80,917)
Inventory	89,647	(19,203)
Prepaid expenses and other assets	885	91,220
Accounts payable and accrued liabilities	(763,059)	279,990
Net cash used in operating activities	(4,948,489)	(4,239,020)

Investing activities
Purchases of furniture, fixtures and equipment	(1,238)	–
Net cash used in investing activities	(1,238)	–

Financing activities
Repayments of capital lease obligation	(3,536)	(1,868)
Repayments on other financing	(68,602)	(80,502)
Net proceeds from issuance of preferred stock and common stock	–	16,778,647
Change in restricted cash	(4)	(3)
Net cash (used in) provided by financing activities	(72,142)	16,696,274

Net (decrease) increase in cash and cash equivalents	(5,021,869)	12,457,254

Cash and cash equivalents at beginning of period	12,026,612	3,425,543
Cash and cash equivalents at end of period	$7,004,743	$15,882,797

Supplemental disclosure of non-cash financing activity
Shares issued to third party for services	$-	$15,000

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

Alamo Pharma Services (“Alamo”) provides the Company with a dedicated national sales team of 20 sales representatives to promote its commercial products (the “Sales Team”). Pursuant to an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, Mission shares in the costs and expenses of the Sales Team. The Sales Team promotes the Company’s products Soltamox (tamoxifen citrate) and Gelclair and, upon its launch later in 2015, will promote Oravig.  The Sales Team also promotes two Mission products: Ferralet® 90, and Aquoral®.  The Company’s agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the Mission products complement its portfolio in presenting comprehensive offerings to the oncologist.   The Company believes its engagement of the 20-person Sales Team helps us increase the Company’s revenues and its product portfolio’s market acceptance.

On March 9, 2015, the Company entered into a commercialization agreement with Onxeo SA (“Onxeo”), giving the Company the exclusive, sublicensable, rights to distribute, promote, market and sell Oravig® in the United States as well as the right to seek regulatory approval for Oravig in Canada. Oravig is the first and only orally-dissolving buccal tablet approved for oral thrush and is expected to launch in 2015. At the same time that the Company acquired the exclusive rights to Oravig from Onxeo, it entered into a co-promotion agreement with Mission for Mission to exclusively promote Oravig in the primary care market. Upon launch, Mission will utilize their existing primary care sales force to promote the product within that market segment.  In consideration for receiving the exclusive rights to Oravig, the Company will make certain milestone payments at defined sales thresholds.

On June 3, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midatech Pharma PLC, a public limited company organized under the laws of England and Wales (“Midatech”),  Merlin Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Midatech (the “Merger Sub”), Duke Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Midatech (the “Secondary Merger Sub”) and Shareholder Representative Services, LLC, a Colorado limited liability company, solely as a representative of the stockholders of the Company (the “Stockholder Representative”), pursuant to which (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”) as the wholly owned subsidiary of Midatech and (ii) immediately following the Merger, Midatech will cause the Surviving Corporation to merge with and into Secondary Merger Sub (the “Secondary Merger”), with Secondary Merger Sub surviving the Secondary Merger as the wholly owned subsidiary of Midatech.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) (other than (i) any share of Common Stock that is outstanding immediately prior to the effective time of the Merger and that is held by a stockholder of the Company who has perfected and not withdrawn a demand for, or lost their right to, appraisal with respect to such shares (the “Dissenting Shares”), (ii) any shares held by the Company as treasury stock, (iii) any shares authorized but unissued or (iv) shares of Common Stock held by Midatech, Merger Sub or any wholly owned subsidiary of Midatech or of the Company) will be converted into rights to receive, without interest, (i) 0.272 ordinary shares (the “Midatech Ordinary Shares”) of Midatech (the “Per Share Stock Consideration”) plus (ii) one contingent value right (“CVR”), which represents the right to receive contingent payments if specified milestones are achieved within agreed time periods, subject to and in accordance with the terms and conditions of the Contingent Value Rights Agreement (as described below).  All Midatech Ordinary Shares will be delivered to the holders of Common Stock in the form of American Depositary Receipts, each representing the right to receive such number of Midatech Ordinary Shares as Midatech may determine to be the optimum number of shares (the “Midatech Depositary Shares”).

The Merger Agreement includes a collar provision under which the Exchange Ratio is subject to adjustment in the event the Exchange Ratio Market Value (as defined in the Merger Agreement) determined one business day prior to closing is less than $1.08 or greater than $1.32.  In such event, the Exchange Ratio shall be determined as follows: (1) if the Exchange Ratio Market Value is an amount less than $1.08, then the Exchange Ratio shall be equal to the quotient obtained by dividing $1.08 by the Exchange Ratio Market Value (subject to a maximum Exchange Ratio of 0.306); and (2) if the Exchange Ratio Market Value is an amount greater than $1.32, then the Exchange Ratio shall be equal to the quotient obtained by dividing $1.32 by the Exchange Ratio Market Value (subject to a minimum Exchange Ratio of 0.249).

In lieu of receiving any fractional shares of Midatech Depositary Shares, holders of Common Stock will receive from Midatech an amount of cash, without interest, less the amount of any withholding taxes, equal to the product of (i) such fraction, multiplied by (ii) the U.S. Dollar equivalent of the closing price of Midatech Ordinary Shares underlying Midatech Depositary Shares on the Alternative Investment Market of the London Stock Exchange on the last trading day preceding the Closing Date (as defined in the Merger Agreement).

The Per Share Stock Consideration and one CVR, together with any cash to be paid in lieu of fractional shares of Midatech Depositary Shares to be paid, are collectively referred to herein as the “Per Share Merger Consideration.”

Additionally, under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of issued and outstanding Series A Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C-1 Convertible Preferred Stock, other than Dissenting Shares, will be converted into the right to receive, without interest, $1,000 in cash.

Each outstanding and unexercised warrant to purchase shares of Common Stock (the “Warrant”) as of immediately prior to the effective time of the Merger will be assumed or substituted by Midatech in accordance with the terms of such Warrant and, as of the effective time of the Merger, (i) will be exercisable for (A) the number of whole shares of Midatech Ordinary Shares equal to the product of the number of shares of Common Stock that were issuable upon exercise of such Warrant immediately prior to the effective time of the Merger multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of Midatech Ordinary Shares and (B) one CVR multiplied by the total number of shares of Common Stock that were issuable upon exercise of such Warrants immediately prior to the effective time of the Merger, and (ii) the per share exercise price for each share of Midatech Ordinary Shares issuable upon exercise of Warrants so converted will be equal to the quotient determined by dividing the exercise price per share of Common Stock at which such Warrant was exercisable immediately prior to the effective time of the Merger by the Exchange Ratio, rounded up to the nearest whole cent. All Midatech Ordinary Shares delivered to the holders of Warrants will be delivered in the appropriate amount of Midatech Depositary Shares.

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

KRN5500 was designated a Fast Track Drug by the FDA in 2011.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and for those products that demonstrate the potential to address unmet medical needs.  On February 21, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Upon receipt of FDA approval, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  On April 8, 2015 the Company received notice of allowance from the US Patent Office for a modified formulation of KRN5500 that will allow a simplified dosing regimen. On July 9, 2015 the FDA provided formal agreement with the Company’s proposed development plan, including design of the Phase 2b dose-escalation strategy in cancer patients with CCIPN. The FDA also indicated agreement with proposed bridging studies for the new KRN5500 formulation. The Company is evaluating options to support further development of KRN5500 and is determining whether further internal development of KRN5500 could be beneficial to the Company’s partnering efforts.

The Company launched Soltamox in the U.S. in late 2012 and subsequently launched its second product, Gelclair in the second quarter of 2013. In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Soltamox and Gelclair in the U.S. The Company completed financings in February 2014 and June 2014, raising approximately $5.5 million and $11.3 million, respectfully in net proceeds through the issuance of preferred stock and warrants.  See Note 3.  Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations into the first quarter of 2016.

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation.  As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of and for the year ended December 31, 2014 and the periods ended June 30, 2015 and 2014.  Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q has been adjusted, as appropriate, to reflect the reverse split.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of June 30, 2015 and December 31, 2014, the Company had bank balances of $7,033,743 and $11,811,816, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, Lindencare, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation collectively represented 96% and 99.9% of our gross trade accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

Accounts Receivable

Accounts receivable at December 31, 2014 includes trade accounts receivable and a receivable from the FDA of approximately $619,000 to be refunded to the Company due to a reduction in Prescription Drug User Fee Act (“PDUFA”) fees resulting from a waiver granted by the FDA in 2014.  The refund from the FDA was received in the first quarter of 2015.

Inventories

Inventories at June 30, 2015 and December 31, 2014 were $175,633 and $265,280, respectively and consisted of finished goods.  The Company states finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the three and six months ended June 30, 2015, the Company recorded an inventory write down of approximately $50,000 associated with inventory still in its warehouse that is approaching product expiration.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of June 30, 2015 and December 31, 2014, the Company had an aggregate of $2.8 million and $3.1 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 3.0 to 7.2 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. There was no impairment to goodwill recognized during the three and six months ended June 30, 2015.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three and six months ended June 30, 2015.

Under its license agreement for Soltamox, the Company is required to meet minimum sales requirements during the license agreement’s term.  It is unlikely that the Company will meet those thresholds as of the end of 2015.  The Company is in discussions with the licensor to amend the applicable thresholds for sales of Soltamox. The Company believes it will be able to amend the license agreement to lower the minimum sales requirements and maintain terms that provide adequate economic benefits to the Company. In assessing the potential impairment of the Soltamox intangible, the Company has considered the probability of the potential amendments to the license agreements.  However, if the agreement is not amended or amended with significantly different terms, the related intangible could become impaired and any resulting impairment would be reflected in the period in which that information becomes known.

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

The Company allows for product to be returned beginning prior to and following product expiration. During the quarter ended June 30, 2015, the Company determined that its wholesalers’ inventories had been reduced to normalized amounts and that it now had sufficient experience with Soltamox and the related wholesaler distribution channel to reasonably estimate product returns from its wholesalers while the wholesalers are still holding inventory.  Therefore, effective June 30, 2015, the Company is no longer deferring the recognition of Soltamox revenue with the exception of one wholesaler for whom the Company will continue to defer revenue recognition until it has obtained sufficient sales history to reasonably estimate that wholesalers’ returns and until that wholesaler’s inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.   Soltamox revenue is recognized from products sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At June 30, 2015 and December 31, 2014 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the three and six month periods ended June 30, 2015 and 2014 as their effect is anti-dilutive. For the three and six month periods ended June 30, 2015 the following in-the-money common stock equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 1,585,456 options with a weighted average exercise price of $0.77.  For the three and six month periods ended June 30, 2014 the following in-the-money common stock equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 481,711 common stock equivalents from the Series C-1 preferred stock with a conversion price of $1.11 and 153,848 options with a weighted average exercise price of $1.17.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss attributable to controlling interest	$(2,684,057)	$(2,583,061)	$(5,835,152)	$(5,241,142)

Basic and diluted net loss per common share attributable to controlling interest:

Weighted-average shares used in computing basic and diluted net loss per common share	19,755,595	10,738,143	19,755,595	8,980,945

Basic and diluted net loss per common share attributable to controlling interest	$(0.14)	$(0.24)	$(0.30)	$(0.58)

3.  Stockholders’ Equity

On May 30, 2014, the Company entered into a Securities Purchase Agreement (the “May 2014 Purchase Agreement”) with certain investors providing for the purchase of a total of $12,499,920 of units consisting of (1) an aggregate of 12,499.92 shares of Series C-1 Preferred Stock (convertible into a total of 11,261,189 shares of Common Stock); (2) Five-Year Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share; and (3) Thirteen-Month Warrants to purchase an aggregate of 5,630,595 shares of Common Stock at an exercise price of $1.67 per share.  The closing of the sale of the Series C-1 convertible preferred shares and warrants under the May 2014 Purchase Agreement took place in two closings on June 4, 2014 and June 5, 2014 for net proceeds of approximately $11.3 million, after deducting placement agent fees and other expenses totaling approximately $1,200,000.  As of June 30, 2015, 12,382.92 shares of Series C-1 preferred stock have been converted into an aggregate 11,155,765 shares of common stock.

On February 5, 2014, the Company filed with the Delaware secretary of state a certificate of amendment to the Company’s certificate of incorporation in order to effect a one-for-five reverse split of its outstanding common stock. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in the Company’s common stock, warrant, stock options and restricted stock activity as of and for the year ended December 31, 2014 and for the periods ended June 30, 2015 and 2014.

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

During the six month period ended June 30, 2014, investors in the Series A preferred stock converted 10 Series A shares into 800 shares of common stock, investors in the Series B-4 preferred stock converted 100 Series B-4 shares into 40,816 shares of common stock, and investors in the Series C-1 preferred stock converted 11,965.22 Series C-1 shares into 10,779,461 shares of common stock.  After such conversions, there were no shares of Series B-4 preferred stock remaining outstanding.

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

The fair value of options granted to employees and non-employee directors for the three and six months ended June 30, 2015 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Expected dividend yield	-%	-%
Expected volatility	96.74%	100.00%
Weighted-average expected life (in years)	5.80	5.90
Risk free interest rate	1.76%	1.65%
Forfeiture rate	7.86%	8.70%

The Company’s consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to Emplyees and Non-employee Directors

Research and development	$8,882	$16,358	$20,509	$53,335
Sales and marketing	28,932	20,565	82,761	64,290
General and administrative	186,999	120,373	507,809	340,969

Total stock-based compensation to	224,813	157,296	611,079	458,594
employees and non-employee directors

Warrants to non-employees
Other income, net	-	939	-	939
General and administrative	-	15,000	-	15,000
Total stock-based compensation to	-	15,939	-	15,939
non-employees

Total stock-based compensation	$224,813	$173,235	$611,079	$474,533

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

The Company recognized $15,000 in share-based compensation related to issuance of 12,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three and six months ended June 30, 2014.  The Company recognized $939 in share-based compensation related to the issuance of 1,449 warrants in the second quarter of 2014 at an exercise price of $3.45 issued to non-employees in exchange for services during the three and six months ended June 30, 2014.  Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.7 years was $1.4 million at June 30, 2015 and over an estimated weighted-average amortization period of 2.9 years was $1.5 million at June 30, 2014.

A summary of activity under the Company’s stock option plans for the six months ended June 30, 2015 is as follows:

	for Grant	Options	Price
Balance at December 31, 2014	445,577	1,142,101	$3.96
2008 Stock Plan increase	4,154,748	-	-
Options granted	(1,191,000)	1,191,000	0.79
Options forfeited	54,850	(54,850)	(2.94)
Balance at March 31, 2015	3,464,175	2,278,251	$2.33
Options granted	(406,456)	406,456	0.70
Options forfeited	13,156	(13,156)	2.65
Balance at June 30, 2015	3,070,875	2,671,551	$2.08

5.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. In November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings LLC (“Innocutis”), licensor of the product Bionect, which the Company marketed under a Marketing Agreement with Innocutis until April 1, 2015. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s Marketing Agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit, an obligation which survived the termination, on April 1, 2015, of the Marketing Agreement between the Company and Innocutis.  As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, plaintiff filed a Motion to Dismiss defendant’s Amended Complaint.  The Motion to Dismiss was denied by the Court on June 10, 2015.  The Court has ordered that fact discovery commence not earlier than January 1, 2016, and that it be completed not later than April 22, 2016.  Additional discovery and expert reports are to be submitted at intervals throughout 2016 culminating in dispositive motions being filed on or before August 26, 2016. No assurance can be given regarding the outcome of this litigation.  However, the Company believes the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn Healthcare SA (“Helsinn”).  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s license agreement with Helsinn, Helsinn is required to indemnify the Company in connection with this lawsuit.   On May 14, 2015 the parties entered into a Settlement and License Agreement which did not admit any liability or fault on the part of the defendants and which disposed of all of the claims of the plaintiff.

On June 23, 2015, a putative class action suit entitled Schnipper v. Drutz, et al., was filed by a shareholder in the Chancery Court for the State of Delaware naming the Company as a defendant along with the Company’s individual directors, Midatech, and two subsidiaries of Midatech that were formed in contemplation of the proposed merger between the Company and Midatech.  Two additional suits entitled Quinn v. DaraBiosciences, Inc., and Edwards v. Drutz, have also been filed in the Chancery Court for the State of Delaware and one additional suit was filed in the Superior Court in Wake County North Carolina (Jacob Presson v. DARA BioSciences, Inc. et al., filed on July 27, 2015).  The suits allege, among other things, that the Company and its directors violated certain fiduciary duties owing to its shareholders by entering into the Merger Agreement and that Midatech aided and abetted such actions.  The Company has notified its directors’ & officers’ insurance underwriters which, if they determine the claim is covered, will be responsible for costs of defense over a defined self-insured retention along with any damages that may ultimately be awarded.  The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against the claims.

6. Income Taxes

The Company did not record any income tax expense or benefit for the three and six months ended June 30, 2015 or 2014.

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

On March 9, 2015, we entered into a commercialization agreement with Onxeo SA (“Onxeo”), giving us the exclusive, sublicensable, rights to distribute, promote, market and sell Oravig®, in the United States as well as the right to seek regulatory approval for Oravig in Canada with the resulting exclusive, sublicensable rights to distribute, promote, market and sell Oravig there. Oravig is the first and only orally-dissolving buccal tablet approved for oral thrush and is expected to launch in 2015. At the same time that we acquired the exclusive rights to Oravig from Onxeo, we entered into a co-promotion agreement with Mission for Mission to exclusively promote Oravig in the primary care market. Upon launch, Mission will utilize their existing primary care sales force to promote the product within that market segment.  In consideration for receiving the exclusive rights to Oravig, we will make certain milestone payments at defined sales thresholds.

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

We have a clinical development asset, KRN5500, which is a phase 2 investigational product targeted for treating cancer patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (“CCIPN”).  KRN5500 was designated a Fast Track Drug by the FDA in 2011.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and those products that demonstrate the potential to address unmet medical needs.  On February 21, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics.  On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the treatment of multiple myeloma.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. On April 8, 2015 we received notice of allowance from the US Patent Office for a modified formulation of KRN5500 that will allow a simplified dosing regimen. On July 9, 2015 the FDA provided formal agreement with our proposed development plan, including design of the Phase 2b dose-escalation strategy in cancer patients with CCIPN. The FDA also indicated agreement with proposed bridging studies for the new KRN5500 formulation. We are evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs, and are determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

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

Proposed Merger

On June 3, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midatech Pharma PLC, a public limited company organized under the laws of England and Wales (“Midatech”),  Merlin Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Midatech (the “Merger Sub”), Duke Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Midatech (the “Secondary Merger Sub”) and Shareholder Representative Services, LLC, a Colorado limited liability company, solely as a representative of the stockholders of our Company (the “Stockholder Representative”), pursuant to which (i) Merger Sub will merge with and into us (the “Merger”), with the us surviving the Merger (the “Surviving Corporation”) as the wholly owned subsidiary of Midatech and (ii) immediately following the Merger, Midatech will cause the Surviving Corporation to merge with and into Secondary Merger Sub (the “Secondary Merger”), with Secondary Merger Sub surviving the Secondary Merger as the wholly owned subsidiary of Midatech.

The Merger Agreement is subject to approval by our stockholders, with the date of the stockholder meeting to approve the Merger Agreement yet to be announced.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.01 per share (the “Common Stock”) (other than (i) any share of Common Stock that is outstanding immediately prior to the effective time of the Merger and that is held by a stockholder who has perfected and not withdrawn a demand for, or lost their right to, appraisal with respect to such shares (the “Dissenting Shares”), (ii) any shares held by us as treasury stock, (iii) any shares authorized but unissued or (iv) shares of Common Stock held by Midatech, Merger Sub or any wholly owned subsidiary of Midatech or of us) will be converted into rights to receive, without interest, (i) 0.272 ordinary shares (the “Midatech Ordinary Shares”) of Midatech (the “Per Share Stock Consideration”) plus (ii) one contingent value right (“CVR”), which represents the right to receive contingent payments if specified milestones are achieved within agreed time periods, subject to and in accordance with the terms and conditions of the Contingent Value Rights Agreement (as described below).  All Midatech Ordinary Shares will be delivered to the holders of Common Stock in the form of American Depositary Receipts, each representing the right to receive such number of Midatech Ordinary Shares as Midatech may determine to be the optimum number of shares (the “Midatech Depositary Shares”).

The Merger Agreement includes a collar provision under which the Exchange Ratio is subject to adjustment in the event the Exchange Ratio Market Value (as defined in the Merger Agreement) determined one business day prior to closing is less than $1.08 or greater than $1.32.  In such event, the Exchange Ratio shall be determined as follows: (1) if the Exchange Ratio Market Value is an amount less than $1.08, then the Exchange Ratio shall be equal to the quotient obtained by dividing $1.08 by the Exchange Ratio Market Value (subject to a maximum Exchange Ratio of 0.306); and (2) if the Exchange Ratio Market Value is an amount greater than $1.32, then the Exchange Ratio shall be equal to the quotient obtained by dividing $1.32 by the Exchange Ratio Market Value (subject to a minimum Exchange Ratio of 0.249).

In lieu of receiving any fractional shares of Midatech Depositary Shares, holders of Common Stock will receive from Midatech an amount of cash, without interest, less the amount of any withholding taxes, equal to the product of (i) such fraction, multiplied by (ii) the U.S. Dollar equivalent of the closing price of Midatech Ordinary Shares underlying Midatech Depositary Shares on the Alternative Investment Market of the London Stock Exchange on the last trading day preceding the Closing Date (as defined in the Merger Agreement).

The Per Share Stock Consideration and one CVR, together with any cash to be paid in lieu of fractional shares of Midatech Depositary Shares to be paid, are collectively referred to herein as the “Per Share Merger Consideration.”

Additionally, under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of issued and outstanding Series A Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C-1 Convertible Preferred Stock, other than Dissenting Shares, will be converted into the right to receive, without interest, $1,000 in cash.

Each outstanding and unexercised warrant to purchase shares of Common Stock (the “Warrant”) as of immediately prior to the effective time of the Merger will be assumed or substituted by Midatech in accordance with the terms of such Warrant and, as of the effective time of the Merger, (i) will be exercisable for (A) the number of whole shares of Midatech Ordinary Shares equal to the product of the number of shares of Common Stock that were issuable upon exercise of such Warrant immediately prior to the effective time of the Merger multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares of Midatech Ordinary Shares and (B) one CVR multiplied by the total number of shares of Common Stock that were issuable upon exercise of such Warrants immediately prior to the effective time of the Merger, and (ii) the per share exercise price for each share of Midatech Ordinary Shares issuable upon exercise of Warrants so converted will be equal to the quotient determined by dividing the exercise price per share of Common Stock at which such Warrant was exercisable immediately prior to the effective time of the Merger by the Exchange Ratio, rounded up to the nearest whole cent. All Midatech Ordinary Shares delivered to the holders of Warrants will be delivered in the appropriate amount of Midatech Depositary Shares.

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

We currently have exclusive licenses to two FDA approved products, Soltamox and Oravig; an exclusive license to distribute, promote and market an FDA-cleared product, Gelclair; and a marketing agreement to co-promote two Mission products:  Ferralet 90 and Aquoral.  We are working to expand our portfolio to include additional products through licenses and other collaborative arrangements.

KRN-5500 Clinical Stage Asset

KRN5500 is a novel, non-narcotic/non-opioid intravenous product being investigated for the treatment of painful CCIPN that is refractory to conventional analgesics.  In July of 2004, we obtained an exclusive worldwide license (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan for the treatment of pain and central and peripheral nervous system conditions or diseases.  In May of 2004, we also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for  treating pain.

We have successfully completed a Phase 2a proof of concept study of KRN5500 in 19 patients with advanced cancer and analgesia-resistant neuropathic pain where it showed clinically-significant and statistically-significant pain reduction versus placebo (p = 0.03) using standardized pain test scores. There were no major safety concerns although nausea and vomiting were a common occurrence. The FDA has designated KRN5500 a Fast Track drug, based on its potential usefulness in treating a serious medical condition and in fulfilling an unmet medical need. We have made changes which we believe improve and simplify the formulation and have manufactured new drug substance for the next clinical trial.  Since KRN5500 would complement our portfolio of oncology treatment and supportive care pharmaceuticals, we are evaluating options to partner the drug with an established oncology development company to undertake and support the cost for the Phase 2b program, as well as determining whether any further internal development of KRN5500 would be beneficial to our partnering efforts.

On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Upon approval by the FDA, Orphan Drug Designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. On April 8, 2015 DARA received notice of allowance from the US Patent Office for a modified formulation of KRN5500 that will allow a simplified dosing regimen. On July 9, 2015 the FDA provided formal agreement with DARA’s proposed development plan, including design of the Phase 2b dose-escalation strategy in cancer patients with CCIPN. The FDA also indicated agreement with proposed bridging studies for the new KRN5500 formulation.

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

We allow for product to be returned beginning prior to and following product expiration. During the quarter ended June 30, 2015, we determined that our wholesaler inventories had been reduced to a normalized amount and that we now had sufficient experience with Soltamox and the related wholesaler distribution channel to reasonably estimate product returns from our wholesalers while the wholesalers are still holding inventory. Therefore, effective June 30, 2015, we are no longer deferring the recognition of Soltamox revenue with the exception of one wholesaler for whom we will continue to defer revenue recognition until the we have obtained sufficient sales history to reasonably estimate that wholesaler’s returns and until that wholesaler’s inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.  Soltamox revenue is recognized from product sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment.

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

Inventory

Inventory at June 30, 2015 and December 31, 2014 was $175,633 and $265,280, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  During the three and six months ended June 30, 2015, we recorded an inventory write down of approximately $50,000 associated with inventory still in our warehouse that is approaching product expiration.

Income Taxes

We use the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At June 30, 2015 and December 31, 2014 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

We evaluate the recoverability of our intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. We measure the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three and six months ended June 30, 2015.

Under the license agreement for Soltamox, we are required to meet minimum sales requirements during the license agreement’s term.  It is unlikely that we will meet those thresholds as of the end of 2015.  We are in discussions with the licensor to amend the applicable thresholds for sales of Soltamox. We believe we will be able to amend the license agreement to lower the minimum sales requirements and maintain terms that provide adequate economic benefits to us. In assessing the potential impairment of the Soltamox intangible, hawe have considered the probability of the potential amendments to the license agreements.  However, if the agreement is not amended or amended with significantly different terms, the related intangible could become impaired and any resulting impairment would be reflected in the period in which that information becomes known.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenues increased by $581,367 from $409,410 for the three months ended June 30, 2014, to $990,777 for the three months ended June 30, 2015, primarily related to increased demand for both Gelclair and Soltamox.  Similarly, cost of goods sold increased by $169,581 from $91,339 for the three months ended June 30, 2014, to $260,920 for the three months ended June 30, 2015, also primarily related to increased demand for both Gelclair and Soltamox, as well as a $50,000 inventory write down associated with Soltamox inventory that is approaching product expiration.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $130,782 from $1,367,924 for the three months ended June 30, 2014 to $1,498,706 for the corresponding 2015 period primarily as a result of increased personnel costs, including an increase in incentive based field sales compensation driven by higher sales achievement, and increased advertising and sales events expenses, partially offset by decreased public relations expenses.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses increased $58,665 from $311,573 for the three months ended June 30, 2014 to $370,238 for the corresponding 2015 period, primarily as a result of increased consulting and professional services expense and PDUFA expenses, partially offset by decreased personnel costs.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $268,469 from $1,102,929 for the three months ended June 30, 2014 to $1,371,398 for the corresponding 2015 period, primarily as a result of increased professional services costs related to the Merger Agreement.

Depreciation and amortization expense increased $14,602 from $158,981 for the three months ended June 30, 2014 to $173,583 for the corresponding 2015 period, primarily as a result of higher amortization expense.

Other income (expense) reflects non-operating activities associated with investments, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income increased $17,162 from $17,151 in expense for the three months ended June 30, 2014 to $11 in income for the corresponding 2015 period, primarily as a result of reduced interest expense.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenues increased by $1,072,085 from $570,896 for the six months ended June 30, 2014, to $1,642,981 for the six months ended June 30, 2015, primarily related to increased demand for both Gelclair and Soltamox.  Similarly, cost of goods sold increased by $265,001 from $144,520 for the six months ended June 30, 2014, to $409,521 for the six months ended June 30, 2015, also primarily related to increased demand for both Gelclair and Soltamox, as well as a $50,000 inventory write down associated with Soltamox inventory that is approaching product expiration.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $520,129 from $2,602,502 for the six months ended June 30, 2014 to $3,122,631 for the corresponding 2015 period primarily as a result of increased personnel costs, partially offset by a reduction in public relations expense.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses increased $54,300 from $679,180 for the six months ended June 30, 2014 to $733,480 for the corresponding 2015 period, primarily as a result of increased consulting and professional services expense and PDUFA fees, partially offset by decreased personnel costs.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $486,632 from $2,360,287 for the six months ended June 30, 2014 to $2,846,919 for the corresponding 2015 period, primarily as a result of increased personnel costs, increased stock-based compensation costs and increased professional services costs related to the Merger Agreement.

Depreciation and amortization expense increased $30,280 from $318,030 for the six months ended June 30, 2014 to $348,310 for the corresponding 2014 period, primarily as a result of higher amortization expense.

Other income (expense) reflects non-operating activities associated with investments, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income decreased $211,646 from $194,374 for the six months ended June 30, 2014 to $17,272 in expense for the corresponding 2015 period, primarily as a result of approximately $228,375 in net increased license revenue recognized in other income during the first quarter of 2014 related to the sublicense of DB959 to T3D Therapeutics, Inc.

Liquidity and Capital Resources

Overview

At June 30, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $7,004,743. As of June 30, 2015, we had net working capital of $5,139,703.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the six months ended June 30, 2015, cash used in our operating activities was $4,948,489.  Cash used in operating activities was primarily due to the $5,835,152 consolidated net loss and a decrease in accounts payable and accrued liabilities of $763,059, which was partially offset by a decrease in accounts receivable of $589,040, a decrease of inventory of $89,647, non-cash stock-based compensation of $611,379 and non-cash depreciation and amortization of $348,310.

During the six months ended June 30, 2015, cash used in investing activities was $1,238 and was related to the purchase of furniture, fixtures and equipment.

During the six months ended June 30, 2015, cash used in financing activities was $72,142 and was related to payments on capital leases and other financing agreements.

Financial Condition and Outlook

We believe we have sufficient working capital to continue our operations into the first quarter of 2016.  If the Merger is not completed on a timely basis, we will need to obtain additional investment capital to pursue our future business plan.  Our capital requirements will depend upon numerous factors, including our ability to generate revenue through our sales and marketing efforts as well as the level of costs we incur in building our portfolio of products and expanding our sales and marketing organization and our ability to license our technologies to third parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November, 2012, a suit was filed in the United States District Court for the District of Columbia naming DARA as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC (“Innocutis”), Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our Marketing Agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit, an obligation which survived the termination, on April 1, 2015, of the Marketing Agreement between us and Innocutis.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, plaintiff filed a Motion to Dismiss defendant’s Amended Complaint.  The Motion to Dismiss was denied by the Court on June 10, 2015.  The Court has ordered that fact discovery commence not earlier than January 1, 2016, and that it be completed not later than April 22, 2016.  Additional discovery and expert reports are to be submitted at intervals throughout 2016 culminating in dispositive motions being filed on or before August 26, 2016.  No assurance can be given regarding the outcome of this litigation.  However, we believe the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

In July, 2014, a suit was filed in the United States District Court for the District of Columbia naming us as a defendant. The plaintiff in the suit is GlycoBioSciences Inc.  Also named as a defendant is Helsinn Healthcare SA (“Helsinn”).  The plaintiff alleges that defendants’ distribution and sale of Gelclair infringes on one of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s  license agreement with Helsinn. Helsinn is required to indemnify us in connection with this lawsuit.  On May 14, 2015, the parties entered into a Settlement and License Agreement which did not admit any liability or fault on the part of the defendants and which disposed of all of the claims of the plaintiff.

On June 23, 2015, a putative class action suit entitled Schnipper v. Drutz, et al., was filed by a shareholder in the Chancery Court for the State of Delaware naming us as a defendant along with our individual directors, Midatech , and two subsidiaries of Midatech that were formed in contemplation of the proposed merger between DARA and Midatech.  Two additional suits entitled Quinn v. DaraBiosciences, Inc., and Edwards v. Drutz, have also been filed in the Chancery Court for the State of Delaware and one additional suit was filed in the Superior Court in Wake County North Carolina (Jacob Presson v. DARA BioSciences, Inc. et al., filed on July 27, 2015).  The suits allege, among other things, that we and our directors violated certain fiduciary duties owing to our shareholders by entering into the Merger Agreement and that Midatech aided and abetted such actions.  We have notified our directors’ & officers’ insurance underwriters which, if they determine the claim is covered, will be responsible for costs of defense over a defined self-insured retention along with any damages that may ultimately be awarded.  We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims.

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

Risks Related to Our Business

We have limited cash on hand and may not be able to continue to operate as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern.  Without taking into account funding that we may receive from Midatech if the mergers close in a timely manner, we estimate that we will have sufficient working capital to continue our operations into the first quarter of 2016.  If we incur unanticipated expenses, our capital resources may be expended more rapidly than we currently expect.  Our continued losses and lack of capital raise substantial doubt about our ability to continue independently as a going concern.  Should the Merger not occur, we will review alternatives to source adequate financing to continue our business.  If adequate financing is not available on acceptable terms, if at all, we may be forced to seek bankruptcy protection.

Additionally, in the event that the merger is not completed in a timely manner, our independent registered public accounting firm may include in its report regarding our consolidated financial statements for the year ending December 31, 2015 a statement to the effect that our significant losses from operations and our immediate need for financing raise substantial doubt about our ability to continue as a going concern.

We will have an immediate need to raise significant capital if the mergers do not occur in a timely manner.

If the Merger does not occur, we anticipate that significant additional financing will be required in the future to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

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

If the Merger is not completed, we intend to finance our business, in part, through the private placement and public offering of equity and debt securities as needed. We have historically financed our operations primarily from proceeds of registered direct offerings and private placements of equity securities and the sale of securities we acquired through investments made in other companies. If we raise additional equity capital, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional equity securities, such issuances will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in control.

We have a history of losses and do not expect to become profitable in the near future.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We incurred a net loss of $9.2 million for the year ended December 31, 2014, and $5.8 million for the six months ended June 30, 2015. As of June 30, 2015, our accumulated deficit was $71.8 million. We have not achieved operating profitability on a quarterly or annual basis.

Historically, there have been limited sales of our products.  Our revenues were $0.4 million for the year ended December 31, 2013, $1.9 million for the year ended December 31, 2014 and $1.6 million for the six months ended June 30, 2015.  We will need to significantly grow our revenues to become profitable.

Our limited experience selling and marketing pharmaceutical products may make it difficult to evaluate our business to date and future viability.

We are in the early stage of our commercial operations and have only a limited operating history on which to base an evaluation of our current business and prospects. For example, we are in the early stages of building our sales and marketing strategy and organization and have only recently established a national sales team.  We have not yet launched Oravig into the marketplace and cannot accurately predict the effectiveness of our sales and marketing of Oravig.  Our operations and development are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technologies and alternative therapies in the pharmaceutical industry, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

Our business will be harmed if we do not successfully execute our business strategy.

Our business strategy is to in-license products for commercialization, enter into collaborative agreements with drug manufacturers and develop with a partner, out-license or sell KRN 5500, our remaining clinical development asset. Our management believes these measures are critical to successfully building our portfolio of oncological products for commercialization. We may not be able to secure needed licensing or other partnering arrangements, and any such arrangements, even if completed successfully, may not be on terms favorable to us, may not perform as expected, may result in unexpected liabilities and may never contribute significant revenues or cash flow. We depend to a significant extent on the expertise of and dedication of sufficient resources by our licensors, licensees and partners to develop and commercialize products. Each individual licensor, licensee or corporate partner will control the amount and timing of resources devoted by it to these activities. Moreover, the success of any such licenses or other alliances depends in part upon such partners’ own marketing and strategic considerations, including the relative advantages of alternative marketing partners and strategies. Corporate partners may pursue alternative technologies or develop products that are competitive with our products. Disputes may arise between us and one or more of our collaborative partners regarding our collaborative arrangements. In such an event, we may be required to initiate or defend expensive litigation or arbitration proceedings or to seek and attempt to reach agreement with another collaborative partner. We may not be able to resolve successfully a dispute with a collaborative partner or to enter into a satisfactory arrangement with a replacement collaborative partner. If we are not successful in executing our business strategy we will not achieve the revenues we anticipate and our business will be materially harmed.

Our ability to generate revenues or profits from our products will be dependent upon the successful operation of the dedicated sales force that a third party provides to us under a contractual arrangement. Any challenges that may arise in connection with the ongoing operations of the dedicated sales force, or any failure of our marketing strategy to achieve the desired results, could have a material adverse effect on our financial condition, operating results and stock price.

In October 2013, we entered into an agreement with Alamo for a twenty (20) person national sales team in the U.S. oncology market. Pursuant to the agreement and a shared sales force agreement with Mission (Alamo’s parent company), since January 2014 the Alamo sales team has promoted our Soltamox® (tamoxifen citrate) and Gelclair® products, as well as Mission’s Ferralet® 90 (for anemia) and Aquoral® (for cancer related dry mouth). Mission’s products are concurrently being promoted by Mission in other non-oncology related therapeutic markets and all are under patent protection throughout the term of our agreement with Mission. The agreements with Alamo and Mission expand our presence in oncology supportive care to address ongoing areas of unmet medical need.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we will not generate material product revenues and we will not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the prevalence and severity of any side effects;

●	the efficacy and potential advantages of alternative treatments;

●	the cost of our product candidates;

●	the willingness of physicians to prescribe our products; and

●	sufficient coverage or reimbursement by government and commercial payers.

Commercialization of a new product or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally.

Commercialization of a new or newly launched product, including Gelclair, Oravig and Soltamox, or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:

●	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

●	proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and

●	third parties, who may have larger sales and marketing capacities, may offer equivalent or superior products.

Our ability to commercialize our products will depend on, among other things, our ability to:

●	complete any necessary clinical trials and studies with respect to any partnered clinical assets;

●	obtain and maintain necessary intellectual property rights to our products;

●	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

●	enter into arrangements with manufacturers to provide manufacturing resources;

●	establish marketing and sales channels; and

●	Obtain favorable reimbursement coverage and formulary placement for our products.

If we does not successfully execute some or all of these initiatives, our commercialization efforts may not succeed and our business will be materially harmed.

We cannot guarantee that we will be able to effectively market our existing products and product candidates.

A significant part of our success depends on the various marketing strategies that we plan to implement. Our business model was historically focused solely on product development, and until our launch of Soltamox in late 2012, we had never attempted to commercialize any product. We are in the early stages of building our sales and marketing strategy and organization, and only established a national sales team in January 2014 through our contractual relationships with Mission and Alamo. There can be no assurance as to the success of any such marketing strategy or that we will be able to build a successful sales and marketing organization. If we cannot effectively market those products we seek to commercialize directly, such products’ prospects will be harmed.

We are substantially dependent on a relatively small group of products.

Sales of a limited number of products collectively represent substantially all of our revenues and our management expects this concentration will continue in the foreseeable future. If the volume or pricing of our largest selling products do not increase, or if it declines, in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected.

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

We do not, nor do we intend to, manufacture any products our self.  Instead, we rely on third parties to manufacture the products we seek to commercialize. If the third parties we contract with do not provide these services to us in a satisfactory manner, we may not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if we encounter delays or difficulties with our manufacturing partners in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our third party manufacturers are unable to obtain or deliver sufficient quantities of finished products on a timely basis or we develop any significant disagreements with such parties, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain third parties for the supply of finished products on commercially acceptable terms, we may not be able to sell our products as planned.

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

A loss of our license rights to use certain critical intellectual property or distribution rights for any reason could have a material adverse effect on our business.

We have entered into exclusive license agreements with third parties to obtain the right to distribute certain products.  If we breach or fail to perform the material conditions of our license agreements, including the minimum sales requirements, we may lose all or some of our rights to intellectual property or other contractual rights that are necessary for us to sell our products.  Such loss could have a material adverse effect on our business.

Our clinical development asset, KRN 5500, is in an early stage of development, and we may not be able to successfully partner it.

The drug development process is highly uncertain and requires a substantial investment of capital. KRN5500 is in the early stages of development and has not been approved for commercial sale.  We do not presently have the resources to fully develop KRN 5500 into a commercial product.  We are attempting to partner the drug with other organizations who may have the interest and resources to undertake and support the cost of a Phase 2b program to test for safety and efficacy. Before a drug product is approved by the FDA for commercial marketing, it must be tested for safety and effectiveness in clinical trials that are expensive to conduct and can take many years to complete. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. Pharmaceutical companies may experience significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical and clinical trials. At any time, new safety information may lead the FDA to place a clinical trial on clinical hold, or permanently stop the trial. We or our collaborators may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidate from being successfully commercialized, including:

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

Our success depends largely on our ability to attract and retain managerial personnel, and to have a fully staffed sales force pursuant to our contractual arrangements with Alamo.  We operate with a small staff and a 20-person contracted sales force.  Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. The loss of one or more members of our managerial or commercial staff, or any administrative difficulties associated with the implementation of our sales force through Alamo or difficulties in keeping the sales force fully staffed, could have a material adverse effect on our future operations and on the successful development of products for our target markets. The failure to maintain management, particularly our Chief Executive Officer, Chief Medical Officer and Senior Vice President, Commercial Operations and Business Development, and to attract additional key sales and other personnel could materially adversely affect our business, financial condition and results of operations.

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

Our patents also may not afford our protection against numerous competitors with similar technology. Patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and in some cases not at all. Therefore, because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to develop the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. Even in the event that our patents are upheld as valid and enforceable, they may not foreclose potential competitors from developing new technologies or “workarounds” that circumvent our patent rights. This means that our patent portfolio may not prevent the entry of a competitive product into the market. In addition, patents generally expire, regardless of their date of issue, 20 years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. We seek to protect this information in part through confidentiality agreements with our employees, consultants and third parties. If any of these agreements are breached, we may not have adequate remedies for any such breach. Moreover, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose such trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

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

In November 2012, a suit was filed in the United States District Court District of Columbia naming us as a defendant. Plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant is Innocutis Holdings, LLC.  We and Innocutis were parties to a now-terminated Exclusive Marketing Agreement that granted us rights to promote Bionect in the U.S. oncology and radiation oncology marketplace. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Exclusive Marketing Agreement, Innocutis is required to indemnify us in connection with this lawsuit, an obligation which survives the expiration or termination of the Exclusive Marketing Agreement. As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013. On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint asserting that defendants infringed on certain patents relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, plaintiff filed a Motion to Dismiss defendant’s Amended Complaint.  The Motion to Dismiss was denied by the Court on June 10, 2015.  The Court has ordered that fact discovery commence not earlier than January 1, 2016, and that it be completed not later than April 22, 2016.  Additional discovery and expert reports are to be submitted at intervals throughout 2016 culminating in dispositive motions being filed on or before August 26, 2016.  No assurance can be given regarding the outcome of this litigation or its effect on our financial position or results of operations.

Pending litigation against us in connection with the proposed merger with Midatech could result in an injunction preventing the merger, a judgment resulting in the payment of damages, and significant defense costs.

On June 23, 2015, a putative class action suit entitled Schnipper v. Drutz, et al., was filed by a shareholder in the Chancery Court for the State of Delaware naming us as a defendant along with our individual directors, Midatech, and two subsidiaries of Midatech that were formed in contemplation of the proposed merger between DARA and Midatech.  Two additional suits entitled Quinn v. DaraBiosciences, Inc., and Edwards v. Drutz, have also been filed in the Chancery Court for the State of Delaware.  The suits allege, among other things, that we and our directors violated certain fiduciary duties owing to our shareholders by entering into the Merger Agreement and that Midatech aided and abetted such actions.  The nature of litigation is inherently uncertain and costly. If we do not prevail in the litigation we may be subject to outcomes that could include significant financial judgments in favor of the plaintiffs, the blocking of the proposed merger with Midatech, and other awards which could have a material adverse effect on our business.  Although, we have directors’ & officers’ insurance which is designed to cover the costs of defense over a defined self-insured retention along with any damages that may ultimately be awarded for covered claims, we may not be protected by the policies. Additionally, if our insurance underwriters determine that the claims are not fully covered by our policies, we may not be able to rely on insurance to cover the costs of the litigation or any financial damages which could be awarded by the Court, either of which could have a material adverse impact on our operations and financial condition.

Our inability to manage our planned growth could harm our business.

As we work toward building a portfolio of oncology treatment and supportive care pharmaceutical products and a sales organization that will market such products for sale, we expect to require additional personnel. As a result, our operating expenses and capital requirements may increase significantly. Our ability to manage our growth effectively requires us to forecast accurately our sales and growth and manufacturing needs and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

Risks Relating to the Pharmaceutical Industry in Which We Operate

The pharmaceutical and biotechnology industries are intensely competitive and we may be unable to successfully compete against competitors with substantially more resources than we have.

In general, the pharmaceutical and biotechnology industries are intensely competitive. The technological areas in which we work continue to evolve at a rapid pace. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and we expect it to increase. Many of these competitors are substantially larger than us and have substantially greater capital resources, research and development capabilities and experience, manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.

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

If the healthcare system or reimbursement policies change, the prices of ours potential products may be lower than expected and our potential sales may decline.

The levels of revenues and profitability of bio-pharmaceutical companies like us may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of healthcare through various means. For example, in the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. Moreover, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. We cannot assure you that any of our potential products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our potential products on a competitive and profitable basis.

Government regulation of our business is extensive and drug approvals are uncertain, expensive and time-consuming.

The research, development, pre-clinical and clinical trials of any intended products, including ones we may seek to partner with licensees or collaborators, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad, such as in the European Union and Japan. The process of obtaining FDA and other required regulatory approvals for drug and biological products, including required pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown adverse events or failure to comply with the applicable manufacturing, packaging, distribution and marketing requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market as well as possible criminal and civil sanctions.

Currently we have only one clinical development candidate, KRN 5500. We are looking to find a partner with the interest and resources to undertake and support the cost for the Phase 2b program.  The Merger Agreement provides that we may, for a period of time following the completion of the Merger, continue to seek a partner for KRN 5500. A delay or setback in the partnering efforts with respect to KRN5500 would have a material adverse effect on our ability to realize any benefits from the drug candidate.

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

Our products that are approved for market are still subject to continuing regulation.  Any proposed products that may in the future be approved for market will also be subject to continued regulation.  We and our collaborative partners, including our manufacturers, will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to pharmaceutical products marketed in the U.S., including labeling regulations, the FDA’s Good Manufacturing Practice requirements, Good Clinical Practices and Good Laboratory Practices, review and response to adverse drug experience reports and regulation governing marketing and promotion of approved drug products. Our failure to comply with applicable regulatory requirements could result in enforcement action or sanctions by the FDA and other governmental agencies, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business exposes us to potential liability for personal injury and product liability claims that could affect our financial condition.

Our business involves the testing of new drugs on human volunteers and the use of our marketed products by patients. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug. Many study volunteers and participants are already seriously ill and are at risk of further illness or death. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements that we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, we could be materially and adversely affected both financially and reputationally. Any such claims may also prevent us from being able to obtain adequate insurance for these risks at reasonable rates in the future.

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

We have initiated participation in the federal Medicaid Rebate Program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs, in connection with the sale of Soltamox and would anticipate participating in these programs with respect to future pharmaceutical products, including Oravig. Though to date invoices for rebates have not been material, under the Medicaid rebate program, we anticipate paying a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws in connection with allegedly inaccurate information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that ours business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team in the promotion of our licensed or co-promoted products, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2015.

                                           DARA BIOSCIENCES, INC.

Date: August 12, 2015	By:	/s/ Christopher G. Clement
Christopher G. Clement
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	By:	/s/ David L. Tousley
David L. Tousley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc., as certified by the Secretary of State of the State of Delaware on June 3, 2014.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008

31.1	Certification of Christopher G. Clement. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2015

31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2015

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2015

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Extension Calculation Linkbase****

101.DEF	XBRL Definition Linkbase****

101.LAB	XBRL Taxonomy Extension Label Linkbase****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase****

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