Form 10-Q
period 2015-09-30
DARA BioSciences, Inc.
filed 2015-11-02
CIK 919745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or
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

The number of shares outstanding of the Registrant’s common stock as of November 2, 2015 was 19,755,595.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,658,815	$12,026,612
Accounts receivable, net	1,150,631	1,354,880
Inventory, net	266,955	265,280
Prepaid expenses and other assets, current portion	148,282	126,994
Total current assets	6,224,683	13,773,766

Furniture, fixtures and equipment, net	25,776	35,597
Restricted cash	12,893	12,888
Intangible assets, net	2,598,364	3,109,034
Goodwill	821,210	821,210
Total assets	$9,682,926	$17,752,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$891,680	$483,244
Accrued liabilities	1,084,517	669,863
Accrued compensation	1,082,977	1,153,109
License milestone liability	–	1,231,559
Other financing agreements	52,276	–
Deferred revenue and other reserves	320,264	200,161
Capital lease obligation, current portion	8,205	7,342
Total current liabilities	3,439,919	3,745,278

Deferred lease obligation	56,823	68,869
Capital lease obligation, net of current portion	15,950	22,217
Total liabilities	3,512,692	3,836,364

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2015 and December 31, 2014.
Series A Preferred stock, 4,800 shares designated,
468 shares issued and outstanding at September 30, 2015, and December 31, 2014.	5	5
Series B2 Preferred stock, 15,000 shares designated,
50 shares issued and outstanding at September 30, 2015 and December 31, 2014.	1	1
Series C1 Preferred stock, 12,500 shares designated,
117 shares issued and outanding at September 30, 2015 and December 31, 2014.	1	1
Common stock, $0.01 par value, 75,000,000 shares authorized,
19,755,595 shares issued and outstanding at September 30, 2015 and December 31, 2014.	197,556	197,556
Additional paid-in capital	80,499,326	79,712,290
Accumulated deficit	(74,526,655)	(65,993,722)

Total stockholders' equity	6,170,234	13,916,131

Total liabilities and stockholders’ equity	$9,682,926	$17,752,495

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net revenues	$1,181,060	$597,777	$2,824,041	$1,168,673

Operating expenses:
Cost of Sales	241,284	125,864	650,805	270,384
Sales and marketing	1,563,746	1,099,931	4,686,377	3,702,433
Research and development	336,950	383,159	1,070,430	1,062,339
General and administrative	1,563,307	1,004,081	4,410,226	3,364,368
Depreciation and amortization of intangibles	173,419	159,790	521,729	477,820
Total operating expenses	3,878,706	2,772,825	11,339,567	8,877,344
Loss from operations	(2,697,646)	(2,175,048)	(8,515,526)	(7,708,671)

Other income (expense):
Other income, net	–	–	–	228,375
Interest expense, net	(135)	(15,654)	(17,407)	(49,655)
Other income (expense)	(135)	(15,654)	(17,407)	178,720

Net loss before income tax expense	(2,697,781)	(2,190,702)	(8,532,933)	(7,529,951)
Income tax benefit (expense)	–	–	–	–
Consolidated net loss	(2,697,781)	(2,190,702)	(8,532,933)	(7,529,951)
Loss attributable to noncontrolling interest	–	80,234	–	178,341
Loss attributable to controlling interest	$(2,697,781)	$(2,110,468)	$(8,532,933)	$(7,351,610)

Basic and diluted net loss per common share
attributable to controlling interest	$(0.14)	$(0.11)	$(0.43)	$(0.59)

Shares used in computing basic and diluted net loss per
common share	19,755,595	19,461,538	19,755,595	12,512,866

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months ended September 30, 2015

	Series A		Series B-2		Series C-1				Additional		Total
	Convertible		Convertible		Convertible				Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2014	468	$5	50	$1	117	$1	19,755,595	$197,556	$79,712,290	$(65,993,722)	$13,916,131

Share-based compensation	–	–	–	–	–	–	–	–	787,036	–	787,036
Net loss	–	–	–	–	–	–	–	–	–	(8,532,933)	(8,532,933)

Balance at September 30, 2015	468	$5	50	$1	117	$1	19,755,595	$197,556	$80,499,326	$(74,526,655)	$6,170,234

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities
Consolidated net loss	$(8,532,933)	$(7,529,951)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	521,729	477,821
Inventory writedown	50,061	–
Accretion of debt discount and other	18,441	51,355
Share-based compensation	787,036	648,538
Deferred lease obligation	(12,046)	(547)
Changes in operating assets and liabilities:
Accounts receivable	204,249	(288,683)
Inventory	(51,736)	(137,968)
Prepaid expenses and other assets	151,484	180,743
Accounts payable and accrued liabilities	(376,939)	544,918
Net cash used in operating activities	(7,240,654)	(6,053,774)

Investing activities
Purchases of furniture, fixtures and equipment	(1,238)	(2,134)
Net cash used in investing activities	(1,238)	(2,134)

Financing activities
Repayments of capital lease obligation	(5,404)	(3,482)
Repayments on other financing	(120,496)	(141,398)
Net proceeds from issuance of preferred stock and common stock	–	16,777,425
Change in restricted cash	(5)	(5)
Net cash (used in) provided by financing activities	(125,905)	16,632,540
Net (decrease) increase in cash and cash equivalents	(7,367,797)	10,576,632
Cash and cash equivalents at beginning of period	12,026,612	3,425,543
Cash and cash equivalents at end of period	$4,658,815	$14,002,175

Supplemental disclosure of non-cash financing activity
Shares issued to third party for services	$-	$30,939
Equipment purchased through financing	$-	$14,755

The accompanying notes are an integral part of these consolidated financial statements.

DARA BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The Company

DARA BioSciences, Inc. (the “Company”), headquartered in Raleigh, North Carolina is a specialty pharmaceutical company focused on the commercialization of oncology treatment and oncology supportive care products.  Through its acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, the Company acquired exclusive U.S. marketing rights to its first commercial, FDA-approved proprietary product license Soltamox® (tamoxifen citrate) oral solution (“Soltamox”).   Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer. On September 7, 2012 the Company entered into a license agreement with Helsinn Healthcare SA (“Helsinn”) to distribute, promote, market and sell Gelclair® (“Gelclair”), an FDA-cleared unique oral gel whose key ingredients are polyvinylpyrrolidone (PVP) and sodium hyaluronate (hyaluronic acid) for the treatment of certain approved indications in the United States, including the management of pain due to oral mucositis.  On March 9, 2015, the Company entered into a commercialization agreement with Onxeo SA (“Onxeo”), giving the Company the exclusive, sublicensable rights to distribute, promote, market and sell Oravig® (“Oravig”) in the United States as well as the right to seek regulatory approval for Oravig in Canada. Oravig is the first and only orally-dissolving buccal tablet approved for oral thrush. The Company recently launched Oravig at the beginning of October 2015.

Alamo Pharma Services (“Alamo”) provides the Company with a dedicated national sales team of 20 sales representatives to promote its commercial products (the “Sales Team”), as well as the initiation, beginning in the quarter ended September 30, 2015, of a tele sales effort to reach high volume prescribing oncologists in “white space” areas. Pursuant to an agreement, exclusive to the oncology market, with Mission Pharmacal (“Mission”), Alamo’s parent company, Mission shares in the costs and expenses of the Sales Team. The Sales Team promotes the Company’s products Soltamox  and Gelclair and, since its launch in early October 2015, is now promoting Oravig.  The Sales Team also promotes two Mission products: Ferralet® 90, and Aquoral®.  The Company’s agreements with Alamo and Mission expand the Company’s presence in oncology supportive care and the Mission products complement its portfolio in presenting comprehensive offerings to the oncologist.   The Company believes its engagement of the 20-person Sales Team helps us increase the Company’s revenues and its product portfolio’s market acceptance.  In March 2015, the Company entered into a co-promotion agreement with Mission for Mission to exclusively promote Oravig in the primary care market. Since the launch of Oravig in early October, 2015 Mission is utilizing their primary care sales force to promote the product within that market segment.  In consideration for receiving the exclusive rights to Oravig, the Company will make certain milestone payments at defined sales thresholds.

The Company has a clinical development asset, KRN5500, which is a Phase 2 investigational product targeted for treating patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (“CCIPN”). In July of 2004, the Company obtained an exclusive worldwide license (excluding Australia, New Zealand and Asia) to compounds from Kirin Brewery Co., Ltd. (now Kyowa Hakko Kirin Co., Ltd.) of Japan for the treatment of pain and central and peripheral nervous system conditions or diseases.  In May of 2004, the Company also entered into an exclusive worldwide license with Massachusetts General Hospital related to the use of certain spicamycin derivatives for use in treating pain.

KRN5500 was designated a Fast Track Drug by the FDA in 2011.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and for those products that demonstrate the potential to address unmet medical needs.  On February 21, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Upon receipt of FDA approval, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process.  On July 14, 2015 the Company was awarded a patent from the US Patent and Trademark Office for a modified formulation of KRN5500 that the Company anticipates may allow a simplified dosing regimen. On July 9, 2015 the FDA provided formal agreement with the Company’s proposed development plan, including design of the Phase 2b dose-escalation strategy in patients with a history of cancer with CCIPN. The FDA also indicated agreement with proposed bridging studies for the new KRN5500 formulation. The Company is evaluating options to support further development of KRN5500.

The Company launched Soltamox in the U.S. in late 2012 and subsequently launched its second product, Gelclair in the second quarter of 2013. As of October of this year, the Company has launched its third product, Oravig.  In the near-term, the Company’s ability to generate revenues is substantially dependent upon sales of Gelclair, Oravig and Soltamox in the U.S. The Company completed financings in February 2014 and June 2014, raising approximately $5.5 million and $11.3 million, respectively, in net proceeds through the issuance of preferred stock and warrants.  See Note 3.

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

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company  (other than (i) any share of common stock that is outstanding immediately prior to the effective time of the Merger and that is held by a stockholder of the Company who has perfected and not withdrawn a demand for, or lost their right to, appraisal with respect to such shares (the “Dissenting Shares”), (ii) any shares held by the Company as treasury stock, (iii) any shares authorized but unissued or (iv) shares of common stock held by Midatech, Merger Sub or any wholly owned subsidiary of Midatech or of the Company) will be converted into rights to receive, without interest, (i) 0.272 ordinary shares (the “Midatech Ordinary Shares”) of Midatech (the “Per Share Stock Consideration”) plus (ii) one contingent value right (“CVR”), which represents the right to receive contingent payments if specified milestones are achieved within agreed time periods, subject to and in accordance with the terms and conditions of the Contingent Value Rights Agreement (as described below).  All Midatech Ordinary Shares will be delivered to the holders of common stock in the form of American Depositary Receipts, each representing the right to receive such number of Midatech Ordinary Shares as Midatech may determine to be the optimum number of shares (the “Midatech Depositary Shares”).

The Merger Agreement includes a collar provision under which the initial exchange ratio of 0.272 is subject to adjustment in the event the Exchange Ratio Market Value (as defined in the Merger Agreement) determined one business day prior to closing is less than $1.08 or greater than $1.32 (the “Exchange Ratio”).  In such event, the Exchange Ratio shall be determined as follows: (1) if the Exchange Ratio Market Value is an amount less than $1.08, then the Exchange Ratio shall be equal to the quotient obtained by dividing $1.08 by the Exchange Ratio Market Value (subject to a maximum Exchange Ratio of 0.306); and (2) if the Exchange Ratio Market Value is an amount greater than $1.32, then the Exchange Ratio shall be equal to the quotient obtained by dividing $1.32 by the Exchange Ratio Market Value (subject to a minimum Exchange Ratio of 0.249).

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

On February 10, 2014, the Company effected a one-for-five reverse split of its outstanding common stock pursuant to an amendment to the Company’s certificate of incorporation.  As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and is reflected in our common stock, warrant, stock option and restricted stock activity as of and for the year ended December 31, 2014 and the periods ended September 30, 2015 and 2014.  Unless stated otherwise, all share data in this Quarterly Report on Form 10-Q has been adjusted, as appropriate, to reflect the reverse split.

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

Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations into the first quarter of 2016. If the Company incurs unanticipated expenses, its capital resources may be expended more rapidly than is currently expected.  The continued losses and lack of capital raise substantial doubt about the Company’s ability to continue independently as a going concern.  Should the Merger not occur, management will review alternatives to source adequate financing to continue its business.  If adequate financing is not available on acceptable terms, if at all, the Company may be forced to seek bankruptcy protection.

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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

During 2014, the Company merged DARA Pharmaceuticals, Inc. into DARA BioSciences, Inc. and dissolved Oncogenerix, Inc.  The Company reacquired the remaining 25% minority interest in DARA Therapeutics held by Massachusetts General Hospital (“MGH”).  Accordingly, the 2015 and 2014 consolidated financial statements include the accounts of DARA BioSciences, Inc. and its wholly-owned subsidiary, DARA Therapeutics, Inc.  The Company has control of all subsidiaries, and as such, they are all consolidated in the presentation of the consolidated financial statements. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities.  The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits.  The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of September 30, 2015 and December 31, 2014, the Company had bank balances of $4,449,689 and $11,811,816, respectively, in excess of federally insured limits of $250,000 held in non-investment accounts.  In addition, our top four customers, Lindencare, Cardinal Health, McKesson Corporation, and Amerisource Bergen Corporation collectively represented 100% and 99.9% of our gross trade accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

Accounts Receivable

Accounts receivable at December 31, 2014 includes trade accounts receivable and a receivable from the FDA of approximately $619,000 to be refunded to the Company due to a reduction in Prescription Drug User Fee Act (“PDUFA”) fees resulting from a waiver granted by the FDA in 2014.  The refund from the FDA was received in the first quarter of 2015.

Inventories

Inventories at September 30, 2015 and December 31, 2014 were $266,955 and $265,280, respectively and consisted of finished goods.  The Company states finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value.  In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition.  Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  During the nine months ended September 30, 2015, the Company recorded an inventory write down of approximately $50,000 associated with inventory still in its warehouse that is approaching product expiration.

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

Product rights are amortized over the estimated useful life of the product or the license agreement term on a straight-line or other basis to match the economic benefit received. Amortization begins once product rights are secured. The Company evaluates its product rights on an ongoing basis to determine whether a revision to their useful lives should be made. This evaluation is based on its projection of the future cash flows associated with the products. As of September 30, 2015 and December 31, 2014, the Company had an aggregate of $2.6 million and $3.1 million, respectively, in capitalized product rights, which it expects to amortize over remaining periods of approximately 2.8 to 7.0 years.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value. There was no impairment to goodwill recognized during the three and nine months ended September 30, 2015.

Under the terms of the original license agreement for Soltamox, the Company was required to meet minimum sales requirements during the license agreement’s term.  However, as of October 1, 2015, the Company and Rosemont amended the original agreement with new terms that will be applicable for the duration of the agreement.  Pursuant to these terms, the minimum sales requirements have been deleted and the Company will instead guarantee Rosemont an annual minimum payment, which payment includes a minimum purchase of Soltamox finished goods inventory that the Company believes should be sufficient for its annual inventory needs.  In addition, during the final year of the initial term of the agreement, the Company has agreed to pay Rosemont an additional royalty on gross margin for units sold above a specified threshold.  The initial term is expected to end on June 29, 2018.

The Company evaluates the recoverability of its intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. The Company measures the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three and nine months ended September 30, 2015.

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

The Company allows for product to be returned beginning prior to and following product expiration.  During the quarter ended June 30, 2015, the Company determined that its wholesalers’ inventories had been reduced to normalized amounts and that it now had sufficient experience with Soltamox and the related wholesaler distribution channel to reasonably estimate product returns from its wholesalers while the wholesalers are still holding inventory.  Therefore, effective June 30, 2015, the Company no longer defers the recognition of Soltamox revenue with the exception of one wholesaler for whom the Company will continue to defer revenue recognition until it has obtained sufficient sales history to reasonably estimate that wholesalers’ returns and until that wholesaler’s inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.  Soltamox revenue is recognized from products sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment. Revenue from Gelclair sales is recognized when the merchandise is shipped to both wholesalers and direct sales to hospitals, clinics, pharmacies and other end-user customers as the Company believes it has achieved normalized inventory levels for Gelclair.

The Company recognizes sales allowances as a reduction of revenues in the same period the related revenue is recognized. Sales allowances are based on amounts owed or to be claimed on the related sales.  These estimates take into consideration the terms of the Company’s agreements with wholesale distributors and the levels of inventory within the distribution channels that may result in future discounts taken.  The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future, which could have an effect on revenue in the period of adjustment. The following briefly describes the nature of each provision and how such provisions are estimated:

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At September 30, 2015 and December 31, 2014 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

The Company's policy for recording interest and penalties is to record them as a component of interest income (expense), net.

Net Loss Per Common Share

The Company calculates its basic loss per share in accordance with FASB ASC 260, Earnings Per Share, by dividing the earnings or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to forfeiture and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to forfeiture and dilutive common stock equivalents for the period determined using the treasury-stock method.  For purposes of this calculation, in-the-money options and warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents but are not included in the calculation of diluted net loss per share for the three and nine month periods ended September 30, 2015 and 2014 as their effect is anti-dilutive. For the three and nine month periods ended September 30, 2015 the following in-the-money common stock equivalents have been excluded from the calculation because their inclusion would be anti-dilutive: 1,580,956 options with a weighted average exercise price of $0.76.  For the three and nine month periods ended September 30, 2014 there were no in-the-money common stock equivalents.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss attributable to controlling interest	$(2,697,781)	$(2,110,468)	$(8,532,933)	$(7,351,610)

Basic and diluted net loss per sommon share attributable to controlling interest

Weighted-average shares used in computing basic and diluted net loss per common share	19,755,595	19,461,538	19,755,595	12,512,866

Basic and diluted net loss per common share attributable to controlling interest	$(0.14)	$(0.11)	$(0.43)	$(0.59)

3.  Stockholders’ Equity

On May 30, 2014, the Company entered into a Securities Purchase Agreement (the “May 2014 Purchase Agreement”) with certain investors providing for the purchase of a total of $12,499,920 of units consisting of (1) an aggregate of 12,499.92 shares of Series C-1 Preferred Stock (convertible into a total of 11,261,189 shares of common stock); (2) Five-Year Warrants to purchase an aggregate of 5,630,595 shares of common stock at an exercise price of $1.67 per share; and (3) Thirteen-Month Warrants to purchase an aggregate of 5,630,595 shares of common stock at an exercise price of $1.67 per share.  The closing of the sale of the Series C-1 convertible preferred shares and warrants under the May 2014 Purchase Agreement took place in two closings on June 4, 2014 and June 5, 2014 for net proceeds of approximately $11.3 million, after deducting placement agent fees and other expenses totaling approximately $1,200,000.  As of September 30, 2015, 12,382.92 shares of Series C-1 preferred stock have been converted into an aggregate 11,155,765 shares of common stock.

On February 5, 2014, the Company filed with the Delaware secretary of state a certificate of amendment to the Company’s certificate of incorporation in order to effect a one-for-five reverse split of its outstanding common stock. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 9:00 a.m. on February 10, 2014 was automatically reclassified into one-fifth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of the Company’s common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 31.0 million shares to approximately 6.2 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of five to proportionately reflect the reverse split. The reverse split was accounted for retroactively and reflected in the Company’s common stock, warrant, stock options and restricted stock activity as of and for the year ended December 31, 2014 and for the periods ended September 30, 2015 and 2014.

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

The fair value of options granted to employees and non-employee directors for the three and nine months ended September 30, 2015 was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Expected dividend yield	-%	-%
Expected volatility	89.18%	100.03%
Weighted-average expected life (in years)	5.20	5.90
Risk free interest rate	1.52%	1.64%
Forfeiture rate	-%	8.43%

The Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, include the following share-based compensation expense related to issuances of stock options to employees and non-employee directors as well as warrants to non-employees as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Options to Employees and Non-employee Directors
Research and development	$6,361	$16,431	$26,870	$69,764
Sales and marketing	21,705	21,941	104,466	86,232
General and administrative	147,892	120,635	655,700	461,603
Total stock-based compensation to employees and non-employee directors	175,958	159,007	787.036	617,599

Warrants to non-employees
Other income, net	-	-	-	939
General and administrative	-	15,000	-	30,000
Total stock-based compensation to non-employees	-	15,000	-	30,939

Total stock-based compensation	$175,958	$174,007	$787.036	$648,538

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

The Company recognized $15,000 in share-based compensation related to issuance of 12,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the three months ended September 30, 2014.  The Company recognized $30,000 in share-based compensation related to issuance of 24,000 shares of restricted stock to non-employees (i.e. consultants) in exchange for services during the nine months ended September 30, 2014.  The Company recognized $939 in share-based compensation related to the issuance of 1,449 warrants in the second quarter of 2014 at an exercise price of $3.45 issued to non-employees in exchange for services during the nine months ended September 30, 2014.  No share-based compensation related to non-employees was recognized during the three and nine month periods ended September 30th, 2015. Unrecognized share-based compensation expense, including time-based options and, performance-based options expected to be recognized over an estimated weighted-average amortization period of 2.5 years was $1.3 million at September 30, 2015 and over an estimated weighted-average amortization period of 2.7 years was $1.4 million at September 30, 2014.

A summary of activity under the Company’s stock option plans for the nine months ended September 30, 2015 is as follows:

	Shares Available for Grant	Subject to Outstanding Options	Average Exercise Price
Balance at December 31, 2014	445,577	1,142,101	$3.96
2008 Stock Plan increase	4,154,748	-	-
Options granted	(1,191,000)	1,191,000	0.79
Options forfeited	54,850	(54,850)	(2.94)
Balance at March 31, 2015	3,464,175	2,278,251	$2.33
Options granted	(406,456)	406,456	0.70
Options forfeited	13,156	(13,156)	2.65
Balance at June 30, 2015	3,070,875	2,671,551	$2.08
Options granted	(51,104)	51,104	0.86
Options forfeited	11,988	(11,988)	0.78
Balance at September 30, 2015	3,031,759	2,710,667	$2.06

5.  Commitments and Contingencies

From time to time, the Company is exposed to various claims, threats, and legal actions in the ordinary course of business. In November, 2012, a suit was filed in the United States District Court District of Columbia naming the Company as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant was Innocutis Holdings LLC (“Innocutis”), licensor of the product Bionect, which the Company marketed under a Marketing Agreement with Innocutis until the termination of the Agreement on April 1, 2015. Plaintiff subsequently filed a second suit against Fidia Pharmaceutici S.p.A., the manufacturer of the Bionect product, and that suit has been merged with the suit against DARA and Innocutis. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to the Company’s Marketing Agreement with Innocutis, Innocutis is required to indemnify the Company in connection with this lawsuit, an obligation which survived the termination of the Marketing Agreement between the Company and Innocutis.  As a result, Innocutis has assumed the Company’s defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of the two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint that replaced the allegations concerning the original two patents and, instead, asserted that defendants infringed on a different patent relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, defendants’ filed a Motion to Dismiss plaintiff’s Amended Complaint.  The Motion to Dismiss was denied by the Court on June 10, 2015.  The Court has ordered that discovery with respect to damages commence not earlier than January 15, 2016, and that fact discovery shall be completed not later than April 22, 2016.  Additional discovery and expert reports are to be submitted at intervals throughout 2016 culminating in dispositive motions being filed on or before August 26, 2016. No assurance can be given regarding the outcome of this litigation.  However, the Company believes the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

The Company, its individual Board of Directors, Midatech, Merger Sub and Secondary Merger Sub are named as defendants in purported class action lawsuits brought by alleged Company stockholders challenging the Company’s proposed merger with Midatech.  Three stockholder actions were filed in the Court of Chancery of the State of Delaware (Steve Schnipper v. David J. Drutz, et al., C.A. No. 11262-VCG, filed on June 23, 2015; Matthew Quinn v. DARA Biosciences, Inc., et al., C.A. No. 11217-VCG, filed on June 26, 2015; and Eric Edwards v. David J. Drutz, et al., C,A. No. 11262-VCG, filed on July 8, 2015) and one stockholder action was filed in the Superior Court in Wake County, North Carolina (Jacob Presson v. DARA BioSciences, Inc. et al., filed on July 27, 2015), referred to as the North Carolina Complaint.  On August 21, 2015, the plaintiff in the Schnipper action filed an amended complaint, referred to as the Schnipper Amended Complaint.  On September 15, 2015, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter, In re DARA BioSciences Stockholder Litigation, Cons. C.A. 11194-VCG, referred to as the Consolidated Delaware Action, and designated the Schnipper Amended Complaint as the operative complaint.  On October 1, 2015, the Superior Court in Wake County, North Carolina entered an order staying the North Carolina Complaint at the request of the parties.

The stockholder actions generally allege, among other things, that (i) each member of the Company’s Board of Directors breached his or her fiduciary duties to the Company and its stockholders by authorizing the sale of the Company to Midatech, (ii) the merger does not maximize value to the Company’s stockholders, and (iii) Midatech, Merger Sub, Secondary Merger Sub and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s Board of Directors.  In addition, the Consolidated Delaware Action alleges that Midatech’s Registration Statement on Form F-4 filed August 11, 2015 omits or misstates certain material information.  The stockholder actions seek class action certification and equitable relief, including judgments enjoining the defendants from consummating the merger on the agreed-upon terms.  The Company believes the claims asserted by the plaintiffs to be without merit.

6. Income Taxes

The Company did not record any income tax expense or benefit for the three and nine months ended September 30, 2015 or 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC.

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  When used in this Form 10-Q, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to factors that could cause actual results to differ materially for us from those projected.  Those factors include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund our operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable, of our outstanding options, warrants and convertible preferred stock; full-ratchet anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit our ability to raise capital on terms favorable to the Company and its current stockholders; the potential delisting of our common stock from the NASDAQ Capital Market; our limited operating history which may make it difficult to evaluate our business and future viability; our ability to timely commercialize and generate revenues or profits from Soltamox®, Gelclair®, Oravig® or other products; our ability to achieve the desired results from our agreements with Mission and Alamo; our ability to develop KRN5500 into a commercially viable product; FDA and other regulatory risks relating to our ability to market Soltamox®, Gelclair®, Oravig® or other products in the United States or elsewhere; our ability to in-license and/or partner products; the current regulatory environment in which we sell our products; the market acceptance of those products; dependence on partners and third-party manufacturers; successful performance under collaborative and other commercial agreements; our ability to retain our managerial personnel and to attract additional personnel; potential product liability risks that could exceed our liability coverage; potential risks related to healthcare fraud and abuse laws; competition; the strength of our intellectual property, the intellectual property of others and any asserted claims of infringement, and other risk factors identified in the documents we have filed, or will file, with the SEC. Copies of our filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. DARA BioSciences and the DARA logo are trademarks of DARA BioSciences, Inc.

Overview

We are a Raleigh, North Carolina based specialty pharmaceutical company primarily focused on the commercialization of oncology supportive care and oncology treatment pharmaceutical products.  Through our acquisition of Oncogenerix, Inc., which occurred on January 17, 2012, we acquired exclusive U.S. marketing rights to our first commercial FDA-approved proprietary product, Soltamox® (tamoxifen citrate) oral solution (“Soltamox”).  Soltamox has been approved by the U.S. Food and Drug Administration (“FDA”) for the prevention and treatment of breast cancer.  On September 7, 2012, we entered into a license agreement with Helsinn Healthcare SA (“Helsinn”), to distribute, promote, market and sell Gelclair® (“Gelclair”), a unique FDA-cleared, sodium hyaluronate and polyvinylpyrrolidone-containing oral gel indicated for the management and relief of pain due to oral mucositis.

On March 9, 2015, we entered into a commercialization agreement with Onxeo SA (“Onxeo”), giving us the exclusive, sublicensable, rights to distribute, promote, market and sell Oravig® (“Oravig”), in the United States as well as the right to seek regulatory approval for Oravig in Canada with the resulting exclusive, sublicensable rights to distribute, promote, market and sell Oravig there. Oravig is the first and only orally-dissolving buccal tablet approved for oral thrush.  We launched Oravig at the beginning of October 2015. At the same time that we acquired the exclusive rights to Oravig from Onxeo, we entered into a co-promotion agreement with Mission Pharmacal (“Mission”) for Mission to exclusively promote Oravig in the primary care market. Since the launch of Oravig in early October, 2015 Mission is utilizing their primary care sales force to promote the product within that market segment.  In consideration for receiving the exclusive rights to Oravig, we will make certain milestone payments at defined sales thresholds.

Alamo Pharma Services (“Alamo”) provides us with a dedicated national sales team of 20 sales representatives to promote our commercial products (the “Sales Team”).  Pursuant to an agreement, exclusive to the oncology market, with Mission, Alamo’s parent company, Mission shares in the costs and expenses of the Sales Team.  The Sales Team promotes our products Soltamox, Gelclair and Oravig.  The Sales Team also promotes two Mission products: Ferralet® 90, and Aquoral®.  Our agreements with Alamo and Mission expand our presence in oncology supportive care and the Mission products complement our portfolio in presenting comprehensive offerings to the oncologist.  We believe our engagement of the 20-person Sales Team helps us increase our revenues and our product portfolio’s market acceptance.

We have a clinical development asset, KRN5500, which is a phase 2 investigational product targeted for treating patients with painful treatment-refractory chronic chemotherapy induced peripheral neuropathy (“CCIPN”).  KRN5500 was designated a Fast Track Drug by the FDA in 2011.  Fast Track designation is intended to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and those products that demonstrate the potential to address unmet medical needs.  On February 21, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful CCIPN that is refractory to conventional analgesics.  On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the treatment of multiple myeloma.  Upon approval by the FDA, orphan drug designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. On July 14, 2015 we were granted a patent by the US Patent and Trademark Office for a modified formulation of KRN5500 that will allow a simplified dosing regimen. On July 9, 2015 the FDA provided formal agreement with our proposed development plan, including design of the Phase 2b dose-escalation strategy in cancer patients with CCIPN. The FDA also indicated agreement with proposed bridging studies for the new KRN5500 formulation. We are evaluating options to partner the drug with an established oncology pharmaceutical development company to undertake and support further development costs.

We are employing a multi-disciplinary approach to reach and educate health care providers, dispensers, patient advocacy groups, foundations, caregivers and patients directly. We believe we can accomplish this through utilization of the contract sales organization of 20 sales representatives, a newly implemented telesales program, innovative marketing programs, partnerships with specialty pharmacy providers, working with patient advocacy groups and foundations as well as collaborative arrangements with third party sales organizations.  As we gain additional commercial experience with our products, we may modify these activities as appropriate.

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

The Merger Agreement is subject to approval by our stockholders.   A special meeting date of December 2, 2015 has been set.

Product Commercialization and the Mission Products

Our primary focus is on the commercialization of the following oncology supportive care and oncology treatment pharmaceutical products:

•	Gelclair, an FDA-cleared product indicated for the management and relief of pain due to oral mucositis;

•	Oravig, the first and only orally-dissolving buccal tablet approved for oral thrush launched in October 2015;

•	Two Mission products: Ferralet 90 (for anemia), and Aquoral (for dry month); and

•	Soltamox, an FDA-approved oral liquid solution of tamoxifen citrate (for the prevention and treatment of breast cancer).

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

On February 24, 2014 the FDA granted Orphan Drug Designation to KRN5500 for the parenteral treatment of painful, chronic, chemotherapy-induced peripheral neuropathy that is refractory to conventional analgesics. On June 16, 2014 the FDA granted Orphan Drug Designation to KRN5500 for treatment of multiple myeloma.  Upon approval by the FDA, Orphan Drug Designation provides extended market exclusivity, tax benefits, and the waiver of certain fees associated with the FDA approval process. On July 14, 2015 we were granted a patent from the US Patent and Trademark Office for a modified formulation of KRN5500 that we anticipate may allow a simplified dosing regimen. On July 9, 2015 the FDA provided formal agreement with DARA’s proposed development plan, including design of the Phase 2b dose-escalation strategy in cancer patients with CCIPN. The FDA also indicated agreement with proposed bridging studies for the new KRN5500 formulation.

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

We allow for product to be returned beginning prior to and following product expiration. During the quarter ended June 30, 2015, we determined that our wholesaler inventories had been reduced to a normalized amount and that we now had sufficient experience with Soltamox and the related wholesaler distribution channel to reasonably estimate product returns from our wholesalers while the wholesalers are still holding inventory. Therefore, effective June 30, 2015, we no longer defer the recognition of Soltamox revenue with the exception of one wholesaler for whom we will continue to defer revenue recognition until the we have obtained sufficient sales history to reasonably estimate that wholesaler’s returns and until that wholesaler’s inventory levels are reduced to normalized amounts. Shipments of Soltamox that are not recognized as revenue are treated as deferred revenue until evidence exists to confirm that pull through sales to retail and specialty pharmacies or other end-user customers have occurred.  Soltamox revenue is recognized from product sales directly to hospitals, clinics, pharmacies and other end-user customers at the time of direct shipment.

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

Inventory

Inventory at September 30, 2015 and December 31, 2014 was $266,955 and $265,280, respectively and consisted of finished goods.  We state finished goods inventories at the lower of cost (which approximates actual cost on a first-in, first-out cost method) or market value. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life, and current and expected market conditions, including levels of competition. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  During the nine months ended September 30, 2015, we recorded an inventory write down of approximately $50,000 associated with inventory still in our warehouse that is approaching product expiration.

Income Taxes

We use the liability method in accounting for income taxes as required by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. At September 30, 2015 and December 31, 2014 a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

Under the terms of the original license agreement for Soltamox, we are required to meet minimum sales requirements during the license agreement’s term.  As of October 1, 2015 we have amended the original agreement with new terms that will be applicable for the next 36 months.  Pursuant to these new terms, the minimum sales requirements have been eliminated and we will instead guarantee Rosemont an annual minimum payment, which payment includes a minimum purchase of Soltamox finished goods inventory which we believe should be sufficient for our annual inventory needs.  In addition, during the final year of the initial term of the agreement, we have agreed to pay Rosemont an additional royalty on gross margin for units sold above a specified threshold. The initial term is expected to end on June 29, 2018.

We evaluate the recoverability of our intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances suggest that the carrying value of the asset or group of assets is not recoverable. We measure the recoverability of assets by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying amount of the assets exceeds the fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the assets.  There was no impairment to intangible assets recognized during the three and nine months ended September 30, 2015.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net revenues increased by $583,283 from $597,777 for the three months ended September 30, 2014, to $1,181,060 for the three months ended September 30, 2015, primarily related to increased demand for both Gelclair and Soltamox.  Similarly, cost of goods sold increased by $115,420 from $125,864 for the three months ended September 30, 2014, to $241,284 for the three months ended September 30, 2015, also primarily related to increased demand for both Gelclair and Soltamox.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $463,815 from $1,099,931 for the three months ended September 30, 2014 to $1,563,746 for the corresponding 2015 period primarily as a result of increased personnel costs, including an increase in incentive based field sales compensation driven by higher sales achievement, and increased advertising and sales events expenses, partially offset by decreased public relations expenses.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses decreased $46,209 from $383,159 for the three months ended September 30, 2014 to $336,950 for the corresponding 2015 period, primarily as a result of decreased personnel costs.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $559,226 from $1,004,081 for the three months ended September 30, 2014 to $1,563,307 for the corresponding 2015 period, primarily as a result of increased legal professional services costs related to the Merger Agreement.

Depreciation and amortization expense increased $13,629 from $159,790 for the three months ended September 30, 2014 to $173,419 for the corresponding 2015 period, primarily as a result of higher amortization expense.

Other income (expense) reflects non-operating activities associated with investments, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other expense decreased $15,519 from $15,654 in expense for the three months ended September 30, 2014 to $135 in expense for the corresponding 2015 period, primarily as a result of reduced interest expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenues increased by $1,655,368 from $1,168,673 for the nine months ended September 30, 2014, to $2,824,041 for the nine months ended September 30, 2015, primarily related to increased demand for both Gelclair and Soltamox.  Similarly, cost of goods sold increased by $380,421 from $270,384 for the nine months ended September 30, 2014, to $650,805 for the nine months ended September 30, 2015, also primarily related to increased demand for both Gelclair and Soltamox, as well as a $50,000 inventory write down associated with Soltamox inventory that is approaching product expiration.

Sales and marketing costs consist of salaries, commissions, and benefits to sales and marketing personnel, sales personnel travel and operating costs, contract sales force costs including pass-throughs, marketing programs, administration costs and advertising costs. Sales and marketing expense increased $983,944 from $3,702,433 for the nine months ended September 30, 2014 to $4,686,377 for the corresponding 2015 period primarily as a result of increased personnel costs, including an increase in incentive based field sales compensation driven by higher sales achievement, partially offset by a reduction in public relations expense.

Research and development costs include personnel and personnel related costs, formulation and API manufacturing costs, process development, research costs, patent costs, pharmacovigilance costs, PDUFA fees, regulatory costs and other consulting and professional services.  Research and development expenses increased $8,091 from $1,062,339 for the nine months ended September 30, 2014 to $1,070,430 for the corresponding 2015 period, primarily as a result of increased consulting and professional services expense and PDUFA fees, offset by decreased personnel costs.

General and administrative expenses consist primarily of salaries and benefits, professional fees and other costs related to administrative, finance, human resource, legal and information technology functions as well as the costs associated with listing, stock transfer and filings as a public company.  In addition, general and administrative expenses include facility, basic operational and support costs and insurance costs.  General and administrative expenses increased $1,045,858 from $3,364,368 for the nine months ended September 30, 2014 to $4,410,226 for the corresponding 2015 period, primarily as a result of increased personnel costs, increased stock-based compensation costs and increased professional services costs related to the Merger Agreement.

Depreciation and amortization expense increased $43,909 from $477,820 for the nine months ended September 30, 2014 to $521,729 for the corresponding 2014 period, primarily as a result of higher amortization expense.

Other income (expense) reflects non-operating activities associated with investments, as well as interest earned and expensed and other revenues not related to normal basic operations.  Other income decreased $196,127 from $178,720 for the nine months ended September 30, 2014 to $17,407 in expense for the corresponding 2015 period, primarily as a result of approximately $228,375 in net increased license revenue recognized in other income during the first quarter of 2014 related to the sublicense of DB959 to T3D Therapeutics, Inc.

Liquidity and Capital Resources

Overview

At September 30, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $4,658,815. As of September 30, 2015, we had net working capital of $2,784,764.  Our cash resources have been used to acquire licenses, and to fund research and development activities, capital expenditures, sales and marketing and general and administrative expenses.

Cash Flows

During the nine months ended September 30, 2015, cash used in our operating activities was $7,240,654.  Cash used in operating activities was primarily due to the $8,532,933 consolidated net loss, a decrease in accounts payable and accrued liabilities of $376,939 and an increase in inventory of $51,736, which was partially offset by a decrease in accounts receivable of $204,249, a decrease in prepaid expenses and other assets of $151,484, non-cash stock-based compensation of $787,036 and non-cash depreciation and amortization of $521,729.

During the nine months ended September 30, 2015, cash used in investing activities was $1,238 and was related to the purchase of furniture, fixtures and equipment.

During the nine months ended September 30, 2015, cash used in financing activities was $125,905 and was related to payments on capital leases and other financing agreements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In November, 2012, a suit was filed in the United States District Court District of Columbia naming DARA as a defendant. The plaintiff in the suit is GlycoBioSciences, Inc. Also named as defendant was Innocutis Holdings LLC (“Innocutis”), licensor of the product Bionect, which we marketed under a Marketing Agreement with Innocutis until the termination of the Agreement on April 1, 2015. Plaintiff subsequently filed a second suit against Fidia Pharmaceutici S.p.A., the manufacturer of the Bionect product, and that suit has been merged with the suit against us and Innocutis. Plaintiff alleges that defendants’ distribution and sale of Bionect infringes on certain of plaintiff’s patents and plaintiff seeks to enjoin defendants’ alleged patent infringement and seeks unspecified damages and costs. Pursuant to our Marketing Agreement with Innocutis, Innocutis is required to indemnify us in connection with this lawsuit, an obligation which survived the termination of the Marketing Agreement between us and Innocutis.  As a result, Innocutis has assumed our defense. The defendants filed a motion to dismiss the complaint on February 1, 2013.  On June 26, 2014, counsel for the defendants notified the Court that the United States Patent and Trademark Office had completed a reexamination of the two patents which underlie the suit and also filed a Motion to Dismiss. On August 25, 2014, plaintiff filed an amended complaint that replaced the allegations concerning the original two patents and, instead, asserted that defendants infringed on a different patent relating to the sale of Bionect.  On September 25, 2014, defendants filed an answer and asserted various affirmative defenses and counterclaims.  On April 16, 2015, defendants’ filed a Motion to Dismiss plaintiff’s Amended Complaint.  The Motion to Dismiss was denied by the Court on June 10, 2015.  The Court has ordered that discovery with respect to damages commence not earlier than January 15, 2016, and that fact discovery shall be completed not later than April 22, 2016.  Additional discovery and expert reports are to be submitted at intervals throughout 2016 culminating in dispositive motions being filed on or before August 26, 2016. No assurance can be given regarding the outcome of this litigation.  However, we believe the plaintiff’s claims are substantially without merit and the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

We, our individual Board of Directors, Midatech, Merger Sub and Secondary Merger Sub are named as defendants in purported class action lawsuits brought by alleged stockholders of ours challenging our proposed merger with Midatech. Three stockholder actions were filed in the Court of Chancery of the State of Delaware (Steve Schnipper v. David J. Drutz, et al., C.A. No. 11262-VCG, filed on June 23, 2015; Matthew Quinn v. DARA Biosciences, Inc., et al., C.A. No. 11217-VCG, filed on June 26, 2015; and Eric Edwards v. David J. Drutz, et al., C,A. No. 11262-VCG, filed on July 8, 2015) and one stockholder action was filed in the Superior Court in Wake County, North Carolina (Jacob Presson v. DARA BioSciences, Inc. et al., filed on July 27, 2015), referred to as the North Carolina Complaint.  On August 21, 2015, the plaintiff in the Schnipper action filed an amended complaint, referred to as the Schnipper Amended Complaint.  On September 15, 2015, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter, In re DARA BioSciences Stockholder Litigation, Cons. C.A. 11194-VCG, referred to as the Consolidated Delaware Action, and designated the Schnipper Amended Complaint as the operative complaint. On October 1, 2015, the Superior Court in Wake County, North Carolina entered an order staying the North Carolina Complaint at the request of the parties.

The stockholder actions generally allege, among other things, that (i) each member of our Board of Directors breached his or her fiduciary duties to us and our stockholders by authorizing our sale to Midatech, (ii) the merger does not maximize value to our stockholders, and (iii) Midatech, Merger Sub, Secondary Merger Sub and we aided and abetted the breaches of fiduciary duty allegedly committed by the members of our Board of Directors.  In addition, the Consolidated Delaware Action alleges that Midatech’s Registration Statement on Form F-4 filed August 11, 2015 omits or misstates certain material information.  The stockholder actions seek class action certification and equitable relief, including judgments enjoining the defendants from consummating the merger on the agreed-upon terms.  We believe the claims asserted by the plaintiffs to be without merit.

 Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, as updated by the amendments, additions and changes thereto as set forth below.

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

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We incurred a net loss of $9.2 million for the year ended December 31, 2014, and $8.5 million for the nine months ended September 30, 2015. As of September 30, 2015, our accumulated deficit was $74.5 million. We have not achieved operating profitability on a quarterly or annual basis.

Historically, there have been limited sales of our products.  Our revenues were $0.4 million for the year ended December 31, 2013, $1.9 million for the year ended December 31, 2014 and $2.8 million for the nine months ended September 30, 2015.  We will need to significantly grow our revenues to become profitable.

Our limited experience selling and marketing pharmaceutical products may make it difficult to evaluate our business to date and future viability.

We are in the early stage of our commercial operations and have only a limited operating history on which to base an evaluation of our current business and prospects. For example, we are in the early stages of building our sales and marketing strategy and organization and have only recently established a national sales team.  We have just launched Oravig into the marketplace in October 2015 and cannot accurately predict the effectiveness of our sales and marketing of Oravig.  Our operations and development are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technologies and alternative therapies in the pharmaceutical industry, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

Our articles of incorporation authorize the issuance of up to (i) 75,000,000 shares of common stock with a par value of $0.01 per share, of which 19,755,595 were issued and outstanding at September 30, 2015, and (ii) 1,000,000 shares of preferred stock, par value $0.01 per share, of which 468 shares of Series A preferred stock, 50 shares of Series B-2 preferred stock and 117 shares of Series C-1 preferred stock were issued and outstanding at December 31, 2014. Our Board of Directors may choose to issue some or all of the remaining authorized shares to acquire one or more products and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

As of September 30, 2015, we had 19,755,595 shares of common stock outstanding. As of December 31, 2014, there were 37,440 shares of common stock issuable upon the conversion of outstanding shares of Series A preferred stock, 20,408 shares of common stock issuable upon the conversion of outstanding shares of Series B-2 preferred stock, 105,405 shares of common stock issuable upon the conversion of outstanding shares of Series C-1 preferred stock, 11,482,525 shares of common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $2.77 per share, 2,710,667 shares of common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $2.06 per share, 3,031,759 shares of common stock reserved for future grants and awards under our equity incentive plans and 178,330 shares of common stock reserved for issuance to former Oncogenerix, Inc. stockholders, based upon our achievement of certain revenue or market capitalization milestones during the five year period ending January 2017. The conversion price of the Series B-2 preferred stock is subject to full-ratchet antidilution protection if we sell any common stock at a price lower than the then-conversion price of the Series B-2 (currently, $2.45 per share).  Similarly, the conversion price of the Series C-1 preferred stock is subject to full-ratchet anti-dilution protection if we sell any common stock at a price lower than the then-conversion price of the Series C-1 (currently, $1.11 per share).

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

As previously disclosed, on November 17, 2014, we received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid requirement. In accordance with Marketplace Rule 5550(a)(2), we have been granted extensions, and pursuant to the current extension, the Company has until November 16, 2015, to regain compliance with the minimum $1.00 price per share requirement. To regain compliance, any time before November 16, 2015, the bid price of our common stock must close at or above $1.00 per share for a minimum of 10 consecutive business days.  The NASDAQ Listing Qualifications Staff’s determination to grant the additional 180 day compliance period was based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the minimum bid price requirement, and our written notice of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary.  If we do not cure the deficiency during this second compliance period, NASDAQ will provide the Company with written notification that our common stock will be delisted. Upon such notice, we may appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel pursuant to the procedures set forth in the applicable NASDAQ Marketplace Rules. There can be no assurance that, if we appeal any such determination of the NASDAQ Staff, such appeal would be successful.

There can be no assurances that we will regain compliance with NASDAQ’s minimum bid requirement or, even if we do regain compliance, that we will be able to maintain our NASDAQ listing. If our common stock were delisted from NASDAQ, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would expect to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2015.

DARA BIOSCIENCES, INC.

Date: November 2, 2015	By:	/s/ Christopher G. Clement
Christopher G. Clement Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2015	By:	/s/ David L. Tousley
David L. Tousley Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of DARA BioSciences, Inc., as certified by the Secretary of State of the State of Delaware on June 3, 2014.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014

3.2	Amended and Restated By-Laws of DARA BioSciences, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2008

31.1	Certification of Christopher G. Clement. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2015

31.2	Certification of David L. Tousley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2015

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2015

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema****

101.CAL	XBRL Extension Calculation Linkbase****

101.DEF	XBRL Definition Linkbase****

101.LAB	XBRL Taxonomy Extension Label Linkbase****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase****

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